Form 10QSB
period 2006-02-28
University Girls Calendar LTD
filed 2006-04-13
CIK 1349437

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 28, 2006	Commission File Number [ ]

UNIVERSITY GIRLS CALENDAR, LTD.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1881 Brunswick St, Suite 311 Halifax, Nova Scotia (Address of Principal Executive Offices)	B3J-3L8 (Zip Code)

(902) 489-4029 (Issuer’s telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes        No   X

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes        No

Applicable only to corporate issuers

As of April 12, 2006 the Company had 4,450,010 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:

Yes        No   X

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

UNIVERSITY GIRLS CALENDAR, LTD

INTERIM FINANCIAL STATEMENTS

February 28, 2006

Unaudited

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

NOTES TO THE INTERIM FINANCIAL STATEMENTS

UNIVERSITY GIRLS CALENDAR, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

February 28, 2006

Page

Consolidated Financial Statements:

Consolidated Balance Sheet	F-2

Consolidated Statement of Operations	F-3

Consolidated Statement of Cash Flows	F-4

Consolidated Statement of Stockholders’ Equity	F-5

Notes to Consolidated Financial Statements	F-6 to F-12

UNIVERSITY GIRLS CALENDAR, LTD.

CONSOLIDATED BALANCE SHEET
(Unaudited)
February 28, 2006

Note 3 – Basis of Presentation – going concern	February 28, 2006	November 30 2005

ASSETS
Current
Cash and cash equivalents	$49,402	$69,005
Accounts receivable	8	3,220
Inventory	4,021	-

Total Current Assets	53,431	72,225

Total Assets	$53,431	$72,225
	============	============

Current
Accrued liabilities	$3,075	$1,285
Deferred advertising revenue	-	3,640

Total Liabilities	3,075	4,925

Commitments and Contingencies (Notes 1,2, 3 and 5)
Capital stock
Authorized:
50,000,000 common shares, par value $0.001 per share
Issued and outstanding:
4,450,010 common shares	4,450	4,450
Additional paid-in capital Accumulated other comprehensive income	70,558 2,962	70,558 1,513
Accumulated deficit	(27,614)	(9,221)

Total Stockholders’ Equity	50,356	67,300

Total Liabilities and Stockholders’ Equity	$53,431	$72,225
	============	============

The accompanying notes are an integral part of these statements.

UNIVERSITY GIRLS CALENDAR, LTD.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended February 28, 2006

		Three months ended February 28, 2006

Revenue
Calendar sales and advertising revenue, net of sales commissions		$1,726
Cost of goods sold		466

Gross profit		1,260
Advertising revenue, net of sales commissions		3,461

		4,721

Expenses
Advertising and promotion		1,251
Professional fees		20,294
Office and administration		1,569

Total expenses		23,114

Net loss for the period		$(18,393)
		=============

Basic and diluted loss per share	$	*

Weighted average number of shares outstanding		4,450,010

Other comprehensive loss
Net loss for period		(18,393)
Foreign currency translation adjustment		1,449

Total comprehensive loss		(16,944)
		=============

* Less than $0.01 per share

The accompanying notes are an integral part of these statements.

UNIVERSITY GIRLS CALENDAR, LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
For the three months ended February 28, 2006

Three months ended February 28, 2006

Cash flows (used by) Operating Activities
Net loss for the period	$(18,393)
Adjustments to reconcile net loss to net cash used by operating activities
Change in operating assets:
Accounts payable and accrued liabilities	1,790
Deferred advertising revenue	(3,640)
Inventory	(4,021)
Accounts receivable	3,212

Net adjustments	(2,659)

Net cash (used by) operating activities	(21,052)

Cash flows from Financing Activity
Foreign currency translation adjustment	1,449

Cash flows from financing activities	1,449

Decrease in cash during the period	(19,603)

Cash, beginning of period	69,005

Cash, end of period	$49,402
=============

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$—
=============

Income taxes	$—
=============

The accompanying notes are an integral part of these statements.

UNIVERSITY GIRLS CALENDAR, LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Period from April 27, 2005 (Date of inception) to February 28, 2006

	Common Stock		Additional Paid-in	Other Comprehensive
	Shares	Amount	Capital	Income	Deficit	Total

June and July, 2005 Common stock issued for cash at $0.01	3,000,000	$3,000	$27,000	$—	$—	$30,000
Common stock issued for acquisition of subsidiary	10	—	8	—	—	8
August and September, 2005 Common stock issued for cash at $0.02	1,250,000	1,250	23,750	—	—	25,000
October and November, 2005 Common stock issued for cash at $0.10	200,000	200	19,800	—	—	20,000
Foreign currency translation adjustment	—	—	—	1,513	—	1,513
Net loss for the period	—	—	—	—	(9,221)	(9,221)

Balance, November 30, 2005	4,450,010	$4,450	$70,558	$1,513	$(9,221)	$67,300
Foreign currency translation adjustment				1,449		1,449
Net loss for the period					(18,393)	(18,393)

Balance, February 28, 2006	4,450,010	$4,450	$70,558	$2,962	$(27,614)	$50,356
	==========	==========	==========	===========	==========	==========

The accompanying notes are an integral part of these statements.

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
February 28, 2006

Note 1 Nature and Continuance of Operations

a)       Organization and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended November 30, 2005 included in the annual report previously filed on Form 10-KSB.  These unaudited interim consolidated financial statements reflect all adjustments, consisting of normally recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at February 28, 2006, and the results of operations and cash flows for the interim period ended February 28, 2006.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Amounts shown for November 30, 2005 were taken from the audited financial statements as of that date.

University Girls Calendar, Ltd. (the “Company”) is in the business of designing, producing and selling calendars.  The Company’s initial product is a 12-month wall calendar for the year 2006 containing pictures of female students who attend one of the five major universities in the province of Nova Scotia, Canada.  The Company is marketing and distributing the 2006 calendar principally in the Nova Scotia area, and may possibly expand its operations to other North American markets in coming years.  In each case, the Company intends to produce a local calendar featuring local models so that the product maintains a local, grassroots appeal.  The Company will attempt to sell the calendars principally through distribution arrangements with local retail businesses. The Company also sells advertising space within the calendars to advertisers, and maintains an Internet web-site.

The Company was incorporated in the State of Nevada, United States of America, on June 2, 2005.  The Company’s year-end is November 30, 2005. On June 30, 2005,

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
February 28, 2006

the Company acquired all of the shares of University Girls Calendar Ltd., a Nova Scotia company that was incorporated on April 27, 2005, for 10 shares of the Company, then valued at $8. The transaction was treated as a reverse acquisition, which is a capital transaction and not a business combination. Accordingly, the financial statements for the acquired subsidiary are presented for the periods prior to acquisition.

The financial statements include the accounts of the subsidiary. All intercompany transactions have been eliminated prior to the consolidation.

Note 2 Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.  The financial statements are stated in United States of America dollars.

a)       Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with SOP 98-5.

b)       Income Taxes

The Company has adopted the Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
February 28, 2006

c)       Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

d)       Estimated Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

e)       Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition."  Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

f)       Currency

The Company records foreign currency transactions in accordance with Statement of Financial Standards (FAS) No. 52. The functional currency of the Company is the United States Dollar. The Company does not hedge foreign currency transactions.

The functional currency of the Company’s operating subsidiary is the Canadian Dollar. The subsidiary translates amounts into United States Dollars at current exchange rates; revenues and expenses are translated at the average exchange rate during the period, and equity accounts are translated at the historical rate. Related transaction adjustments are reported as other comprehensive income, a component of stockholders’ equity.

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
February 28, 2006

g)       Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

h)       Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

i)        Earnings (Loss) Per Common Share

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.

j)        Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
February 28, 2006

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company was required to continue to apply FIN 46 through April 30, 2004. The Company was required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46-R on May 1, 2004. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

During 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-based Payment".  These statements are effective for periods after these financial statements. We do not believe the impact of adoption of these statements will be significant to our overall results of operations or financial position.

k)       Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At February 28, 2006, the Company had no amounts of cash or cash equivalents in excess of amounts insured by agencies of the U. S. Government.

l)        Other

The Company consists of one reportable business segment.

The Company paid no dividends during the period presented.

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
February 28, 2006

Advertising and promotion activities are expensed as incurred.

Calendar design and website design costs are expensed as incurred.

Note 3 Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the continuation of the Company as a going concern. However, the Company has had minimal operations to date and has incurred losses since inception.  These matters raise substantial doubt about the Company’s ability to continue as a going concern and to meet its financial requirements. Management believes that actions planned and presently being taken, including the printing of calendars and accepting advertising revenues provides the opportunity for the Company to continue as a going concern.

The Company’s President has agreed to loan the Company, if needed, up to $50,000 until January 31, 2007 with terms of the loan to be negotiated at the time of lending, but interest charged will not exceed the prevailing prime rate of interest plus 2%.

The financial statements do not include any adjustments that might result from these uncertainties.

Note 4 Common Stock

The Company’s authorized common stock consists of 50,000,000 shares with a par value of $0.001 per share.

During June and July 2005, the Company issued 3,000,000 shares of common stock at a price of $0.01 for cash totaling $30,000.

On June 30, 2005 the Company issued and paid 10 shares of common stock as consideration for all of the shares of University Girls Calendar Ltd., a Nova Scotia company valued at $8.

During September and October 2005, the Company issued 1,250,000 shares of common stock at a price of $0.02 for cash totaling $25,000.

During October and November 2005, the Company issued 200,000 shares of common stock at a price of $0.10 for cash totaling $20,000 shares.

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
February 28, 2006

Note 5 Income Taxes

The Company is subject to United States and Canadian income taxes. The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carryforwards. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards.  Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s estimated Canadian deferred tax assets, valuation allowance, and change in valuation allowance of $330 are as follows:

Year Ending	Estimated NOL Carryforward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2005	3,961	2012	330	(330)	—
2006	18,393	2013	3,072	(2,759)	—

Income taxes at the statutory rate for United States income taxes are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15%)
Deferred income tax valuation allowance	15%

Actual tax rate	0%
============

Note 6 Comprehensive income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No130, “Reporting Comprehensive Income”. The Statement requires that the components of comprehensive income be displayed in the financial statements and includes income and all changes in equity during a period that arises from non-owner sources such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The components of comprehensive income include net loss of $18,393 and currency translation adjustment of $1,449 gain.

Note 7 Related Party Transactions

The Company’s president provides office-sharing facilities at no cost.

Item 2. Plan of Operation

Cautionary Statement Regarding Forward-looking Statements

This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate,"  "expect,"  "may,"  "project,"  "intend" or similar expressions.

Description of the Business

This section must be read in conjunction with the financial statements included in this Quarterly Report.

We were incorporated June 2, 2005 under the laws of the state of Nevada.  On June 30, 2005, we purchased all the issued and outstanding shares of University Girls Calendar, Ltd., a Nova Scotia company (“UGC Nova Scotia”) from our officer and director Paul Pedersen for 10 shares of our common stock.  As a result of the transaction, UGC Nova Scotia became a wholly-owned subsidiary of ours.  It is through UGC Nova Scotia that we conduct business in Canada.

Production of what is currently our principal product, the 2006 Nova Scotia University Girls Calendar, began on July 12, 2005. Between July and November of 2005, numerous photo-shoot sessions were held to obtain quality pictures for the calendar.  During that period, we acquired a collection of over 800 useable images of female student models which could also be used for any future printed production, on our website, or for any ongoing marketing activity. The models each signed consent forms giving us the right to use the images for future printed calendars, for release through our website, or by third parties who may purchase or license the images from us.

From July through the end of 2005, six companies entered into arrangements with us to purchase advertising in the 2006 calendar.

In August 2005, production of our website began.  To date, the site has been completed, to the extent that 2006 calendars and various products (such as t-shirts and baseball caps bearing our logo) may be purchased at www.universitygirlscalendar.com.  It is intended that the website will include a password-protected members’ section providing exclusive content not found in the printed product, for a monthly membership fee, and work on this aspect of the site has begun.   Work on the member’s only portions of the Company’s web-site is expected to be completed by early May of 2006, and that portion of the site should be open to consumers shortly thereafter.

In August 2005, graphic designers began developing a prototype of a calendar design template.  This template was completed in October 2005.  In developing this template, our strategy was to develop a professional yet low-cost design platform which can be easily re-used for future calendar releases, both in Nova Scotia and potentially in other markets.  The design can be re-used in other cities and in subsequent years by simply removing and replacing the images and advertising graphics so that different university models and new advertisers are represented.

In November of 2005, we completed production of our main product, the 2006 Nova Scotia University Girls Calendar, and 3,000 copies were printed.

We developed a promotional and marketing strategy for its 2006 calendar.  In general, this strategy involved establishing distribution channels spread across the province of Nova Scotia.  The overall market strategy is discussed below.

The 2006 University Girls Calendar was released on December 14, 2005. During the period between December 14, 2005 and  February 16, 2006, the company held over 25 promotional events in nightclubs throughout the city of Halifax, including at The Dome, Halifax’s largest nightclub, at home games for the Dartmouth Destroyers, a professional hockey team in the east coast league, and on University campuses such as Dalhousie University, Acadia University, Saint Mary’s University, and Saint Francis Xavier University.

Production for the 2007 product began in late February 2006, which included the start of photography for future printed or online releases.  We are also currently negotiating with photographers and entrepreneurs in other regions, including Toronto, Ontario and Portland, Oregon, regarding possible regional expansion of the UGC concept (i.e. University Girls Calendar Toronto, Portland, etc.).

Description of Products, Revenue Streams and Distribution Channels

As of the date of this quarterly report, we have successfully produced a 12 month calendar for the 2006 year.  We did so by placing advertisements at various Nova Scotia universities (Nova Scotia has 5 major university campuses and several smaller colleges), which called for both female models and people interested in assisting with production of the calendar itself (photographers, graphic artists, and the like).  The response to these advertisements was favourable, and we filled many of our needed staff positions, as well as all of our modeling requirements.  Where feasible and deemed to be advantageous, we produced the calendar with the help of voluntary staff, which were principally persons interested in obtaining experience generating a calendar product of this type (many of them university students in a related field).  Where staff needs were not adequately filled through this method, we hired appropriate professionals.  Prospective calendar models were told up front that modeling for the calendar would not be a paid position.

This allowed us to produce the calendar at a reasonably low price, while also ensuring adequate staffing to ensure a high quality.

Revenue Streams

We currently have three main revenue streams as follows:

  Calendar Sales.  We are currently marketing, distributing and selling our 2006 Nova Scotia University Girls Calendar, which was successfully produced and printed in late 2005.  Revenues from these sales will represent our main revenue stream for the coming year.

  Internet Product Sales and Advertising.   We have started an internet web-site at www.universitygirlscalendar.com, which we shall use for sales of calendars, t-shirts, posters, and similar saleable items.

  Advertising Sales.  We receive revenues through the sale of sponsorship advertisements that appear in the finished calendar.  For the 2006 Calendar, which was completed in late 2005, we sold sponsorships to six different advertisers.  Advertising dollars earned from our 2006 calendar amounted to $3,461.

Distribution Channels

We are currently selling and distributing our calendars through four main distribution channels:

1.  The use of various merchant vendor distribution outlets throughout Nova Scotia.  As of the date of this quarterly report, we had 12 such outlets selling the calendar, including merchant stores such as Hallmark, Popeye’s Supplements, and Main Drug Mart. We have found merchants who have agreed to retail the calendars on a consignment basis, keeping 25% of the sale price (with 75% going to us). We have released a small number of calendars for sale in Toronto, Ontario and Hamilton, Ontario, to test the national appeal of the product outside of Nova Scotia.

2.  The scheduling of various social events and local bars and nightclubs where calendars will be sold.  We have engaged in partnerships with local bars and nightclubs to organize various “Calendar Girl” events.  At such events, the bar or nightclub advertises that “University Girl Calendar Models” will be in attendance, and in exchange, our representatives are allowed to sell copies of our calendars on site.  The representatives selling the calendars, often the models themselves, receive 20% commission for all calendars they sell.

3.  We currently have 26 regional selling agents who work on a purely commission basis.  These individual cover key areas of Nova Scotia, and seek ways to distribute our products. They often sell calendars to friends, family, co-workers, door to door, or at their schools and workplaces. These regional agents take 20% commission on the sale price for the products they sell.

4.  Through our web-site.  We maintain a web-site at www.universitygirlscalendar.com , through which we currently are selling our calendars.  Information contained in our website is not part of this quarterly report.

University Girls Calendar Ltd. is aggressively pursuing a major distributor for future calendar releases. We have identified two potential distributors who have exclusive rights to calendar distribution within the two major grocery stores in Nova Scotia. The company hopes to announce a major distribution deal for the 2007 Calendar publication during the next quarter, but we cannot guarantee that such an announcement will be made..

Marketing

We do not currently engage in any general advertising of our calendars over and above marketing done in connection with the distribution channels noted above.  However, we have experienced significant local press coverage, including feature stories relating to our products, models, and founder, Paul Pedersen, in local and Canadian national media such as Halifax Daily News, The Halifax Chronicle Herald, The National Post, The Vancouver Province, ATV News, The National, CTV Newsnet, CBC Newsworld, CBC Radio One and the Q104, Halifax.  In the future, depending on available revenues, we may engage in some general marketing efforts over and above those involved in establishing the three main distribution channels noted above under “Distribution Channels”.

Much of our marketing activities involved raising awareness of our product in the market place by giving away free promotional items. During the quarter 660 calendars were given away as promotional items to current sponsors, companies we identified as potential future sponsors, local nightclubs, and distributors. The company’s goal this year was to increase our product’s profile in the eyes of consumers and sponsors, create “buzz” for future releases, and build on our “University Girls Calendar” brand.

Intellectual Property

We have developed a branding strategy for our products.  It includes our stylized names, logos and layout templates.  These trademarks appear throughout our calendar product and our website, and on the t-shirts, hats and other clothing we sell.  We believe these trademarks will help consumers identify and differentiate our product.  In terms of identifying words, we currently use the words “University Girls Calendar”, “Halifax University Girls” and “Nova Scotia University Girls”, in various color combinations, in association with our products.  Because we have not yet registered our trademarks with the United States and Canada trademark offices, our trademark protection is limited to available common law protection, which applies only in the regions in which we operate.  As it is anticipated that brand recognition will be an important part of our business, we plan to register our trademarks with the United States and Canada trademark offices at the earliest practicable date.

Competition

We compete generally with many other manufacturers and retailers in the calendar publishing industry and specifically with those who offer products with similar content   We compete with, among many others, the Sports Illustrated Swimsuit Calendar, the Girls of  Maxim Calendar, the FHM Girls Calendar, and the Texas Students Swimsuit Calendar.   For example, we anticipate competing with these more established products in some aspects of our business, including market share, internet traffic and product sales.   This  competition  could result in our being unable to gain any significant  market  share  which  could  have  a material adverse effect on our  business.  However, we believe that we compete favourably on the basis of quality, uniqueness, creativity and our “grass roots” connection to local markets because of the use of only local models.  Our connection to the local market is a particularly important characteristic of our product.  We believe that consumers, given the choice, may be more inclined to purchase our calendar because it contains photographs of local university students.  Notwithstanding what we believe are our advantages, we may not be able to compete effectively against our competitors, many of whom have significantly greater financial resources and a stronger market presence.

Government Regulation

Government regulation and compliance with environmental laws have not had a material effect on our  business.

Employees

We have no employees other than our sole officer and director as of the date of this quarterly report.

Property

We do not lease or own any real property.  We maintain our corporate office at 1881 Brunswick St, Suite 311, Halifax, Nova Scotia, Canada, B3J 3L8 . This office space is an office-sharing arrangement being provided as an accommodation to us by Paul Pedersen, our sole officer, where we can receive mail and perform other minimal corporate functions. As our business operations grow, it will be necessary for us to seek appropriate individual office space.  Management believes suitable office space will be available when it is needed.

Plan of Operation

We intend to market and distribute our 2006 calendar until May 1, 2006.  While calendar sales traditionally drop off after January, our product has the advantage that it is relatively new to consumers and holds a novelty appeal.  Our calendar will remain available for sale year round through our website.

In February we began preparations for our 2007 calendar, which will follow the same format as the 2006 calendar.  Any future calendar releases should be cheaper and easier to produce, as we have now created a template that will be used to design and layout all future releases.  Our photographers will begin working with volunteer models, to develop photo galleries. We hope to have sufficient photography  shot by April 2006 to be able to fill the entire 2007calendar. Furthermore, we plan to have completed production on our 2007 calendar by August 2006. This will give the Company additional time to distribute the product as opposed to our 2006 calendar.  All photo galleries produced can be used for future calendar releases or for immediate release through our website.

Depending on the marketing and distribution success of the 2006 calendar, we may attempt to do similar calendars in additional regions aside from Nova Scotia.  This will depend not only on the success of 2006 calendar sales, but also on the ability of us to attract key people to produce and market calendars in additional cities.  If we are successful in these efforts, we intend to expand our operations in coming years to cities and universities in other provinces and states in North America.  We intend to enter into sales and distribution arrangements with retail businesses across Canada, and, if we successfully expand to cities and universities in the United States, we intend to enter into sales and distribution arrangements with retail businesses across the United States.

We plan to expand our revenue streams as follows:  We plan to use our website for sales of calendars, t-shirts, posters, and similar saleable items.  The site may also eventually have a members only section, for which a monthly membership fee will be charged, which will allow members access to additional photographs, video interviews, and the like.  If the internet site becomes popular enough, we also plan to attempt to market and sell advertising space on the website itself.  For the 2006 calendar, which was completed in late 2005, we sold sponsorships to  16 six different advertisers.  It is anticipated that, as the popularity and level of distribution grows, these advertising spaces/sponsorships may be sold at a higher price.

We believe we have sufficient cash on hand to sustain our operations for the next 12 months, even if there are no revenues from sales from the 2006 calendar.  As of February 28, 2006, we had $49,402 in cash.  Such funds will be sufficient to market our 2006 Nova Scotia University Girls calendar and produce another Nova Scotia calendar for 2007.  If we desire to grow our business, we may need to raise additional capital.  In our last fiscal year, we successfully raised initial funds through private placements of our common stock.  In the future, we may to do additional placements should there be need for additional funds.  There is no assurance that such placements will be successful.  We also anticipate receiving some revenue from the sale of our 2006 calendar, which has been successfully produced and is currently being marketed, distributed and sold.  However, if funds are not available from these sources, our director and President, Mr. Paul Pedersen has agreed to loan us up to $50,000 in furtherance of our plan of operations on an as-needed basis.

We plan to expand our distribution channels as follows:  We will continue to seek distribution partnerships with smaller independently-owned stores throughout Nova Scotia.  We will be working with Superior Beverages from January to February 2006 to co-market and sell New World Wines and the 2006 University Girls Calendar in Nova Scotia government liquor stores.  Superior Beverages will be paying models from the University Girls Calendar to give out free samples of their products, and sell University Girls Calendars.  Liquor stores will allow representatives from the University Girls Calendar to sell calendars within the liquor stores during special promotions with Superior Beverages, and won’t take any percentage of sales.

In the future, depending on available revenues, we may engage in some general marketing efforts over and above those involved in establishing the three main distribution channels noted above.

We do not believe that there will be significant research and development expenses during the next 12 months.

If management believes it is appropriate to begin a program of rapid expansion, including to additional markets and the production of additional calendars in other areas of North America, to continue executing our business plan and to operate our business for the next 12 months, we believe we will need up to $50,000.  We plan on obtaining this operating capital from our own available funds and anticipated revenues from the sale of our 2006 calendar, but we expect to be able to raise capital through the sale of our common stock if business revenues are not available to pay necessary expenses.

We do not anticipate the need for any additional employees during the next twelve months other than the services of the individuals discussed above, unless initial response to our product is extremely positive or expansion into new markets occurs faster than expected.  Since our management plans to engage independent contractors only when volunteer positions cannot be adequately filled, and there are no plans for other significant expenditures over the coming year (aside from marketing and distribution costs, discussed above), adverse material impacts on short term liquidity are not expected. Our agreements with existing distributors and sales agents do not require us to make any financial commitments.   If we do not sell all of the 2006 calendars we have printed, we do not plan on printing additional calendars and we will come up with alternative marketing strategies for our 2007 calendars.  Our long-term liquidity will rely much on the success of our initial product sales and general marketing.

Off Balance Sheet Arrangements

None.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and  procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosures and procedures are effective. Also, based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. The Company’s chief executive officer and chief financial officer have concluded that there were not significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation. There were no control actions with regard to significant deficiencies and material weaknesses. There has been no material change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 that occurred during the Company’s fiscal quarter for which this report is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

N/A

Item 3.   Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Securities Holders

N/A

Item 5.  Other Matters

N/A

Item 6. Exhibits

31	Certificate pursuant to Rule 13a-14(a)

32	Certificate pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

University Girls Calendar, Ltd.

Date: April 12, 2006	By:	/s/ Paul Pedersen
Paul Pedersen
President, Secretary, and Chief Financial Officer