Form 10QSB
period 2006-05-31
University Girls Calendar LTD
filed 2006-07-14
CIK 1349437

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 2006	Commission File Number [ ]

UNIVERSITY GIRLS CALENDAR, LTD.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1881 Brunswick St, Suite 311 Halifax, Nova Scotia (Address of Principal Executive Offices)	B3J-3L8 (Zip Code)

(902) – 489-4029 (Issuer’s telephone number)
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

Yes        No

Applicable only to corporate issuers

As of July 10, 2006 the Company had 4,450,010 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:

Yes        No   X

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

UNIVERSITY GIRLS CALENDAR, LTD.

 CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2006

Page

Consolidated Financial Statements:

Consolidated Balance Sheet	F-2

Consolidated Statement of Operations	F-3

Consolidated Statement of Cash Flows	F-4

Consolidated Statement of Stockholders’ Equity	F-5

Notes to Consolidated Financial Statements	F-6 to F-12

UNIVERSITY GIRLS CALENDAR, LTD.

CONSOLIDATED BALANCE SHEET
(Unaudited)
May 31, 2006

Note 3 – Basis of Presentation – going concern	May 31, 2006	November 30, 2005

ASSETS
Current
Cash and cash equivalents	$47,889	$69,005
Accounts receivable	443	3,220

Total Current Assets	48,332	72,225

Total Assets	$48,332	$72,225
	===========	============

Current
Accounts payable	$6,915	$-
Accrued liabilities	3,174	1,285
Deferred advertising revenue	-	3,640

Total Liabilities	10,089	4,925

Commitments and Contingencies (Notes 1,2, 3 and 5)
Capital stock
Authorized:
50,000,000 common shares, par value $0.001 per share
Issued and outstanding:
4,450,010 common shares	4,450	4,450
Additional paid-in capital Accumulated other comprehensive income	70,558 4,238	70,558 1,513
Accumulated deficit	(41,003)	(9,221)

Total Stockholders’ Equity	38,243	67,300

Total Liabilities and Stockholders’ Equity	$48,332	$72,225
	===========	============

The accompanying notes are an integral part of these statements.

UNIVERSITY GIRLS CALENDAR, LTD.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
For the three months and six months ended May 31, 2006

		Three months ended May 31, 2006	Six months ended May 31, 2006
Revenue
Calendar sales revenue		$1,742	$3,468
Cost of goods sold		3,367	3,833

Gross profit (loss)		(1,625)	(365)
Advertising revenue, net of sales commissions		-	3,461

		(1,625)	3,096

Expenses
Advertising and promotion		641	1,892
Professional fees		7,023	27,317
Office and administration		4,100	5,669

Total expenses		11,764	34,878

Net loss for the period		$(13,389)	$(31,782)
		=============	=============
Basic and diluted loss per share	$	*	$(0.01)
		=============	=============
Weighted average number of shares outstanding		4,450,010	4,450,010
		=============	=============
Other comprehensive loss
Net loss for period		$(13,389)	$(31,782)
Foreign currency translation adjustment		1,276	2,725

Total comprehensive loss		$(12,113)	$(29,057)
		=============	=============
* Less than $0.01 per share

The accompanying notes are an integral part of these statements.

UNIVERSITY GIRLS CALENDAR, LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
For the three months and six months ended May 31, 2006

	Three months ended May 31, 2006	Six months ended May 31, 2006

Cash flows (used by) Operating Activities
Net loss for the period	$(13,389)	$(31,782)
Adjustments to reconcile net loss to net cash used by operating activities
Change in operating assets:
Accounts payable and accrued liabilities	7,014	8,804
Deferred advertising revenue	-	(3,640)
Inventory	4,021	-
Accounts receivable	(435)	2,777

Net adjustments	10,600	7,941

Net cash (used by) operating activities	(2,789)	(23,841)

Cash flows from Financing Activity
Foreign currency translation adjustment	1,276	2,725

Cash flows from financing activities	1,276	2,725

Decrease in cash during the period	(1,513)	(21,116)

Cash, beginning of period	49,402	69,005

Cash, end of period	$47,889	$47,889
	=============	=============
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$—	$—
	=============	=============
Income taxes	$—	$—
	=============	=============

The accompanying notes are an integral part of these statements.

UNIVERSITY GIRLS CALENDAR, LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Period from April 27, 2005 (Date of inception) to May 31, 2006

	Common Stock		Additional Paid-in	Other Comprehensive	Deficit	Total
	Shares	Amount	Capital	Income

June and July, 2005 Common stock issued for cash at $0.01	3,000,000	$3,000	$27,000	$—	$—	$30,000
Common stock issued for acquisition of subsidiary	10	—	8	—	—	8
August and September, 2005 Common stock issued for cash at $0.02	1,250,000	1,250	23,750	—	—	25,000
October and November, 2005 Common stock issued for cash at $0.10	200,000	200	19,800	—	—	20,000
Foreign currency translation adjustment	—	—	—	1,513	—	1,513
Net loss for the period	—	—	—	—	(9,221)	(9,221)

Balance, November 30, 2005	4,450,010	$4,450	$70,558	$1,513	$(9,221)	$67,300
Foreign currency translation adjustment				2,725		2,725
Net loss for the period					(31,782)	(31,782)

Balance, May 31, 2006	4,450,010	$4,450	$70,558	$4,238	$(41,003)	$38,243
	==========	===========	===========	===========	===========	===========

The accompanying notes are an integral part of these statements.

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
May 31, 2006

Note 1 Nature and Continuance of Operations

a)       Organization and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended November 30, 2005 included in the annual report previously filed on Form 10-KSB.  These unaudited interim consolidated financial statements reflect all adjustments, consisting of normally recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at May 31, 2006 , and the results of operations and cash flows for the interim period ended May 31, 2006 .

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Amounts shown for November 30, 2005 were taken from the audited financial statements as of that date.

University Girls Calendar, Ltd. (the “Company”) is in the business of designing, producing and selling calendars.  The Company’s initial product is a 12-month wall calendar for the year 2006 containing pictures of female students who attend one of the five major universities in the province of Nova Scotia , Canada .  The Company is marketing and distributing the 2006 calendar principally in the Nova Scotia area, and may possibly expand its operations to other North American markets in coming years.  In each case, the Company intends to produce a local calendar featuring local models so that the product maintains a local, grassroots appeal.  The Company will attempt to sell the calendars principally through distribution arrangements with local retail businesses. The Company also sells advertising space within the calendars to advertisers, and maintains an Internet web-site.

The Company was incorporated in the State of Nevada , United States of America , on June 2, 2005 .  The Company’s year-end is November 30, 2006 . On June 30, 2005 , the Company acquired all of the shares of University Girls Calendar Ltd., a Nova Scotia company that was incorporated on April 27, 2005 , for 10 shares of the Company, then valued at $8. The transaction was treated as a reverse acquisition, which is a capital transaction and not a business combination. Accordingly, the financial statements for the acquired subsidiary are presented for the periods prior to acquisition.

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
May 31, 2006

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

c)      Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2006 , the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
May 31, 2006

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

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
May 31, 2006

i)        Earnings (Loss) Per Common Share

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.

j)        Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003 . The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003 . The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003 . Since January 31, 2003 , the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003 , the Company was required to continue to apply FIN 46 through April 30, 2004 . The Company was required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004 . For arrangements entered into prior to February 1, 2003 , the Company was required to adopt the provisions of FIN 46-R on May 1, 2004 . The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
May 31, 2006

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

k)       Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At May 31, 2006 , the Company had no amounts of cash or cash equivalents in excess of amounts insured by agencies of the U. S. Government.

l)        Other

The Company consists of one reportable business segment.

The Company paid no dividends during the period presented.

Advertising and promotion activities are expensed as incurred.

Calendar design and website design costs are expensed as incurred.

Note 3 Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America , which contemplates the continuation of the Company as a going concern. However, the Company has had minimal operations to date and has incurred losses since inception.  These matters raise substantial doubt about the Company’s ability to continue as a going concern and to meet its financial requirements. Management believes that actions planned and presently being taken, including the printing of calendars and accepting advertising revenues provides the opportunity for the Company to continue as a going concern.

The Company’s President has agreed to loan the Company, if needed, up to $50,000 until January 31, 2007 with terms of the loan to be negotiated at the time of lending, but interest charged will not exceed the prevailing prime rate of interest plus 2%.

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
May 31, 2006

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

The Company’s estimated Canadian deferred tax assets, valuation allowance, and change in valuation allowance of $330 are as follows:

Year Ending	Estimated NOL Carryforward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2005	3,961	2012	330	(330)	—
2006	31,782	2013	4,767	(4,767)	—

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
May 31, 2006

Income taxes at the statutory rate for United States income taxes are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15%)
Deferred income tax valuation allowance	15%

Actual tax rate	0%
============

Note 6 Comprehensive income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No130, “Reporting Comprehensive Income”. The Statement requires that the components of comprehensive income be displayed in the financial statements and includes income and all changes in equity during a period that arises from non-owner sources such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The components of comprehensive income include net loss of $31,782 and currency translation adjustment of $2,725 gain.

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

In August 2005, production of our website began.  To date, the site has been completed, to the extent that 2006 calendars and various products (such as t-shirts and baseball caps bearing our logo) may be purchased at www.universitygirlscalendar.com.  It is intended that the website will include a password-protected members’ section providing exclusive content not found in the printed product, for a monthly membership fee, and work on this aspect of the site has begun.   Work on the member’s only potions of the Company’s web-site is expected to be completed by September of 2006, and that portion of the site should be open to consumers shortly thereafter.

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

The 2006 University Girls Calendar was released on December 14, 2005. During the period between December 14, 2005 and  February 16, 2006, the company held over 25 promotional events in nightclubs throughout the city of Halifax, including at The Dome, Halifax’s largest nightclub, at home games for the Dartmouth Destroyers, a professional hockey team in the east coast league, and on University campuses such as Dalhousie University, Acadia University, Saint Mary’s University, and Saint Francis Xaiver University.   As of May 31, 2006, we had sold 460 copies of our 2006 Calendar.

Production for the 2007 product began in late February 2006, which included the start of photography for future printed or online releases. The release date for our 2007 product is set for Oct 15, 2005.  We are also currently negotiating with photographers and entrepreneurs in other regions, including Toronto, Ontario and Portland, Oregon, regarding possible regional expansion of the UGC concept (i.e. University Girls Calendar Toronto, Portland, etc.).

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

Revenue Streams

We currently have three main revenue streams as follows:

  Calendar Sales.  We marketed, distributed and sold our 2006 Nova Scotia University Girls Calendar from its release on December 15, 2005 until May 31, 2006., Revenues from calendar sales, will represent our main revenue stream for the coming year.  As of May 31, 2006, we had sold 460 units of our 2006 Calendar, for gross revenues of $3,468.  Our 2007 Calendar will be released for sale on Oct 15, 2006

  Internet Product Sales and Advertising.   We have started an internet web-site at www.universitygirlscalendar.com , which we shall use for sales of calendars, t-shirts, posters, and future sellable products.

  Advertising Sales.  We receive revenues through the sale of sponsorship advertisements that appear in the finished calendar.  For the 2006 Calendar, which was completed in late 2005, we sold sponsorships to six different advertisers.  Advertising dollars earned from our 2006 calendar amounted to $3,461.  We plan to sell similar advertising space in our upcoming calendars for 2007.

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

University Girls Calendar Ltd. is aggressively pursuing a major distributor for future calendar releases. We have identified two potential distributors who have exclusive rights to calendar distribution within the two major grocery stores in Nova Scotia. The company hopes to announce a major distribution deal for the 2007 Calendar publication before the Calendar is finalized for distribution, but we cannot guarantee that such an announcement will be made.

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

Competition

We compete generally with many other manufacturers and retailers in the calendar publishing industry and specifically with those who offer products with similar content   We compete with, among many others, the Sports Illustrated Swimsuit Calendar, the Girls of  Maxim Calendar, the FHM Girls Calendar, and the Texas Students Swimsuit Calendar.   For example, we anticipate competing with these more established products in some aspects of our business, including market share, internet traffic and product sales.   This  competition  could result in our being unable to gain any significant  market  share  which  could  have  a material adverse effect on our  business.  However, we believe that we compete favorably on the basis of quality, uniqueness, creativity and our “grass roots” connection to local markets because of the use of only local models.  Our connection to the local market is a particularly important characteristic of our product.  We believe that consumers, given the choice, may be more inclined to purchase our calendar because it contains photographs of local university students.  Notwithstanding what we believe are our advantages, we may not be able to compete effectively against our competitors, many of whom have significantly greater financial resources and a stronger market presence.

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

Plan of Operation

We intend to market and distribute its 2006 calendar throughout the year.  While calendar sales traditionally drop off after January, our product has the advantage that it is relatively new to consumers and holds a novelty appeal.  Our calendar will remain available for sale year round through our website.

In February we began preparations for our 2007 calendar, which will follow the same format as the 2006 calendar.  Any future calendar releases should be cheaper and easier to produce, as we have now created a template that will be used to design and layout all future releases.  Our photographers have begun working with volunteer models, and have developed some photo galleries suitable for use in our 2007 Nova Scotia Calendar. We have sufficient photography  compiled to fill the entire 2007 Nova Scotia calendar, but we plan to continue searching for and photographing models until the Fall of 2007, when the Nova Scotia Calendar is finalized and printed.   All photo galleries produced can also be used for future calendar releases or for immediate release through our website.

Depending on the marketing and distribution success of the 2006 calendar, we may attempt to do similar calendars in additional regions aside from Nova Scotia.  This will depend on our ability to attract key people to produce and market calendars in additional cities.  If we are successful in these efforts, we intend to expand our operations in coming years to cities and universities in other provinces and states in North America.  We intend to enter into sales and distribution arrangements with retail businesses across Canada, and, if we successfully expand to cities and universities in the United States, we intend to enter into sales and distribution arrangements with retail businesses across the United States.

We plan to expand our revenue streams as follows:  We plan to use our website for sales of calendars, t-shirts, posters, and similar sellable items.  The site may also eventually have a members only section, for which a monthly membership fee will be charged, which will allow members access to additional photographs, video interviews, and the like.  If the internet site becomes popular enough, we also plan to attempt to market and sell advertising space on the website itself.  For the 2006 calendar, which was completed in late 2005, we sold sponsorships to  16 six different advertisers.  It is anticipated that, as the popularity and level of distribution grows, these advertising spaces/sponsorships may be sold at a higher price. We have created a “Calendar Girl Search” event which we will attempt to sell to nightclubs in the Halifax area. The event will consist of a six weekly two hour events held at a participating nightclub. Each week, a contest will be held where patrons of the club vote for an individual they think should appear in a future University Girls Calendar. The finals of the event will be held on the sixth week, where the previous winners from the past five weeks will return to compete for a spot in a future University Girls Calendar release. We believe nightclubs will find this promotion to be valuable for attracting patrons to their establishment, and will pay for this event to be held in their location. We will begin marketing these events to suitable businesses starting in July 2006.

We believe we have sufficient cash on hand to sustain our operations for the next 12 months, even if there are no further revenues from sales from the 2006 calendar.  Revenues from our 2006 Calendar, which included unit sales ($3,468) and advertising sales ($3,461) up to May 31, 2006 totalled $6,929  As of May 31, 2006, we had $47,889 in cash.  Such funds will be sufficient to continue to market our 2006 Nova Scotia University Girls calendar and produce another Nova Scotia calendar for 2007.  If we desire to grow our business, we may need to raise additional capital.  In our last fiscal year, we successfully raised initial funds through private placements of our common stock.  In the future, we may to do additional placements should there be need for additional funds.  There is no assurance that such placements will be successful.  We also anticipate receiving some revenue from the sale of our 2006 calendar, which has been successfully produced and is currently being marketed, distributed and sold.  However, if funds are not available from these sources, our director and President, Mr. Paul Pedersen has agreed to loan us up to $50,000 in furtherance of our plan of operations on an as-needed basis.

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

If management believes it is appropriate to begin a program of rapid expansion, including to additional markets and the production of additional calendars in other areas of North America, to continue executing our business plan and to operate our business for the next 12 months, we believe we will need up to $50,000.  We plan on obtaining this operating capital from our own available funds and revenues from the sale of our 2006 calendar, but we expect to be able to raise capital through the sale of our common stock if business revenues are not available to pay necessary expenses.

We do not anticipate the need for any additional employees during the next twelve months other than the services of the individuals discussed above, unless initial response to our product is extremely positive or expansion into new markets occurs faster than expected.  Since our management plans to engage independent contractors only when volunteer positions cannot be adequately filled, and there are no plans for other significant expenditures over the coming year (aside from marketing and distribution costs, discussed above), adverse material impacts on short term liquidity are not expected. Our agreements with existing distributors and sales agents do not require us to make any financial commitments.   If we do not sell all of the 2006 calendars we have printed, we do not plan on printing additional calendars and we will come up with alternative marketing strategies for our 2007 calendars.  As of July 5, 2006, we had sold or distributed 1230 of our 2006 Nova Scotia Calendars, and we have 770 remaining in inventory.  Our long-term liquidity will rely much on the success of our initial product sales and general marketing.

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

N/A

Item 3.   Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Securities Holders

N/A

Item 5.  Other Matters

N/A

Item 6. Exhibits

31.1	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

University Girls Calendar, Ltd.

Date: July 10, 2006	By:	/s/ Paul Pedersen
Paul Pedersen
President, Secretary, and Chief Financial Officer