Form 10QSB
period 2006-08-31
University Girls Calendar LTD
filed 2006-10-13
CIK 1349437

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 2006	Commission File Number 333-131087

UNIVERSITY GIRLS CALENDAR, LTD.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1881 Brunswick St, Suite 311 Halifax, Nova Scotia (Address of Principal Executive Offices)	B3J-3L8 (Zip Code)

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

Yes            No

Applicable only to corporate issuers

As of October 5, 2006 the Company had 4,450,010 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:

Yes            No    X

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

UNIVERSITY GIRLS CALENDAR, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

August 31, 2006

Page

Consolidated Financial Statements:

Consolidated Balance Sheet	F-2

Consolidated Statement of Operations	F-3

Consolidated Statement of Cash Flows	F-4

Consolidated Statement of Stockholders’ Equity	F-5

Notes to Consolidated Financial Statements	F-6 to F-13

UNIVERSITY GIRLS CALENDAR, LTD.

CONSOLIDATED BALANCE SHEET
(Unaudited)
August 31, 2006

Note 3 – Basis of Presentation – going concern	August 31, 2006	November 30, 2005

ASSETS
Current
Cash and cash equivalents	$36,179	$69,005
Accounts receivable	686	3,220

Total Current Assets	36,865	72,225

Total Assets	$36,865	$72,225
	===========	===========

Current
Accounts payable	$3,565	$-
Accrued liabilities	3,163	1,285
Deferred advertising revenue	-	3,640

Total Liabilities	6,728	4,925

Commitments and Contingencies (Notes 1,2, 3 and 5)
Capital stock
Authorized:
50,000,000 common shares, par value $0.001 per share
Issued and outstanding:
4,450,010 common shares	4,450	4,450
Additional paid-in capital Accumulated other comprehensive income	70,558 4,166	70,558 1,513
Accumulated deficit	(49,037)	(9,221)

Total Stockholders’ Equity	30,137	67,300

Total Liabilities and Stockholders’ Equity	$36,865	$72,225
	===========	===========

The accompanying notes are an integral part of these statements.

UNIVERSITY GIRLS CALENDAR, LTD.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
For the three months and nine months ended August 31, 2006

		Three months ended August 31, 2006	Nine months ended August 31, 2006
Revenue
Calendar sales revenue		$236	$3,704
Cost of goods sold		-	3,833

Gross profit (loss)		236	(129)
Advertising revenue, net of sales commissions		-	3,461

		236	3,332

Expenses
Advertising and promotion		14	1,906
Professional fees		6,933	34,250
Office and administration		1,323	6,992

Total expenses		8,270	43,148

Net loss for the period		$(8,034)	$(39,816)
		============	============

Basic and diluted loss per share	$	*	$(0.01)
		============	============

Weighted average number of shares outstanding		4,450,010	4,450,010
		============	============

Other comprehensive loss
Net loss for period		$(8,034)	$(39,816)
Foreign currency translation adjustment		(72)	2,653

Total comprehensive loss		$(8,106)	$(37,163)
		============	============

* Less than $0.01 per share

The accompanying notes are an integral part of these statements.

UNIVERSITY GIRLS CALENDAR, LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
For the three months and nine months ended August 31, 2006

	Three months ended August 31, 2006	Nine months ended August 31, 2006

Cash flows (used by) Operating Activities
Net loss for the period	$(8,034)	$(39,816)
Adjustments to reconcile net loss to net cash used by operating activities
Change in operating assets:
Accounts payable and accrued liabilities	(3,361)	5,443
Deferred advertising revenue	-	(3,640)
Inventory	-	-
Accounts receivable	(243)	2,534

Net adjustments	(3,604)	4,337

Net cash (used by) operating activities	(11,638)	(35,479)

Cash flows from Financing Activity
Foreign currency translation adjustment	(72)	2,653

Cash flows from financing activities	(72)	2,653

Decrease in cash during the period	(11,710)	(32,826)

Cash, beginning of period	47,889	69,005

Cash, end of period	$36,179	$36,179
	============	============

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$—	$—
	============	============

Income taxes	$—	$—
	============	============

The accompanying notes are an integral part of these statements.

UNIVERSITY GIRLS CALENDAR, LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Period from April 27, 2005 (Date of inception)
to August 31, 2006

	Common Stock		Additional Paid-in	Other Comprehensive	Deficit	Total
	Shares	Amount	Capital	Income

June and July, 2005 Common stock issued for cash at $0.01	3,000,000	$3,000	$27,000	$—	$—	$30,000
Common stock issued for acquisition of subsidiary	10	—	8	—	—	8
August and September, 2005 Common stock issued for cash at $0.02	1,250,000	1,250	23,750	—	—	25,000
October and November, 2005 Common stock issued for cash at $0.10	200,000	200	19,800	—	—	20,000
Foreign currency translation adjustment	—	—	—	1,513	—	1,513
Net loss for the period	—	—	—	—	(9,221)	(9,221)

Balance, November 30, 2005	4,450,010	$4,450	$70,558	$1,513	$(9,221)	$67,300
Foreign currency translation adjustment				2,653		2,653
Net loss for the period					(39,816)	(39,816)

Balance, August 31, 2006	4,450,010	$4,450	$70,558	$4,166	$(49,037)	$30,137
	========	========	=========	=========	=======	=======

The accompanying notes are an integral part of these statements.

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
August 31, 2006

Note 1 Nature and Continuance of Operations

a)       Organization and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended November 30, 2005 included in the annual report previously filed on Form 10-KSB.  These unaudited interim consolidated financial statements reflect all adjustments, consisting of normally recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at August 31, 2006, and the results of operations and cash flows for the interim period ended August 31, 2006.

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

The Company was incorporated in the State of Nevada, United States of America, on June 2, 2005.  The Company’s year-end is November 30, 2006. On June 30, 2005, the Company acquired all of the shares of University Girls Calendar Ltd., a Nova Scotia company that was incorporated on April 27, 2005, for 10 shares of

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
August 31, 2006

the Company, then valued at $8. The transaction was treated as a reverse acquisition, which is a capital transaction and not a business combination. Accordingly, the financial statements for the acquired subsidiary are presented for the periods prior to acquisition.

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

c)       Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
August 31, 2006

average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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
August 31, 2006

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
August 31, 2006

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

k)       Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At August 31, 2006, the Company held $35,377 of cash or cash equivalents in excess of amounts insured by agencies of the United States and Canadian governments, due to holding foreign currency-denominated deposits in a bank account in Canada.

l)        Other

The Company consists of one reportable business segment.
The Company paid no dividends during the period presented.
Advertising and promotion activities are expensed as incurred.
Calendar design and website design costs are expensed as incurred.

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
August 31, 2006

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
August 31, 2006

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

The Company’s estimated Canadian deferred tax assets, valuation allowance, and change in valuation allowance of $6,302 are as follows:

Year Ending	Estimated NOL Carryforward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2005	3,961	2012	330	(330)	—
2006	39,816	2013	5,972	(5,972)	—

Income taxes at the statutory rate for United States income taxes are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15%)
Deferred income tax valuation allowance	15%

Actual tax rate	0%
===========

Note 6 Comprehensive income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No130, “Reporting Comprehensive Income”. The Statement requires that the components of comprehensive income be displayed in the financial statements and includes income and all changes in equity during a period that arises from non-owner sources such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The components of comprehensive income include net loss of $39,816 and currency translation adjustment of $2,653 gain.

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
August 31, 2006

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

Production of our first printed calendar, the 2006 Nova Scotia University Girls Calendar, began on July 12, 2005. Between July and November of 2005, numerous photo-shoot sessions were held to obtain quality pictures for the calendar.  During that period, we acquired a collection of over 800 useable images of female student models which could also be used for any future printed production, on our website, or for any ongoing marketing activity. The models each signed consent forms giving us the right to use the images for future printed calendars, for release through our website, or by third parties who may purchase or license the images from us. From July through the end of 2005, six companies entered into arrangements with us to purchase advertising in the 2006 calendar.

In August 2005, production of our website began.  To date, the site has been completed, to the extent that 2006 calendars and various products (such as t-shirts and baseball caps bearing our logo) may be purchased at www.universitygirlscalendar.com. The website includes a password-protected members’ section providing exclusive content not found in the printed product. We will be giving away free accesses to this member’s only section with the purchase of our printed 2007 calendar. We believe that this will add significant value to the purchase of our 2007 calendar and provide University Girls with a competitive advantage over the competition. This will also introduce consumers to the idea of enjoying our products online, in addition to the traditional paper form. In the future, we plan to expand the content offered through the web in the member’s only section, and charge a monthly membership fee for access.   The re-designed “member’s only” section of our website is being launched in conjunction with the commercial release of our new 2007 calendar, which is due to be released October 21, 2006..

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

The 2006 University Girls Calendar was released on December 14, 2005. During the period between December 14, 2005 and  February 16, 2006, the company held over 25 promotional events in nightclubs throughout the city of Halifax, including at The Dome, Halifax’s largest nightclub, at home games for the Dartmouth Destroyers, a professional hockey team in the east coast league, and on University campuses such as Dalhousie University, Acadia University, Saint Mary’s University, and Saint Francis Xavier University.   As of August 31, 2006, we had sold 487 copies of our 2006 Calendar.

In August 2006, graphic designers finished a re-designed graphic template which will be used for the 2007 calendar. The new design was intended to increase the quality of our product and to keep up with larger more established competing calendars such as Sports Illustrated, Maxim, and Hawaiian Tropic.

Production for the 2007 product began in late February 2006, which included the start of photography for future printed or online releases. A substantial amount of photography was done in early September to coincide with the new school year. Over 1,000 new photos were added to our  photograph library, and certain photos were selected to be edited in anticipation of the 2007 calendar.  In September of 2006, production of our 2007 Nova Scotia University Girls Calendar was completed and it is anticipated that 2,000 units will be printed. The release date for our 2007 product is set for October 21, 2005.

University Girls Calendar will again work with sponsors, and our overall marketing strategy for the 2007 Calendar will be similar to the strategy we followed for the 2006 calendar. We plan to continue seeking a larger distribution network in the hopes of landing a future national distribution contract.

We have also begun planning for a possible expansion (new regional calendar product) in Ontario, Canada.  (Ontario University Girls Calendar), and are in talks with some individuals who would represent us there for a 2008 calendar

Description of Products, Revenue Streams and Distribution Channels

As of the date of this quarterly report, we have successfully produced 12 month calendars for 2006 and 2007.  We did so by placing advertisements at various Nova Scotia universities (Nova Scotia has 5 major university campuses and several smaller colleges), which called for both female models and people interested in assisting with production of the calendar itself (photographers, graphic artists, and the like).  The response to these advertisements was favourable, and we filled many of our needed staff positions, as well as all of our modeling requirements.  Where feasible and deemed to be advantageous, we produced the calendar with the help of voluntary staff, which were principally persons interested in obtaining experience generating a calendar product of this type (many of them university students in a related field).  Where staff needs were not adequately filled through this method, we hired appropriate professionals.  Prospective calendar models were told up front that modeling for the calendar would not be a paid position.

This allowed us to produce the calendar at a reasonably low price, while also ensuring adequate staffing to ensure a high quality.

Revenue Streams

We currently have three main revenue streams as follows:

  Calendar Sales.  Our new 2007 Calendar  will be released for sale on October 21, 2006. We will begin marketing it at that time, and anticipate an increase in sales from last year’s edition based on increased general word of mouth awareness in the calendar over the last year.  Last year we marketed, distributed and sold our 2006 Nova Scotia University Girls Calendar from its release on December 15, 2005 until May 31, 2006., Revenues from calendar sales, will represent our main revenue stream for the coming year.  As of August 31, 2006, we had sold 487 units of our 2006 Calendar, for gross revenues of $3,704.

  Internet Product Sales and Advertising.   We have an internet web-site at www.universitygirlscalendar.com , which we shall use for sales of calendars, t-shirts, posters, and other sellable products.  In the future, we intend to charge a monthly fee for consumers wishing to view our product online through the “members only” section. We will be giving away free access to this service to consumers who purchase our printed 2007 calendar.

  Advertising Sales.  We receive revenues through the sale of sponsorship advertisements that appear in the finished calendar.  For the 2006 Calendar, which was completed in late 2005, we sold sponsorships to six different advertisers.  Advertising dollars earned from our 2006 calendar amounted to $3,461.  We anticipate advertising revenue in relation to our 2007 calendar to be zero..UGC has decided to produce this year’s calendar advertisement free to increase the professionalism of our product. UGC will begin to offer online advertisements through www.universitygirlscalendar.com to make up for the lost revenues from the printed release.

Distribution Channels

We begin selling and distributing our 2007 calendars on October 21, 2006 through four main distribution channels:

  The use of various merchant vendor distribution outlets throughout Nova Scotia.  As of the date of this quarterly report, we had 14 such outlets selling the calendar, including merchant stores such as Hallmark, Main Drug Mart, Popeye’s Supplements, and The Thirsty Duck Pub.. We have found merchants who have agreed to retail the calendars on a consignment basis, keeping 25% of the sale price (with 75% going to us). We will release a small number of calendars for sale in Toronto, Ontario and Hamilton, Ontario, to test the national appeal of the product outside of Nova Scotia.

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

  We currently have 34 regional selling agents who work on a purely commission basis.  These individual cover key areas of Nova Scotia, and seek ways to distribute our products. They often sell calendars to friends, family, co-workers, door to door, or at their schools and workplaces. These regional agents take 20% commission on the sale price for the products they sell.

  Through our web-site.  We maintain a web-site at www.universitygirlscalendar.com , through which we currently are selling our calendars.  Information contained in our website is not part of this quarterly report.

  University Girls Calendar Ltd is aggressively pursuing a major distributor for future calendar releases. We have identified two potential distributors who have exclusive rights to calendar distribution within the two major grocery stores in Nova Scotia. The company hopes to announce a major distribution deal in the future, but we cannot guarantee that such an announcement will be made.

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

  Much of our marketing activities involved raising awareness of our product in the market place by giving away free promotional items. To date, 660 calendars have been given away as promotional items to current sponsors, companies we identified as potential future sponsors, local nightclubs, distributors, and to students around campuses. The company’s goal this year was to increase our product’s profile in the eyes of consumers and sponsors, create “buzz” for future releases, and build on our “University Girls Calendar” brand.

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

  Plan of Operation

  We intend to market and distribute our 2007 calendar from October 21 until approximately May of, 2007.  While calendar sales traditionally drop off after January, our product has the advantage that it is relatively new to consumers and holds a novelty appeal.  Our calendar will remain available for sale year round through our website.

  In February we began preparations for our 2007 calendar, which will follow roughly  the same format as the 2006 calendar.  Any future calendar releases should be more efficiently produced, as we have created templates that will be used to design and layout all future releases.  As of September of 2006, our photographers have completed compiling, from volunteer models, photo galleries suitable for use in our 2007 Nova Scotia Calendar. We have selected sufficient photography  to fill the entire 2007 Nova Scotia calendar, and the calendar has been assembled.  In early October of 2006, 2000 units of the calendar will be printed.  All the photo galleries produced can also be used for future printed calendar releases or for immediate release through our website.

  Depending on the marketing and distribution success of the 2007 calendar, we may attempt to do similar calendars in additional regions aside from Nova Scotia.  This will depend on our ability to attract key people to produce and market calendars in additional cities.  If we are successful in these efforts, we intend to expand our operations in coming years to cities and universities in other provinces and states in North America.  We intend to enter into sales and distribution arrangements with retail businesses across Canada, and, if we successfully expand to cities and universities in the United States, we intend to enter into sales and distribution arrangements with retail businesses across the United States.  We are currently in discussion with individuals in Ontario Canada in relation to a possible expansion there for the 2008 calendar sales year.

  We plan to expand our revenue streams as follows:  We plan to use our website for sales of calendars, t-shirts, posters, and similar sellable items.  The site may also eventually have a members only section, for which a monthly membership fee will be charged, which will allow members access to additional photographs, video interviews, and the like.  If the internet site becomes popular enough, we also plan to attempt to market and sell advertising space on the website itself.  We have created a “Calendar Girl Search” event which we will attempt to sell to nightclubs in the Halifax area. The event will consist of a six weekly two hour events held at a participating nightclub. Each week, a contest will be held where patrons of the club vote for an individual they think should appear in a future University Girls Calendar. The finals of the event will be held on the sixth week, where the previous winners from the past five weeks will return to compete for a spot in a future University Girls Calendar release. We believe nightclubs will find this promotion to be valuable for attracting patrons to their establishment, and will pay for this event to be held in their location. We are marketing these events in conjunction with the release of our 2007 calendar.

  We believe we have sufficient cash on hand to sustain our operations for the next 12 months, even if there are no further revenues from sales from the 2006 or 2007 calendars.  Revenues from our 2006 Calendar, which included unit sales ($3,704) and advertising sales ($3,461) up to August 31, 2006, totalled $7,165  As of August 31, 2006, we had $36,179 in cash.  Such funds will be sufficient to produce our Nova Scotia University Girls calendar for 2007.  If we desire to grow our business, we may need to raise additional capital.  In our last fiscal year, we successfully raised initial funds through private placements of our common stock.  In the future, we may to do additional placements should there be need for additional funds.  There is no assurance that such placements will be successful. However, if funds are not available from these sources, our director and President, Mr. Paul Pedersen has agreed to loan us up to $50,000 in furtherance of our plan of operations on an as-needed basis.

  We plan to expand our distribution channels as follows:  We will continue to seek distribution partnerships with smaller independently-owned stores throughout Nova Scotia.  Following a successful 2006 joint promotion with Superior Beverages, we plan to again co-market and sell New World Wines and the 2007 University Girls Calendar in select Nova Scotia government liquor stores.  Superior Beverages will be paying models from the University Girls Calendar to give out free samples of their products, and sell University Girls Calendars.  Liquor stores will allow representatives from the University Girls Calendar to sell calendars within the liquor stores during special promotions with Superior Beverages, and won’t take any percentage of sales.

  In the future, depending on available revenues, we may engage in some general marketing efforts over and above those involved in establishing the three main distribution channels noted above.

  We do not believe that there will be significant research and development expenses during the next 12 months.

  If management believes it is appropriate to begin a program of rapid expansion, including to additional markets and the production of additional calendars in other areas of North America, to continue executing our business plan and to operate our business for the next 12 months, we believe we will need up to $50,000.  We plan on obtaining this operating capital from our own available funds and revenues from the sale of our 2007 calendar, but we expect to be able to raise capital through the sale of our common stock if business revenues are not available to pay necessary expenses.

  We do not anticipate the need for any additional employees during the next twelve months other than the services of the individuals discussed above, unless initial response to our product is extremely positive or expansion into new markets occurs faster than expected.  Since our management plans to engage independent contractors only when volunteer positions cannot be adequately filled, and there are no plans for other significant expenditures over the coming year (aside from marketing and distribution costs, discussed above), adverse material impacts on short term liquidity are not expected. Our agreements with existing distributors and sales agents do not require us to make any financial commitments.   We are taking a different approach with our 2007 calendar from our previous edition. All advertisements within our 2007 calendar have been removed to increase the professionalism of our product. This was done to make our products more appealing to large distributors. We plan to use our 2007 calendar as a showcase to major distributors, in the hopes of securing a distribution agreement. If we are not able to land a substantial distribution agreement for our calendars we do not plan on printing additional calendars and we will come up with alternative strategies for future calendar releases.  As of July 5, 2006, we had sold, distributed or given away (as a promotional item) 2340 of our 2006 Nova Scotia Calendars, and we have  660 remaining in inventory.  The remaining units of our 2006 calendar will be given away with the purchase of our new 2007 Calendar, which is set to be released on October 21,2006 Our long-term liquidity will rely much on the success of our product sales and our ability to land a distribution agreement with a major distributor.

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

University Girls Calendar, Ltd.

Date: October 10, 2006	By:	/s/ Paul Pedersen
Paul Pedersen
President, Secretary, and Chief Financial Officer