Form 10KSB
period 2006-11-30
TOWERSTREAM CORP
filed 2007-03-13
CIK 1349437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended November 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

Commission File Number: 333-131087

TOWERSTREAM CORPORATION
(formerly University Girls Calendar, Ltd.)
(Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-8259086 (I.R.S. Employer Identification No.)

55 Hammarlund Way Middletown, RI (Address of Principal Executive Offices)	02842 (Zip Code)

(401) 848-5848
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

During the fiscal year ended November 30, 2006, the issuer had gross revenues of $8,288.00.

The aggregate market value of common stock, $0.001 par value per share, held by nonaffiliates of the issuer, based on the sale trade price of the common stock, as reported by the OTC Bulletin Board on March 9, 2007, was $102,497,170.50. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 28, 2007, there were 23,724,950 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TOWERSTREAM CORPORATION

FORM 10-KSB

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2006

PART I

Unless specifically noted otherwise, this annual report on Form 10-KSB reflects the business and operations of University Girls Calendar, Ltd. prior to the reverse merger transaction that was completed on January 12, 2007 and is described in Part III. For a more complete discussion of the reverse merger transaction and the business and operations of Towerstream Corporation, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 19, 2007, and as amended on January 25, 2007, which filing is incorporated herein by reference.

Forward-Looking Information

This Annual Report on Form 10-KSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Annual Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the headings “Legal Proceedings” and “Management’s Discussion and Analysis or Plan of Operation,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-KSB. All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 1. Description of Business

Business Development

We were incorporated on June 2, 2005 under the laws of the State of Nevada. Our principal offices were located at 1881 Brunswick Street, Suite 311, Halifax, Nova Scotia, Canada B3J 3L8. While our goal was to design, publish and sell wall mounted calendars, we were unsuccessful in developing that business. Prior to the reverse merger described in Part III, we had limited revenue and limited operations.

On January 4, 2007, University Girls Calendar, Ltd., a Nevada corporation (“UGC-NV”), was merged with and into University Girls Calendar, Ltd., a Delaware corporation (“UGC-DE”), for the sole purpose of changing the state of incorporation to Delaware from Nevada. Pursuant to the merger, each share of UGC-NV was exchanged for 1.310344828 shares of UGC-DE.

Description of Our Business as of November 30, 2006

Production of what was our principal product, the 2006 Nova Scotia University Girls Calendar, began on July 12, 2005. Between July and November of 2005, numerous photo-shoot sessions were held to obtain quality pictures for the calendar. During that period, we acquired a collection of over 800 useable images of female student models which could also be used for any future printed production, on our website, or for any ongoing marketing activity. The models each signed consent forms giving us the right to use the images for future printed calendars, for release through our website, or by third parties who may purchase or license the images from us.

From July through the end of 2005, six companies entered into arrangements with us to purchase advertising in the 2006 calendar.

In August 2005, production of our website began. To date, the site has been completed, to the extent that calendars and various products (such as t-shirts and baseball caps bearing our logo) may be purchased at www.universitygirlscalendar.com. It was intended that the website will include a password-protected members’ section providing exclusive content not found in the printed product, for a monthly membership fee, and work on this aspect of the site has begun.

In August 2005, graphic designers began developing a prototype of a calendar design template. This template was completed in October 2005. In developing this template, our strategy was to develop a professional yet low-cost design platform that could be easily re-used for future calendar releases, both in Nova Scotia and potentially in other markets. The design can be re-used in other cities and in subsequent years by simply removing and replacing the images and advertising graphics so that different university models and new advertisers are represented.

In November of 2005, we completed production of our main product, the 2006 Nova Scotia University Girls Calendar, and in December 2005, 3,000 copies were printed.

Through 2006, we continued to expand the library of photographic images of models for use in the 2007 calendar and on the website. We chose not to have advertising in the 2007 calendar to give the 2007 calendar a less commercial appearance, so no advertisements were sold. In October 2006, we completed production of the 2007 calendar and 2,000 copies were printed. The website did not become a great source of revenue. The website has generated approximately $130 in calendar sales and no sales of other products through Novembr 30, 2006.

Our promotional and marketing strategy for the calendar, in general, has involved establishing distribution channels spread across the province of Nova Scotia. We planned also to make use of regional selling agents, who work on strictly a commission basis, to distribute its products in key areas across Nova Scotia as efficiently as possible and using strategic relationships to obtain cost-effective marketing. The overall market strategy is discussed below.

Description of Products, Revenue Streams and Distribution Channels

As of November 30, 2006, we successfully produced a 12 month calendar for the 2006 and 2007 years. We did so by placing advertisements at various Nova Scotia universities (Nova Scotia has 5 major university campuses and several smaller colleges), which called for both female models and people interested in assisting with production of the calendar itself (photographers, graphic artists, and the like). The response to these advertisements was favorable, and we filled many of our needed staff positions, as well as all of our modeling requirements. Where feasible and deemed to be advantageous, we produced the calendar with the help of voluntary staff, which were principally persons interested in obtaining experience generating a calendar product of this type (many of them university students in a related field). Where staff needs were not adequately filled through this method, we hired appropriate professionals. Prospective calendar models were told up front that modeling for the calendar would not be a paid position. This allowed us to produce the calendar at a reasonably low price, while also ensuring adequate staffing to ensure a high quality.

Revenue Streams

We had three main revenue streams as follows:

Calendar Sales. We marketed, distributed and sold our 2006 and 2007 Nova Scotia University Girls Calendars. Revenues from these sales represented our main revenue stream.

Internet Product Sales and Advertising. We started an Internet web-site at www.universitygirlscalendar.com, which we used for sales of calendars, t-shirts, posters, and similar salable items. The website generated approximately $130 in calendar sales and no sales of other products through November 30, 2006.

Calendar Sponsors. We received revenues through the sale of sponsorship advertisements that appear in the finished 2006 calendar. For the 2006 Calendar, which was completed in late 2005, we sold sponsorships to six different advertisers. For the 2007 Calendar, we chose to give the calendar a less commercial appearance and did not sell any advertising.

Distribution Channels

We are currently selling and distributing our calendars through four main distribution channels:

1. We used various merchant vendor distribution outlets throughout Nova Scotia. As of January 12, 2007, we had 12 such outlets selling the calendar, including merchant stores such as Hallmark, Popeye’s Supplements, and Main Drug Mart. We found merchants who agreed to retail the calendars on a consignment basis, keeping 25% of the sale price (with 75% going to us). We released a small number of calendars for sale in Toronto, Ontario and Hamilton, Ontario, to test the national appeal of the product outside of Nova Scotia.

2. We engaged in partnerships with local bars and nightclubs to organize various “Calendar Girl” events. At such events, the bar or nightclub advertised that “University Girl Calendar Models” would be in attendance, and in exchange, our representatives were allowed to sell copies of our calendars on site. The representatives selling the calendars, often the models themselves, received a 20% commission for all calendars they sold.

3. We had 21 regional selling agents who work on a purely commission basis. These individuals covered key areas of Nova Scotia, and sought ways to distribute our products. They often sold calendars to friends, family, co-workers, door to door, or at their schools and workplaces. These regional agents took 20% commission on the sale price for the products they sold.

4. We maintained a web-site at www.universitygirlscalendar.com, through which we sold our calendars.

Marketing

We did not engage in any general advertising of our calendars over and above marketing done in connection with the distribution channels noted above. However, we experienced significant local press coverage, including feature stories relating to our products, models, and founder, Paul Pedersen, in local and Canadian national media such as Halifax Daily News, The Halifax Chronicle Herald, The National Post, The Vancouver Province, ATV News, The National, CTV Newsnet, CBC Newsworld, CBC Radio One and the Q104, Halifax.

Intellectual Property

We developed a branding strategy for our products. It includes our stylized names, logos and layout templates. These trademarks appeared throughout our calendar product and our website, and on the t-shirts, hats and other clothing we offered for sale. We believe these trademarks helped consumers identify and differentiate our product. In terms of identifying words, we used the words “University Girls Calendar”, “Halifax University Girls” and “Nova Scotia University Girls”, in various color combinations, in association with our products. Because we did not register our trademarks with the United States and Canada trademark offices, our trademark protection was limited to available common law protection, which applied only in the regions in which we operated.

Competition

We competed generally with other manufacturers and retailers in the calendar publishing industry, and specifically with those who offer products with similar content. We competed with, among many others, the Sports Illustrated Swimsuit Calendar, the Girls of Maxim Calendar, the FHM Girls Calendar, and the Texas Students Swimsuit Calendar. For example, we competed with these more established products in some aspects of our business, including market share, Internet traffic and product sales. We believe this competition resulted in our being unable to gain any significant market share.

Government Regulation

Government regulation and compliance with environmental laws did not have a material effect on our business.

Employees

As of November 30, 2006, we had no employees other than our sole officer and director.

Item 2. Description of Property

University Girls Calendar, Ltd.

Prior to the reverse merger with TWER described in Part III, we maintained our corporate office at 1881 Brunswick St, Suite 311, Halifax, Nova Scotia, Canada B3J 3L8. This office space was provided to us pursuant to an office-sharing arrangement with Paul Pedersen, our sole officer and director at the time. This office space served as a place to receive mail and perform other minimal corporate functions. We did not enter into any lease agreement for usage of this space. Subsequent to the reverse merger, this space was vacated.

Towerstream Corporation

With the completion of the reverse merger, we relocated our principal offices to Middleton, Rhode Island under a lease for approximately 5,804 square feet of space. Pursuant to our lease, which expires on June 30, 2008, we are obligated to pay $6,288 per month until June 30, 2007 and then $6,771 for the balance of the lease. We do not own any real property. We believe our office space is adequate for our immediate needs. Additional space may be required as we expand our activities. We do not foresee any significant difficulties in obtaining any required additional facilities.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 30, 2006, there were no pending or threatened lawsuits that could have a material effect on our results of operations. As of November 30, 2006, there were no legal proceedings pending, or to our knowledge threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of fiscal year 2006.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Prior to the reverse merger with TWER, there was no public market for our common stock.

On February 28, 2007, there were approximately 142 holders of record of our common stock. Additional beneficial owners of our common stock hold shares in street names through brokers and custodians.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our Board of Directors.

During the year ended November 30, 2006, we did not (1) sell any securities that were not registered under the Securities Act, (2) have any equity compensation plans in place and (3) repurchase any of our equity securities.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following Management’s Discussion and Analysis or Plan of Operation relates to the financial condition and results of operations of University Girls Calendar, Ltd. as of, and for the years ended, November 30, 2005 and 2006.

Overview

As at November 30, 2006 (and until January 12, 2007), we were in the business of designing, producing and selling calendars. Our product was a 12-month wall calendar containing pictures of female students who attend one of the five major universities in the province of Nova Scotia, Canada. We marketed and distributed the calendar principally in the Nova Scotia area. If the Nova Scotia calendar proved successful, it was our intention to branch out into other local markets. In each case, we intended to produce a local calendar featuring local models so that the product would maintain a local, grassroots appeal. We attempted to sell the calendars principally through distribution arrangements with local retail businesses. We also maintained an Internet website.

Our calendars were for the 12 months starting January. This made them a product with a highly seasonal sales pattern, as our expected consumer would typically buy a calendar for the upcoming year in November or December or as a Christmas gift. Some sales were typically expected in the new year but would decline greatly in volume as the year progressed.

Our net loss for the year ended November 30, 2006 was $69,559, compared to $9,221 for the year ended November 30, 2005. Cash used in operating activities in the year ended November 30, 2006 was $58,838, compared to $7,508 for the year ended November 30, 2005. The increases in net loss and cash used were due to increased business activity. As at November 30, 2005, we had not yet gone through our first season of producing and selling calendars.

Sales and cost of sales

We had sales revenue net of commissions of $4,543 from sales of 487 units of the 2006 calendar and 81 units of the 2007 calendar in the year ended November 30, 2006. The release date of the 2006 calendar was December 15, 2005, therefore there were no sales in the year ended November 30, 2005. The release date of the 2007 calendar was earlier in the year, October 31, 2006, in order to cover more of the Christmas buying season. Our 2007 calendar had a suggested retail price of approximately $13.14 (the price is $CAD 15.00) each. We paid commission agents 15% to 40% to sell the calendar, so we received between $7.88 and $11.17 each. The 2006 calendar had a suggested retail price of approximately $9.00. Cost of sales of $1,161 (2005 - $0) consisted of the printing costs of the calendars sold. Printing cost per unit of the 2007 calendar was $3.94, and of the 2006 calendar was $2.19.

With the completion of the reverse merger described in Part III, including the transfer of the calendar business to Paul Pedersen, we do not expect to realize future sales of calendars.

We had revenue from sales of advertising in the 2006 calendar of $3,745 net of selling commissions in the year ended November 30, 2006. We did not sell advertising in the 2007 calendar.

Expenses

Professional fees increased to $52,416 in the year ended November 30, 2006 from $1,757 in the year ended November 30, 2005 due to the costs of legal and accounting services for preparation of quarterly and annual financial statements and public filings. Inventory write-down expense increased to $5,030 in the year ended November 30, 2006 from $0 in the year ended November 30, 2005, due to writing off the balance of unsold 2006 calendars on hand at the end of the calendar selling season and writing down the balance of unsold 2007 calendars on hand as at November 30, 2006 to estimated net realizable value. Increases in other expense categories were due to the increased level of activity in 2006 and being in operation for a full year. Advertising and promotion expense included the cost of calendars given away at special promotional events to get the product known in the market.

Liquidity and Capital Resources

As at November 30, 2006, we had $10,059 in cash. Paul Pedersen, formerly our sole officer and director, had agreed to loan us up to $50,000 in furtherance of our plan of operations on an as-needed basis until January 31, 2007. We felt it was unlikely that these funds, plus further revenue from calendar sales and whatever financing we could raise from other sources, would be sufficient to expand operations and sales volumes to levels where we could become a self-sufficient operation. As a result, we decided it was in our best interests and the best interests of our shareholders to pursue the reverse merger described in Part III.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition presented in this section are based upon the consolidated financial statements of us and our subsidiary, which was prepared in accordance with the generally accepted accounting principles in the United States. During the preparation of the financial statements we were required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to sales, bad debts, inventories, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions.

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” we identified the most critical accounting principals upon which our financial status depends. We determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition and income tax.

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

Inventory is carried at the lower of cost and net realizable value. The cost of calendars is the direct printing cost of the calendars. Inventory as at November 30, 2006 is carried at $4,409.

We adopted Statement of Financial Accounting Standards No. 109 - “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We have not recognized deferred tax assets as at November 30, 2006 as we disposed of our net operating loss carryforwards subsequent to the year through the completion of the reverse merger and disposition of our subsidiary.

Item 7. Financial Statements

UNIVERSITY GIRLS CALENDAR, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

Page

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	9

Consolidated Balance Sheet	10

Consolidated Statement of Operations	11

Consolidated Statement of Cash Flows	12

Consolidated Statement of Stockholders’ (Deficit) Equity	13

Notes to Consolidated Financial Statements	14-22

Report of Independent Registered Public Accounting Firm

Board of Directors
University Girls Calendar, Ltd.

We have audited the accompanying balance sheet of University Girls Calendar, Ltd. as of November 30, 2006 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended November 30, 2006 and 2005 . These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of University Girls Calendar, Ltd. as of November 30, 2006 and the results of its operations, changes in stockholders’ deficit, and its cash flows for the years ended November 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has had minimal operations to date and has incurred losses since inception. These matters raise substantial doubts about the Company’s ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

March 12, 2007

UNIVERSITY GIRLS CALENDAR, LTD.

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2006	2005
ASSETS
Current
Cash in discontinued operations	$10,059	$69,005
Accounts receivable in discontinued operations	806	3,220
Inventory in discontinued operations	4,409	-
Total Current Assets	15,274	72,225
Total Assets	$15,274	$72,225

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued liabilities in continuing operations	16,751	1,285
Accrued liabilities in discontinued operations	890	-
Deferred advertising revenue	-	3,640
Total Liabilities	17,641	4,925

Commitments and Contingencies (Notes 1,2, 3 and 5)
Capital stock
Authorized:
50,000,000 common shares, par value $0.001 per share
Issued and outstanding:
4,450,010 common shares	4,450	4,450
Additional paid-in capital	70,558	70,558
Accumulated other comprehensive income	1,405	1,513
Accumulated deficit	(78,780)	(9,221)

Total Stockholders’ (Deficit) Equity	(2,367)	67,300

Total Liabilities and Stockholders’ (Deficit) Equity	$15,274	$72,225

The accompanying notes are an integral part of these statements.

UNIVERSITY GIRLS CALENDAR, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended November 30,
	2006	2005

Expenses
Office and administration	$2,322		$-
Professional fees	46,850		1,757
Travel	4,060		-
Total expenses	53,232		1,757

(Loss) from continuing operations	(53,232)		(1,757)

Discontinued operations (Note 1)
Calendar sales revenue	$4,543		-
Cost of goods sold	1,161		-
Gross profit	3,382		-
Advertising revenue	3,745		-
	7,127		-

Expenses
Advertising and promotion	3,650		1,261
Calendar design and photography	2,323		750
Inventory write-down	5,030		-
Office and administration	6,885		5,453
Professional fees	5,566		-
Total expenses	23,454		7,464
(Loss) from discontinued operations of subsidiary	(16,327)		(7,464)

Net (Loss) for the period	$(69,559)		$(9,221)

Basic and diluted (loss) per share	$(0.02)	$	(* )

Weighted average number of shares outstanding	4,450,010		3,378,671

Other comprehensive (loss) income
Net (loss) for period	$(69,559)		$(9,221)
Foreign currency translation adjustment	(108)		1,513

Total comprehensive (loss)	$(69,667)		$(7,708)

* Less than $0.01 per share

The accompanying notes are an integral part of these statements.

UNIVERSITY GIRLS CALENDAR, LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended November 30,
	2006	2005

Cash flows (used by) operating activities
Net (loss) for the period	$(69,559)	$(9,221)
Adjustments to reconcile net loss to net cash used by operating activities
Change in operating assets:
Accrued liabilities	16,356	1,285
Deferred advertising revenue	(3,640)	3,640
Accounts receivable	2,414	(3,212)
Inventory	(4,409)	-
Net adjustments	10,721	1,713
Net cash (used by) operating activities	(58,838)	(7,508)

Cash flows from financing activities
Sale of common shares	-	75,000
Foreign currency translation adjustment	(108)	1,513
Net cash from financing activities	(108)	76,513

(Decrease) increase in cash during the period	(58,946)	69,005

Cash, beginning of period	69,005	-

Cash, end of period	$10,059	$69,005

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$—	$—

Income taxes	$—	$—

The accompanying notes are an integral part of these statements.

UNIVERSITY GIRLS CALENDAR, LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

Period from April 27, 2005 (Date of inception) to November 30, 2006

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	(Deficit)	(Deficit)
June and July, 2005
Common stock issued for cash at $0.01	3,000,000	$3,000	$27,000	$—	$—	$30,000
Common stock issued for acquisition of subsidiary	10	—	8	—	—	8
August and September, 2005 Common stock issued for cash at $0.02	1,250,000	1,250	23,750	—	—	25,000
October and November, 2005 Common stock issued for cash at $0.10	200,000	200	19,800	—	—	20,000
Foreign currency translation adjustment	—	—	—	1,513	—	1,513
Net loss for the period	—	—	—	—	(9,221)	(9,221)
Balance, November 30, 2005	4,450,010	$4,450	$70,558	$1,513	$(9,221)	$67,300
Foreign currency translation adjustment	—	—	—	(108)	—	(108)
Net loss for the year	—	—	—	—	(69,559)	(69,559)
Balance, November 30, 2006	4,450,010	$4,450	$70,558	$1,405	$(78,780)	$(2,367)

The accompanying notes are an integral part of these statements.

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

Note 1 Nature and Discontinuance of Operations

a)    Organization and Principles of Consolidation

University Girls Calendar, Ltd. (the “Company”) is in the business of designing, producing and selling calendars. The Company’s initial product is a 12-month wall calendar containing pictures of female students who attend one of the five major universities in the province of Nova Scotia, Canada. The Company is marketing and distributing the calendar principally in the Nova Scotia area. In each case, the Company intends to produce a local calendar featuring local models so that the product maintains a local, grassroots appeal. The Company is attempting to sell the calendars principally through distribution arrangements with local retail businesses. The Company also maintains an Internet website.

The Company was incorporated in the State of Nevada, United States of America, on June 2, 2005. The Company’s year-end is November 30. On June 30, 2005, the Company acquired all of the shares of University Girls Calendar Ltd., a Nova Scotia company (“UGC-NS”) that was incorporated on April 27, 2005, for 10 shares of the Company, then valued at $8. The transaction was treated as a reverse acquisition, which is a capital transaction and not a business combination. Accordingly, the financial statements for the acquired subsidiary are presented for the periods prior to acquisition.

The financial statements include the accounts of the subsidiary. All intercompany transactions have been eliminated prior to the consolidation.

b)    Discontinued Operations

At November 30, 2006 the Company had decided to dispose of the operating subsidiary UGC-NS and look for another Company with which to enter a merger agreement. The financial statements present the assets and liabilities and results of operations of the subsidiary in discontinued operations. Subsequent to November 30, 2006, the Company concluded an agreement of merger and disposition of the subsidiary as described in Note 8.

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

The net assets of the subsidiary as at November 30, 2006 are as follows:

Cash	$10,059
Accounts receivable	806
Inventory	4,409
Total assets	15,274
Liabilities	890
Net assets	$14,384

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

b)    Income Taxes

The Company has adopted the Statement of Financial Accounting Standards No. 109 - “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

c)    Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

d)    Estimated Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts receivable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

The functional currency of the Company’s operating subsidiary is the Canadian Dollar. The subsidiary translates assets and liabilities into United States Dollars at current exchange rates, revenues and expenses are translated at the average exchange rate during the period, and equity accounts are translated at the historical rate. Related translation adjustments are reported as other comprehensive income, a component of stockholders’ equity.

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

g)    Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

h)    Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At November 30, 2006 and 2005 the Company had no cash equivalents.

i)    Inventory

Inventory is carried at the lower of cost and net realizable value. The cost of calendars is the direct printing cost of the calendars.

j)    Earnings (Loss) Per Common Share

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.

k)    Recent Accounting Pronouncements

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

November 30, 2006

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

l)    Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. At November 30, 2006, the Company held $9,794 (2005 - $69,005) of cash in excess of amounts insured by agencies of the United States and Canadian governments, due to holding foreign currency-denominated deposits in a bank account in Canada.

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

m)    Other

The Company consists of one reportable business segment.
The Company paid no dividends during the period presented.
Advertising and promotion activities are expensed as incurred.
Calendar design and website design costs are expensed as incurred.

Note 3 Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the continuation of the Company as a going concern. However, the Company has had minimal operations to date and has incurred losses since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s President has agreed to loan the Company, if needed, up to $50,000 until January 31, 2007 with terms of the loan to be negotiated at the time of lending, but interest charged will not exceed the prevailing prime rate of interest plus 2%.

Management believes that actions taken subsequent to November 30, 2006 as described in notes 1 and 8, including the reverse merger with another company and the disposition of the calendar business, provide the opportunity for the Company to continue as a going concern.

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

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

During October and November 2005, the Company issued 200,000 shares of common stock at a price of $0.10 for cash totaling $20,000 shares.

Note 5 Income Taxes

The Company is subject to United States and Canadian income taxes. The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carryforwards. The Company has not recognized deferred tax assets as at November 30, 2006 as the Company disposed of its NOL carryforwards subsequent to the year through the completion of the merger and disposition of the subsidiary as described in Note 8.

Note 6 Comprehensive income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No130, “Reporting Comprehensive Income”. The Statement requires that the components of comprehensive income be displayed in the financial statements and includes income and all changes in equity during a period that arises from non-owner sources such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The components of comprehensive income include net loss of $69,559 (2005 - $9,221) and currency translation adjustment of $108 loss (2005 - $1,513 gain).

Note 7 Related Party Transactions

The Company’s president provides office-sharing facilities at no cost.

Note 8 Subsequent event

On January 4, 2007, the Company was merged with and into University Girls Calendar, Ltd., a Delaware corporation (“UGC-DE”), for the sole purpose of changing the state of incorporation to Delaware from Nevada. Pursuant to the merger, each share of the Company was exchanged for 1.310344828 shares of UGC-DE. Immediately prior to the merger, there were 4,450,010 shares of UGC-NV issued and outstanding. As a result of the Delaware reincorporation, there were 5,831,048 shares of UGC-DE issued and outstanding.

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

Following the Company’s decision to exit the calendar business as disclosed in Note 1, informal discussions were held with several companies that led to an agreement by the Company that closed on January 12, 2007. The sole officer and director of the Company agreed to transfer his shares of the Company, which prior to the transactions represented a 67% interest in the Company, to the Company for cancellation, and various other stockholders agreed to the transfer in privately negotiated transactions of certain shares, with such transactions being subject to the closing of the merger of Towerstream Corporation, a privately held Delaware corporation, with a subsidiary of the Company. In addition, the sole officer and director accepted, in lieu of retaining shares owned in the Company following the merger, all of the shares of an operating subsidiary of the Company, University Girls Calendar, Ltd., a Nova Scotia company (“UGC-NS”), plus cash consideration paid directly to the sole officer and director by third parties following the consummation of the merger. The agreement with the sole officer and director provided as follows: the sole officer and director of the Company, who was the owner of 3,931,048 shares (the “Shares”) of the Common Stock, forfeited and delivered to the Company’s treasury all of the Shares in exchange for the payment of $215,000 from a group of unaffiliated third parties, ten common shares of (“UGC-NS”), which constituted 100% of the capital stock of UGC-NS, and $9,300 in cash from UGC-NS that was transferred in conjunction with the stock of UGC-NS. Subsequent to this transaction, this person resigned from all positions with the Company. The value of the consideration paid in these transactions was determined through arms-length negotiations among the parties. The net assets of the subsidiary transferred along with the shares are as follows:

Cash	$9,842
Accounts receivable	606
Inventory	3,920
Total assets	14,368
Liabilities	-
Net assets	$14,368

On January 12, 2007, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) by and among the Company, Towerstream Corporation, a privately held operating Delaware corporation (“TWER”), and Towerstream Acquisition, Inc., a newly formed wholly-owned Delaware subsidiary of the Company (“Acquisition Sub”). Upon effectiveness of the merger contemplated under the Merger Agreement (the “Merger”), Acquisition Sub was merged with and into TWER, and TWER became a wholly-owned subsidiary of the Company.

UNIVERSITY GIRLS CALENDAR, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

Pursuant to the terms of the Merger Agreement, each share of TWER issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 0.7007716 of one share of common stock of the Company, par value $0.001 per share (the “Common Stock”) (15,000,000 shares in total);

As a result of the Merger, the former owners of TWER became the controlling stockholders of the Company. Accordingly, the merger of TWER and the Company is a reverse merger.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

We had no changes in or disagreements with our accountants to report under this item.

Item 8A. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (November 30, 2006), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Reverse Merger With Towerstream Corporation

On January 12, 2007, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Towerstream Corporation, a privately held Delaware corporation (“TWER”), and Towerstream Acquisition, Inc., our newly formed wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon effectiveness of the merger contemplated under the Merger Agreement (the “Merger”), Acquisition Sub was merged with and into TWER, and TWER became our wholly-owned subsidiary.

Pursuant to the terms of the Merger Agreement:

•
Each share of TWER issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 0.7007716 of one share of our common stock, $0.001 par value per share (15,000,000 shares in total);

•
1,900,000 shares of common stock issued and outstanding previously registered on Form SB-2 for resale by the holders thereof remained outstanding, and all other shares of our common stock outstanding prior to the Merger were cancelled in connection with the Merger;

•	Upon the closing of the Merger, each outstanding option or warrant to acquire TWER capital stock was assumed by us and thereafter became exercisable for shares of our common stock; and

•
Certain outstanding convertible promissory notes in the aggregate principal amount of $2,191,636 (of which $1,691,636 was convertible into 1,127,757 shares of our common stock at a conversion price of $1.50 per share, $250,000 was convertible into 156,250 shares of our common stock at a conversion price $1.60 per share and $250,000 was convertible into 174,825 shares of our common stock at a conversion price of $1.43 per share) were converted in 1,458,832 shares of our common stock upon the consummation of the Merger.

In addition, upon the effectiveness of the Merger:

•	Paul Pedersen resigned as our sole officer and director;

•	We transferred our entire interest in the operating subsidiary, including the calendar business, to Paul Pedersen;

•	Our Board of Directors was reconstituted to consist of Philip Urso, Jeffrey M. Thompson, Howard L. Haronian, William Bush and Paul Koehler; and

•
We sold $10,244,500 worth of units (the “Units”), with each Unit consisting of (i) 50,000 shares of common stock and (ii) a five-year detachable warrant to purchase 25,000 shares of common stock at $4.50 per share (the “Unit Warrant”), for a purchase price of $112,500 per Unit, in a private placement offering to accredited investors (the “Private Placement”).

On January 18, 2007, we sold $1,253,125 worth of additional Units and terminated the Private Placement. On January 18, 2007 we also issued $3,500,000 of our 8% Senior Convertible Debentures due December 31, 2009 pursuant to a Securities Purchase Agreement dated as of January 16, 2007.

Pursuant to the terms of the Merger Agreement, following the Merger, we changed our name to Towerstream Corporation and the business of TWER became our sole business.

For further information regarding the reverse merger transaction, please see our Current Report on Form 8-K filed with the SEC on January 19, 2007, and as amended on January 25, 2007, which filing is incorporated herein by reference.

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Prior to the reverse merger transaction described above, Paul Pedersen was our sole director and also served as our President, Chief Executive Officer, Secretary and Treasurer. Information regarding Mr. Pedersen is included below.

Paul Pedersen, President, Chief Executive Officer, Treasurer, Secretary and Director. Mr. Pedersen, 25, was our sole officer and director. Mr. Pedersen started working on his commerce degree at Saint Mary’s University in September 2002. Mr. Pedersen took an internship position working for an investment advisor at Canaccord Capital during the summer of 2004. In September 2004, Mr. Pedersen won the prestigious St. Mary’s University Millennium Excellence Award judged on academic achievement, leadership, community service and innovation. Mr. Pedersen was named to the Saint Mary’s University dean’s list for academic achievement for 2003/2004. Mr. Pedersen graduated from Saint Mary’s University in 2006 with a Commerce Degree, with a major in entrepreneurship and small business. Mr. Pedersen is not an officer or a director of any other reporting company.

In connection with the reverse merger completed on January 12, 2007, Mr. Pedersen resigned his positions and the directors and executive officers of TWER became our directors and executive officers. The names of all current executive officers and members of the Board of Directors and certain information regarding them is set forth below. Directors hold office for one-year terms until the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
Jeffrey M. Thompson	42	Chief Executive Officer, President and Director
Philip Urso	48	Chairman of the Board of Directors
George E. Kilguss, III	46	Chief Financial Officer
Arthur G. Giftakis	40	Vice President of Engineering and Operations
Howard L. Haronian, M.D.	45	Director
Paul Koehler	47	Director
William Bush	41	Director

Biographies

Jeffrey M. Thompson, President, Chief Executive Officer and Director. Mr. Thompson co-founded us in October 1999 with Philip Urso. Since inception, Mr. Thompson has been a director and from inception until November 2005, Mr. Thompson was our chief operating officer. In November 2005, Mr. Thompson was promoted from chief operating officer to president and chief executive officer. In 1995, Mr. Thompson founded EdgeNet Inc., a privately held Internet service provider, and was vice president of operations of EdgeNet Inc. through 1999. EdgeNet Inc. was sold in 1997 to Citadel Broadcasting Corporation. Mr. Thompson holds a B.S. from the University of Massachusetts.

Philip Urso, Chairman of the Board of Directors. Mr. Urso co-founded us in October 1999 with Jeffrey M. Thompson. Mr. Urso has served as a director and our chairman since inception and was our chief executive officer from inception until July 2005. Prior to co-founding us, Mr. Urso was President of eFortress, an Internet service provider and division of Citadel Broadcasting Corporation. At the time, Citadel Broadcasting Corporation was a publicly held, national radio station group with over 100 stations. Mr. Urso, with Mr. Thompson, founded eFortress in 1995 and sold it to Citadel Broadcasting Corporation in 1997. From 1983 until 1997, Mr. Urso owned and operated a group of radio stations. In addition, Mr. Urso co-founded the regional cell-tower company, MCF Communications, Inc.

George E. Kilguss, III, Chief Financial Officer. Mr. Kilguss has been our chief financial officer since January 2004 and manages all of our finance and accounting activities. From November 2000 until December 2003, Mr. Kilguss was a private investor. From September 1998 until October 2000, Mr. Kilguss was chief financial officer of Stratos Global Corporation, a publicly traded company on the Toronto Stock Exchange. Mr. Kilguss was also an executive vice president of Stratos Global Corporation and served on its board of directors from April 1999 until October 2000. Mr. Kilguss holds a B.S. in Economics & Finance from the University of Hartford and an M.B.A. from the University of Chicago.

Arthur G. Giftakis, Vice-President of Engineering and Operations. Mr. Giftakis has served as vice president of operations since 2004. From 2003 until 2004, Mr. Giftakis was our manager of engineering and prior to that, Mr. Giftakis was at Sockeye Networks, Inc., a border gateway protocol optimization company that was acquired by Internap Network Services Corporation in 2003. Before joining Sockeye Networks, Inc., Mr. Giftakis held various solution architect positions at NaviSite, Inc. and Digital Broadband Communications Inc. after spending 10 years with Bell Atlantic Corp., now known as Verizon Communications Inc.

Howard L. Haronian, MD, Director. Dr. Haronian has served as a director since inception in October 1999. Dr. Haronian is an interventional cardiologist and has been president of Cardiology Specialists, Ltd. of Rhode Island since 1994. Dr. Haronian has also been a member of the clinical faculty of the Yale School of Medicine since 1994 and has served as the director of the cardiac catheterization program at Yale-New Haven Hospital since 2003.

Paul Koehler, Director. Mr. Koehler has served as a director since January 12, 2007. Mr. Koehler is the vice president of business development of Pacific Ethanol, Inc. (NasdaqGM: PEIX), a position he has held since June 2005. Mr. Koehler has over twenty years of experience in the electricity industry, having focused during the past five years on acquiring and developing wind power projects for PPM Energy, Inc., a subsidiary of Scottish Power plc. Prior to joining PPM Energy Inc., Mr. Koehler was the president and a founder of Kinergy Corporation, a consulting firm focused on renewable energy and risk management. In addition, Mr. Koehler was a co-founder of ReEnergy LLC, one of the companies acquired by Pacific Ethanol, Inc. During the 1990s, Mr. Koehler worked for Portland General Electric Company and Enron Corp. in marketing and origination of long term transactions, risk management, and energy trading. Mr. Koehler holds a B.A. from the Honors College at the University of Oregon.

William Bush, Director. Mr. Bush has served as a director since January 2007. Mr. Bush has been an executive officer of Handheld Entertainment, Inc. (NasdaqCM: ZVUE) since January 2006 and became its chief financial officer on June 26, 2006. Mr. Bush has over 15 years of experience in accounting, financial support and business development. From 2002 to 2005, Mr. Bush was the chief financial officer and secretary for International Microcomputer Software, Inc. (OTCBB:IMSI.OB), a developer and distributor of precision design software, content and on-line services. Prior to that he was a director of business development and corporate controller for Buzzsaw.com, Inc. Mr. Bush was one of the founding members of Buzzsaw.com, Inc., a privately held company spun off from Autodesk, Inc. in 1999, focusing on online collaboration, printing and procurement applications. From 1997 to 1999, Mr. Bush worked as corporate controller at Autodesk, Inc. (NasdaqGM: ADSK), the fourth largest software applications company in the world. Prior to that, Mr. Bush worked for seven years in public accounting, first with Ernst & Young, and later with Price Waterhouse in Munich, Germany. Mr. Bush holds a B.S. in Business Administration from U.C. Berkeley and is a Certified Public Accountant.

Howard L. Haronian and Philip Urso are cousins.

Board Committees

The standing committees of our Board of Directors consist of an Audit Committee, a Compensation Committee and a Nominating Committee. Each of these committees were formed immediately following the revervse merger transaction described above on January 12, 2007.

Audit Committee

The Audit Committee of the Board of Directors is currently comprised of Messrs. Bush, Haronian and Koehler, each of whom is an independent director. Mr. Bush is a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B and serves as chairman of the Audit Committee. The Audit Committee’s duties are to recommend to our Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee will at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

The Compensation Committee of the Board of Directors is currently comprised of Messrs. Haronian and Bush. The Compensation Committee reviews and approves our salary and benefits policies, including compensation of executive officers. The Compensation Committee also administers our stock option plans and recommends and approves grants of stock options under such plans.

Nominating Committee

We established a Nominating Committee of the Board of Directors, currently comprised of Messrs. Haronian and Koehler. The Nominating Committee considers and makes recommendations on matters related to the practices, policies and procedures of the Board and takes a leadership role in shaping our corporate governance. As part of its duties, the committee assesses the size, structure and composition of the Board and Board committees, coordinates evaluation of Board performance and reviews Board compensation. The committee also acts as a screening and nominating committee for candidates considered for election to the Board. In this capacity it concerns itself with the composition of the Board with respect to depth of experience, balance of professional interests, required expertise and other factors. The committee evaluates prospective nominees identified on its own initiative or referred to it by other Board members, management, stockholders or external sources and all self-nominated candidates. The committee uses the same criteria for evaluating candidates nominated by stockholders and self-nominated candidates as it does for those proposed by other Board members, management and search companies.

Code of Ethics

On January 12, 2007, immediately following the revervse merger transaction described above, our Board of Directors adopted a code of conduct and ethics that establishes the standards of ethical conduct applicable to all directors, officers and employees of our company. The code addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures and internal control over financial reporting, corporate opportunities and confidentiality requirements. The Audit Committee is responsible for applying and interpreting our code of conduct and ethics in situations where questions are presented to it.

Item 10. Executive Compensation

The following Summary Compensation Tables sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our Chief Executive Officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Table 1 refers to compensation paid by University Girls Calendar, Ltd. to University Girls Calendar, Ltd.’s Chief Executive Officer, its sole executive officer, prior to the reverse merger transaction bescribed above on January 12, 2007, for the fiscal years ended November 30, 2005 and 2006. Table 2 discloses compensation paid by TWER, our operating subsidiary whose business succeeded the business of University Girls Calendar, Ltd. as our sole business following the reverse merger on January 12, 2007, to TWER’s Chief Executive Officer and other executive officers (the “TWER named executive officers”) during the fiscal years ended December 31, 2005 and 2006.

Table 1 - University Girls Calendar, Ltd.

Name and Principal Position	Year	Salary($)	Bonus ($)	Option Awards ($)(1)	Nonqualified Deferred Compensation Earnings ($)	Total ($)
Paul Pedersen,	2006	—	—	—	—	—
Chief Executive Officer	2005	—	—	—	—	—

Table 2 - Towerstream Corporation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Nonqualified Deferred Compensation Earnings ($)	Total ($)
Jeffrey M. Thompson,	2006	171,000	30,000		10,000	211,000
Chief Executive Officer	2005	177,000	—	110,191	—	287,191
George Kilguss, III,	2006	135,000	—	—	45,000	180,000
Chief Financial Officer	2005	55,000	—	110,191	125,000	290,191
Arthur Giftakis,	2006	120,000	—	—	—	120,000
VP of Engineering and Operations	2005	114,313	—	21,514	—	135,827

(1)	The dollar value of stock awards and option awards are calculated in accordance with Statement of Financial Account Standard (“SFAS”) 123R, Share Based Payments.

Outstanding Equity Awards at Fiscal Year-End

University Girls Calendar, Ltd. There were no equity awards granted to Mr. Pedersen during our most recent financial reporting period ended November 30, 2006, nor were any granted since our inception date of June 2, 2005.

Towerstream Corporation. The following table summarizes the total outstanding equity awards as of December 31, 2006, for each TWER named executive officer, including stock options and restricted stock awards.

	Option Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Price	Option Expiration Date

Jeffrey M. Thompson	280,309	—	$0.78	4/29/2015
	175,193	—	$1.43	2/28/2013

George Kilguss	175,193	—	$1.43	4/26/2015

Arthur Giftakis	11,679	23,360(1)	$1.43	8/29/2015
	59,566	—	$1.43	11/17/2013

(1)	11,680 will vest on each of August 29, 2006 and August 29, 2007.

2007 Equity Compensation Plan

On January 12, 2007, in connection with our reverse merger with TWER, we adopted the 2007 Equity Compensation Plan.

Purpose of the 2007 Equity Compensation Plan

The 2007 Equity Compensation Plan provides a means for us to award specific equity-based benefits to officers and other employees, consultants and directors, of our company and our related companies and to encourage them to exercise their best efforts to enhance the growth of our company and our related companies.

Eligibility

Employees and consultants of our company and our related companies and non-employee directors of our company may receive awards under the 2007 Equity Compensation Plan. Only our employees or employees of our subsidiary companies, however, may receive incentive stock options under the 2007 Equity Compensation Plan.

Awards to be Offered

The 2007 Equity Compensation Plan provides for the granting of:

•	incentive stock options and nonqualified stock options to purchase shares of our common stock;

•	stock appreciation rights representing the right to receive an amount measured by the appreciation in share value;

•	stock subject to time-based and/or performance-based vesting (restricted stock);

•	restricted stock units representing the right to receive an amount measured by the value of a share of stock, subject to time-based and/or performance-based vesting;

•	stock awarded as a bonus (bonus stock); and

•	dividend equivalent rights.

Shares Subject to the Plan

The total number of shares of common stock that can be delivered under the 2007 Equity Compensation Plan is 2,403,922.

If any award that requires the participant to exercise the award for shares to be delivered terminates without having been exercised in full, if any shares subject to an award are forfeited, if any shares are withheld for the payment of taxes with respect to an award, or if any award payable in cash or shares is paid in cash rather than in shares, the unexercised portion of the award, the forfeited shares, the withheld shares, or the portion that was paid in cash will continue to be available for future awards. However, if an option, stock appreciation right, performance stock, performance stock units or bonus stock is cancelled or forfeited, the shares subject to such awards will continue to be counted against the maximum number of shares specified above for which options, stock appreciation rights, performance stock, performance stock units or bonus stock may be granted to an employee in any calendar year.

In addition, the aggregate fair market value, determined at the time the option is granted, of shares with respect to which incentive stock options are exercisable for the first time by any participant during any calendar year, under the 2007 Equity Compensation Plan and under any other incentive stock option plan of our company or a related company, may not exceed $100,000.

Administration, Amendment and Duration of the Plan

The 2007 Equity Compensation Plan is administered by the Compensation Committee of the Board of Directors, except that our chief executive officer may grant a limited number of options to participants other than to himself, other executive officers who are “covered employees” under Section 162(m) of the Internal Revenue Code of 1986, as amended, directors and consultants. Except as noted in the previous sentence, the Compensation Committee selects the participants who will receive awards, determines the type of award to be granted and determines the terms and conditions of the award.

Stock Options

The Compensation Committee may award incentive stock options and nonqualified stock options under the 2007 Equity Compensation Plan. Only our employees may receive incentive stock options. The Compensation Committee also determines the exercise price of each option. However, the exercise price of an option may not be less than 100% of the fair market value of the underlying shares on the date of grant or 110% in the case of an incentive stock option granted to a stockholder beneficially owning 10% or more of our common stock. The exercise price of any option may not be less than the par value of the underlying share(s).

The Compensation Committee determines the term of each option, but no term may exceed 10 years from the date of grant, or 5 years in the case of an incentive stock option granted to a stockholder beneficially owning 10% or more of our common stock. The Compensation Committee also determines at what time or times each option may be exercised and any conditions that must be met before an option may be exercised. Options may be made exercisable in installments, and the exercisability of options may be accelerated by the Compensation Committee.

The exercise price of an option granted under the 2007 Equity Compensation Plan may be paid:

•	in full in cash or cash equivalents;

•	by shares of stock that the participant already owns;

•	by shares of stock newly acquired on exercise of the option;

•	by delivery of an irrevocable undertaking by a broker to deliver promptly to us sufficient funds to pay the exercise price; or

•	by any combination of the above.

Stock Appreciation Rights

The Compensation Committee may grant stock appreciation rights that entitle the participant to receive upon exercise an amount, either in shares, cash, or a combination of both, measured by the increase since the date of grant in the value of the shares covered by the right. The Compensation Committee may accelerate the date(s) on which stock appreciation rights may be exercised.

Restricted Stock

The Compensation Committee may grant shares of restricted stock, for any or no consideration, subject to any restrictions the Compensation Committee establishes. Except with respect to restricted stock whose restrictions lapse upon the attainment of performance goals under Section 162(m) of the Internal Revenue Code of 1986, as amended, the Compensation Committee may accelerate the date(s) on which the restrictions will lapse. Before the lapse of restrictions on shares of restricted stock, the participant will have voting and dividend rights on the shares.

The Compensation Committee may provide that restricted stock vests only upon the satisfaction of performance goals. The Compensation Committee may select one or more performance criteria from the following list: sales, revenues, profit, return on sales, net operating profit after taxes, investment turnover, customer service indices, funds from operations, income from operations, return on assets, return on net assets, asset turnover, return on equity, return on capital, market price appreciation of shares, economic value added, total stockholder return, net income, pre-tax income, earnings per share, operating profit margin, net income margin, sales margin, cash flow, market share, sales growth, revenue, net revenue growth, capacity utilization, customer penetration, increase in customer base, net income growth, expense control and/or hiring of personnel. The criteria may apply to the individual, a division, our company or a subsidiary of our company.

Restricted Stock Units

The Compensation Committee may grant restricted stock units subject to any restrictions the Compensation Committee may determine. A restricted stock unit entitles a participant to receive, with respect to a vested restricted stock unit, one share of our common stock, the cash value thereof, or a combination of both. Restricted stock units are credited to a bookkeeping account in the participant’s name.

Although a participant will not have voting or dividend rights with respect to his or her restricted stock units, a participant will have dividend equivalent rights on his or her restricted stock units. On each date that we pay a cash dividend to holders of our common stock, an additional number of restricted stock units equal to the total number of restricted stock units credited to the participant’s bookkeeping account on such date, multiplied by the dollar amount of the per share cash dividend, and divided by the fair market value of a share on such date will be credited to the participant’s account. Restricted stock units attributable to such dividend equivalent rights will accumulate and vest at the same time as the restricted stock units to which they relate vest.

The Compensation Committee may provide that restricted stock units vest only to the extent performance goals. The Compensation Committee may select one or more performance criteria from the above list for restricted stock.

Bonus Stock

The Compensation Committee may grant awards entitling a participant to receive shares without payment therefor as a bonus for services provided to our company or a related company. Bonus stock is fully vested on the date of grant.

Dividend Equivalent Rights

The Compensation Committee may grant a separate award entitling a participant to receive dividend equivalent rights. Such dividend equivalent rights shall accumulate and be paid shortly after they vest. Once vested, they shall be paid at the same time corresponding cash dividends are paid to stockholders.

Treatment of Awards upon Termination of Service

If a participant’s service terminates for any reason, including death or disability, all options and stock appreciation rights then held by the participant that were not exercisable immediately before the termination of service will terminate on that date, except as otherwise stated in the participant’s award agreement. Any remaining options and stock appreciation rights will remain exercisable for one year from the date of termination of service by reason of death or disability, three months from the date of termination of service for any other reason, or for a shorter or longer period as stated in the participant’s award agreement. Notwithstanding the post-termination exercise periods described above, no option or stock appreciation right may be exercised beyond its original term.

Except as otherwise stated in a participant’s award agreement, if a participant holds shares of restricted stock and terminates service for any reason, including death or disability, before the lapse of the restrictions, the participant will forfeit the shares to us. Except as otherwise stated in a participant’s award agreement, restricted stock units and dividend equivalent rights to which a participant has not become entitled will terminate irrevocably upon the participant’s termination of service for any reason, including death or disability.

Transferability

Awards generally are not transferable, except by will or under the laws of descent and distribution. The Compensation Committee has the authority, however, to permit a participant to transfer nonqualified stock options and stock appreciation rights.

Adjustments in Shares; Corporate Transactions

If a stock dividend, stock split, reverse split, spin-off, or similar change in capitalization occurs, the Compensation Committee will make appropriate adjustments to the maximum number and type of shares that may be subject to awards and delivered under the 2007 Equity Compensation Plan, the kind and aggregate number of shares to outstanding awards, the exercise price of outstanding options, and the amount over which appreciation of an outstanding stock appreciation right is measured.

If a corporate transaction such as a merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation occurs, each outstanding award will be assumed by the surviving or successor entity, except that the Compensation Committee may elect to terminate all or a portion of any outstanding award, effective upon the closing of the corporate transaction, if the Compensation Committee determines that doing so is in our best interests. If so, the Compensation Committee will give each participant holding an option and stock appreciation right not less than seven days’ notice before the termination to exercise any such option or stock appreciation right that is to be so terminated, to the extent it is then exercisable, before the termination. Further, in the event of a corporate transaction, the Compensation Committee in its discretion, may:

•	accelerate the date on which options, stock appreciation rights and restricted stock units vest; and/or

•	remove restrictions from outstanding shares of restricted stock.

The Compensation Committee may also change the terms of any outstanding award to reflect the corporate transaction, subject to certain limitations. Finally, the Compensation Committee or the Board of Directors may, in lieu of the actions described above, arrange to have the surviving or acquiring entity grant the participant a replacement award that, in the judgment of the Compensation Committee, is substantially equivalent to the replaced award.

Compensation of Directors

The following Summary Compensation Tables set forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our directors during the stated periods.

Table 1 refers to the compensation paid by University Girls Calendar, Ltd. to Paul Pedersen, University Girls Calendar, Ltd.’s sole director, prior to the reverse merger completed on January 12, 2007 for the fiscal year ended November 30, 2006. Table 2 discloses compensation paid by TWER, our operating subsidiary whose business succeeded the business of University Girls Calendar, Ltd. as our sole business following the reverse merger on January 12, 2007, to TWER’s directors during the fiscal year ended December 31, 2006. Except for Paul Pedersen, none of the following person served in any capacity with the registrant as of the end of registrant’s last fiscal year.

Table 1 - University Girls Calendar, Ltd.

Name	Fee Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Paul Pedersen	—	—	—

Table 2 - Towerstream Corporation

Name	Fee Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Philip Urso	24,000		24,000
Howard L. Haronian	0	25,299	25,299
Paul Koehler	0		0
William Bush	0		0

(1)	The dollar value of stock awards and option awards are calculated in accordance with Statement of Financial Account Standard (“SFAS”) 123R, Share Based Payments.

Narrative to Director Compensation Table

Pursuant to the 2007 Equity Compensation Plan adopted on January 12, 2007 in connection with our reverse merger with TWER, each non-employee director is entitled to receive ten-year options to purchase 10,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant upon such non-employee director’s initial election or appointment to the Board of Directors and annually thereafter, plus 2,500 addition shares of common stock for committee or Board chairpersons, $25,000 per annum in cash, plus $1,000 per meeting attended in person or by telephone, and $500 per committee meeting.

Sperately, on October 24, 2006, Howard L. Haronian received a one time grant from TWER of an option to purchase shares of TWER, which was converted into an option to purchase 35,039 shares of our common stock at an exercise price of $1.43 per share as a result of our reverse merger with TWER on January 12, 2007.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Prior to the reverse merger, Mr. Pedersen beneficially owned 3,931,048 shares of common stock, representing approximately 65% of the outstanding common stock. All of such shares were cancelled in connection with the reverse merger.

The following table sets forth, as of February 28, 2007, the beneficial ownership of our common stock by:

•	each person who is known to own beneficially five percent (5%) or more of our common stock;

•	each director;

•	each TWER named executive officer; and

•	all directors and executive officers as a group.

Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Towerstream Corporation, 55 Hammarlund Way, Middletown, Rhode Island 02842 unless otherwise indicated.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Shares Beneficially Owned (1)(2)
Directors and Named Executive Officers:
Jeffrey M. Thompson	2,528,350	(3)	10.38%
Philip Urso	4,162,728	(4)	17.29%
George E. Kilguss, III	1,107,219	(5)	4.76%
Arthur G. Giftakis	71,246	(6)	*
Howard L. Haronian, M.D.	1,898,161	(7)	8.00%
Paul Koehler	—		—
William Bush	—		—
All current officers, directors and planned directors as a group (7 persons)	9,767,704		39.15%

*Represents less than 1%

(1)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes options and warrants to purchase shares of common stock exercisable within 60 days.

(2)	Based on 23,724,950 shares of common stock issued and outstanding.

(3)	Includes 630,695 shares of common stock issuable upon the exercise of options.

(4)	Includes 350,386 shares of common stock held by Mr. Urso’s minor children and 350,386 shares of common stock issuable upon the exercise of options.

(5)	Includes 175,193 shares of common stock issuable upon the exercise of options.

(6)	Includes 71,246 shares of common stock issuable upon the exercise of options.

(7)	Includes 1,723,336 shares of common stock held as joint tenants with Dr. Horonian’s spouse.

Item 12. Certain Relationships and Related Transactions, and Director Independence

University Girls Calendar, Ltd.

While he was the controlling shareholder, Paul Pedersen agreed to loan us $50,000 on an as-needed basis to fund operations and expenses, with terms of the loan to be determined at time of lending. Interest charged will not exceed the prevailing bank prime rate plus 2%. We did not draw on this loan arrangement. This arrangement ended upon the resignation of Paul Pedersen on January 12, 2007 in conjunction with the merger of University Girls Calendar, Ltd. and Towerstream Corporation.

We issued 3,000,000 shares of common stock during June and July, 2005 to Paul Pedersen. These shares were issued pursuant to Regulation S of the Securities Act at a price of $0.01 per share, for total proceeds of $30,000. The 3,000,000 shares of common stock are restricted shares as defined in the Securities Act.

On June 30, 2005, we purchased all the issued and outstanding shares of University Girls Calendar, Ltd., a Nova Scotia company (“UGC Nova Scotia”). At the time, Paul Pedersen was the sole owner of both us and UGC Nova Scotia. Ten shares of common stock were issued to Mr. Pedersen as consideration for his shares in UGC Nova Scotia.

Towerstream

The following transactions relate to either (i) TWER, our operating subsidiary whose business succeeded the business of University Girls Calendar, Ltd. as our sole business following the reverse merger on January 12, 2007 or (ii) us following our reverse merger with TWER on January 12, 2007. As such, none of these transactions are reflected in the financial statements under Item 7 above.

On August 2, 2002, TWER borrowed $250,000 from Natale and Elizabeth Urso, Philip Urso’s parents, and issued a promissory note in the original principal amount of $250,000. This note provided for interest at the rate of 10% per annum and was due and payable within 60 days of demand.

On April 1, 2003, TWER borrowed $253,000 from Philip Urso and issued Mr. Urso a promissory note, dated April 1, 2003, in the original principal amount of $253,000. On November 30, 2004, TWER borrowed an additional $100,000 from Mr. Urso and issued Mr. Urso a promissory note, dated November 30, 2004, in the original principal amount of $100,000. On August 1, 2005, TWER consolidated all of its outstanding obligations to Mr. Urso under one instrument, by cancelling each of the foregoing promissory notes and issuing Mr. Urso a single consolidated note for the principal sum of $360,564.04 to account for the $65,251.34 outstanding under the April 1, 2003 note, the $106,694.31 outstanding under the November 30, 2004 note, $111,959.24 of deferred compensation in 2004 and $76,659.15 of deferred compensation in 2005. This consolidated note provided for interest at the rate of 5% per annum and was due and payable on August 1, 2008. Mr. Urso, however, had the right to convert up to 50% of the note’s unpaid balance into shares of common stock at a conversion price of $1.00 per share.

On December 7, 2005, TWER borrowed $250,000 from Mr. Urso and issued Mr. Urso a promissory note, dated December 7, 2005, in the original principal amount of $250,000. This note provided for interest at the rate of 10% per annum and was due and payable on December 7, 2006. Mr. Urso, however, had the right to convert all of the note’s unpaid balance into shares of common stock at a conversion price of $1.00 per share.

On January 13, 2006, TWER borrowed $250,000 from Mr. Urso and issued Mr. Urso a promissory note, dated January 13, 2006, in the original principal amount of $250,000. This note provided for interest at the rate of 10% per annum and was due and payable within 60 days of demand.

On October 1, 2006, TWER borrowed $125,000 from Mr. Urso and issued Mr. Urso a promissory note, dated October 1, 2006, in the original principal amount of $125,000. This note provided for interest at the rate of 10% per annum and was due and payable within 60 days of demand.

On July 12, 2006, TWER borrowed $50,000 from Mr. Urso and issued Mr. Urso a promissory note, dated July 12, 2006, in the original principal amount of $50,000. This note provided for interest at the rate of 10% per annum and was due and payable within 60 days of demand.

On September 7, 2004, TWER borrowed $150,000 from George E. Kilguss, III and issued Mr. Kilguss a promissory note, dated September 7, 2004, in the original principal amount of $150,000. This note provided for interest at the rate of 10% per annum and was due and payable on September 7, 2007. Mr. Kilguss, however, had the right to convert all of the note’s unpaid balance into shares of common stock at a purchase price of $0.80 per share.

On January 1, 2005, Mr. Kilguss agreed to defer $125,000 of his 2005 compensation. The deferred compensation accured interest at a rate of 10% per annum. The deferred compensation and accured interest was due on Decmber 31, 2006. Mr. Kilguss, however, had the right to convert any amount of the balance not paid into shares of common stock at a conversion price of $1.00 per share.

On January 1, 2006, Mr. Kilguss agreed to defer and additional $45,000 of his 2006 compensation. The deferred compensation accured interest at a rate of 10% per annum. The deferred compensation and accured interest was due on Decmber 31, 2006. Mr. Kilguss, however, had the right to convert any amount of the balance not paid into shares of common stock at a conversion price of $1.00 per share.

On October 1, 2006, TWER borrowed $150,000 from Howard L. Haronian and issued Dr. Haronian a promissory note, dated October 1, 2006, in the original principal amount of $150,000. This note provided for interest at the rate of 10% per annum and was due and payable within 60 days of demand.

On January 4, 2007, the aggregate value of the above promissory notes was $1,691,636. On such date, each of the noteholders sold their notes to a group of unaffiliated third parties pursuant to our issuing each of the note purchasers new notes that:

•	were due and payable on January 4, 2008;

•	accrued interest at the rate of 10% per annum; and

•	became automatically convertible into shares of common stock at a conversion price of $1.50 per share upon TWER’s merger with and into a publicly traded company.

When TWER merged with and into University Girls Calendar, Ltd. on January 12, 2007, these new January 4, 2007 notes converted into 1,127,575 shares of our common stock.

On November 10, 2005, TWER borrowed $250,000 from Howard L. Haronian and issued Dr. Haronian a promissory note, dated November 10, 2005, in the original principal amount of $250,000. The note provided for interest at the rate of 10% per annum and was due and payable on November 10, 2006. Dr. Haronian, however, had the right to convert all of the note’s unpaid balance into shares of common stock at a conversion price of $1.00 per share. On January 12, 2007, immediately following TWER’s merger with and into University Girls Calendar, Ltd., Dr. Haronian converted this note into 174,825 shares of our common stock at an adjusted conversion price of $1.43 per share.

Item 13. Exhibits

Exhibit No.	Description
2.1
Agreement of Merger and Plan of Reorganization, dated January 12, 2007, by and among University Girls Calendar, Ltd., Towerstream Acquisition, Inc. and Towerstream Corporation (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

3.1
Certificate of Incorporation of University Girls Calendar, Ltd. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of University Girls Calendar, Ltd. filed with the Securities and Exchange Commission on January 5, 2007).

3.2
Certificate of Amendment to Certificate of Incorporation of University Girls Calendar, Ltd., changing the Company’s name to Towerstream Corporation (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

3.3
By-Laws of Towerstream Corporation (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

Exhibit No.	Description
4.1
Securities Purchase Agreement, dated as of January 16, 2007, by and among Towerstream Corporation and each purchaser identified on the signature pages thereto (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

4.2
Form of 8% Convertible Debenture due December 31, 2009 (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

4.3
Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

4.4
Registration Rights Agreement, dated as of January 16, 2007, by and among Towerstream Corporation and the parties thereto (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

4.5
Form of Private Placement Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

4.6
Addendum to Subscription Agreement, dated as of January 16, 2007 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

4.7
Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

4.8
Addendum to Warrant to Purchase Common Stock, dated as of January 16, 2007 (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

4.9
Registration Rights Agreement, dated as of January 16, 2007, by and among Towerstream Corporation and the parties thereto (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

Exhibit No.	Description
4.10
Addendum to Registration Rights Agreement, dated as of January 16, 2007 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

10.1
Towerstream Corporation 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

10.2
Form of 2007 Equity Compensation Plan Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

10.3
Form of 2007 Equity Compensation Plan Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

10.4
Placement Agent Agreement, dated January 5, 2007, by and between Towerstream Corporation and Granite Financial Group, LLC (Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

10.5
Placement Agent Agreement, dated January 4, 2007, by and between Towerstream Corporation and Palladium Capital Advisors, LLC (Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

10.6
Placement Agent Agreement, dated January 8, 2007, by and between Towerstream Corporation and Ardent Advisors, LLC (Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

10.7
Placement Agent Agreement, dated January 3, 2007, by and between Towerstream Corporation and WFG Investments, Inc. (Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

Exhibit No.	Description
10.8
Stock Purchase Agreement, dated as of January 3, 2007, by and between University Girls Calendar, Ltd. and Paul Pedersen (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K of University Girls Calendar, Ltd. filed with the Securities and Exchange Commission on January 5, 2007).

10.9
Form of Directors and Officers Indemnification Agreement (Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Accounting Officer

Item 14. Principal Accountant Fees and Services

Schumacher & Associates, Inc. has served as our accountant since November 30, 2005.

Audit Fees

Schumacher & Associates, Inc., our principal accountant during 2006, billed us audit fees in the aggregate amounts of $3,826 and $21,799 during 2005 and 2006, respectively. These fees relate to the audit of our annual financial statements, to the review of our financial statements included in our quarterly reports on Forms 10-QSB and regulatory filings or engagements

Audit-Related Fees

Schumacher & Associates, Inc., our principal accountant during 2006, did not bill us for any audit-related fees during 2005 or 2006.

Tax Fees

No fees of this sort were billed by Schumacher & Associates, Inc., our principal accountant during 2006 and since our inception in 2005.

All Other Fees

No fees of this sort were billed by Schumacher & Associates, Inc., our principal accountant during 2006 and since our inception in 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2007.

TOWERSTREAM CORPORATION
/s/ Jeffrey M. Thompson
Jeffrey M. Thompson, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Philip Urso	Chairman of the Board and Director	March 12, 2007
Philip Urso

/s/ Jeffrey M. Thompson	Chief Executive Officer and Director	March 12, 2007
Jeffrey M. Thompson	(Principal Executive Officer)

/s/ George E. Kilguss, III	Chief Financial Officer	March 12, 2007
George E. Kilguss, III	(Principal Financial and Accounting Officer)

/s/ Arthur Giftakis	Vice President of Engineering and Operations	March 12, 2007
Arthur Giftakis

/s/ William Bush	Director	March 12, 2007
William Bush

/s/ Howard L. Haronian	Director	March 12, 2007
Howard L. Haronian

/s/ Paul Koehler	Director	March 12, 2007
Paul Koehler

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement of Merger and Plan of Reorganization, dated January 12, 2007, by and among University Girls Calendar, Ltd., Towerstream Acquisition, Inc. and Towerstream Corporation (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

3.1
Certificate of Incorporation of University Girls Calendar, Ltd. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of University Girls Calendar, Ltd. filed with the Securities and Exchange Commission on January 5, 2007).

3.2
Certificate of Amendment to Certificate of Incorporation of University Girls Calendar, Ltd., changing the Company’s name to Towerstream Corporation (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

3.3
By-Laws of Towerstream Corporation (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

4.1
Securities Purchase Agreement, dated as of January 16, 2007, by and among Towerstream Corporation and each purchaser identified on the signature pages thereto (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

4.2
Form of 8% Convertible Debenture due December 31, 2009 (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

4.3
Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

4.4
Registration Rights Agreement, dated as of January 16, 2007, by and among Towerstream Corporation and the parties thereto (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

Exhibit No.	Description
4.5
Form of Private Placement Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

4.6
Addendum to Subscription Agreement, dated as of January 16, 2007 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

4.7
Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

4.8
Addendum to Warrant to Purchase Common Stock, dated as of January 16, 2007 (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

4.9
Registration Rights Agreement, dated as of January 16, 2007, by and among Towerstream Corporation and the parties thereto (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

4.10
Addendum to Registration Rights Agreement, dated as of January 16, 2007 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

10.1
Towerstream Corporation 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

10.2
Form of 2007 Equity Compensation Plan Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

10.3
Form of 2007 Equity Compensation Plan Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

Exhibit No.	Description
10.4
Placement Agent Agreement, dated January 5, 2007, by and between Towerstream Corporation and Granite Financial Group, LLC (Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

10.5
Placement Agent Agreement, dated January 4, 2007, by and between Towerstream Corporation and Palladium Capital Advisors, LLC (Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

10.6
Placement Agent Agreement, dated January 8, 2007, by and between Towerstream Corporation and Ardent Advisors, LLC (Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

10.7
Placement Agent Agreement, dated January 3, 2007, by and between Towerstream Corporation and WFG Investments, Inc. (Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

10.8
Stock Purchase Agreement, dated as of January 3, 2007, by and between University Girls Calendar, Ltd. and Paul Pedersen (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K of University Girls Calendar, Ltd. filed with the Securities and Exchange Commission on January 5, 2007).

10.9
Form of Directors and Officers Indemnification Agreement (Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Accounting Officer