Form 10QSB
period 2007-03-21
TOWERSTREAM CORP
filed 2007-05-11
CIK 1349437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended March 31, 2007

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number: 333-131087

TOWERSTREAM CORPORATION

(Name of Small Business Issuer in Its Charter)

Delaware	20-8259086
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
55 Hammarlund Way Middletown, Rhode Island	02842
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: (401) 848-5848

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes           No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes           No

As of May 11, 2007, there were 23,724,950 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one): Yes           No

Towerstream Corporation

i

PART I
FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements.

Forward-looking Statement Disclaimer

Forward-looking statements in this report, including without limitation, statements related to Towerstream Corporation’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) Towerstream Corporation’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of Towerstream Corporation; (ii) Towerstream Corporation’s plans and results of operations will be affected by Towerstream Corporation’s ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in Towerstream Corporation’s filings with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this report.

TOWERSTREAM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2007

Assets
Current Assets
Cash and cash equivalents	$12,829,137
Accounts receivable, net of allowance for doubtful accounts of $122,245	201,308
Prepaid expenses	88,218
Total Current Assets	13,118,663
Property and equipment, net	4,367,683
Other assets	223,326
FCC license	350,000
TOTAL ASSETS	$18,059,672
Liabilities and Stockholders’ Equity
Current Liabilities
Equipment note	$6,853
Current maturities of capital lease obligations	63,259
Accounts payable and accrued expenses	1,012,632
Deferred revenues	370,344
Total Current Liabilities	1,453,088
Other Liabilities
Long-term debt, net of deferred debt discount of $488,871	3,011,129
Capital lease obligations, net of current maturities	58,404
Total Other Liabilities	3,069,533
TOTAL LIABILITIES	4,522,621
Commitments	—
Stockholders’ Equity
Preferred stock, par value $0.001 5,000,000 authorized, none outstanding.	—
Common stock, par value $0.001; 70,000,000 shares authorized; 23,724,950 shares issued and outstanding	23,725
Additional paid-in-capital	15,475,445
Deferred consulting costs	(321,600)
Accumulated deficit	(1,640,519)
TOTAL STOCKHOLDERS’ EQUITY	13,537,051
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,059,672

The accompanying notes are an integral part of these condensed consolidated financial statements

TOWERSTREAM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
Revenues	$1,580,699	$1,515,359
Operating expenses
Cost of revenues (exclusive of depreciation of $361,774 and $278,111, respectively, shown separately below)	507,641	387,493
Depreciation	361,774	278,111
Customer support services	117,111	143,187
Selling, general and administrative expenses (includes stock-based compensation expense of $192,943 in 2007 and $19,868 in 2006)	1,761,161	732,261
TOTAL OPERATING EXPENSES	2,747,687	1,541,052
OPERATING LOSS	(1,166,988)	(25,693)
Other expense/(income)
Interest expense, net (includes interest income of $103,953 and $284, respectively)	471,171	73,522
Other expense/(income)	2,360	(114,339)
TOTAL OTHER EXPENSE/(INCOME)	473,531	(40,817)
NET (LOSS)/INCOME	$(1,640,519)	$15,124
Net (loss)/earnings per common share – basic	$(0.07)	$0.00
Net (loss)/earnings per common share – diluted	$(0.07)	$0.00
Weighted average common shares outstanding – basic	23,706,263	14,805,341
Weighted average common shares outstanding – diluted	23,706,263	17,456,944

The accompanying notes are an integral part of these condensed consolidated financial statements

TOWERSTREAM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007

	Common Stock		Additional Paid-in- Capital	Deferred Consulting Costs	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2007 (see Note 1)	15,000,000	$15,000	$8,896,803		$(8,213,002)	$698,801
University Girls Calendar, Ltd. upon merger on January 12, 2007	1,900,000	1,900	(18,652)			(16,752)
Recapitalization of accumulated deficit at the time of S corporation revocation			(8,213,002)		8,213,002	—
Net proceeds from issuance of common stock	5,110,056	5,110	11,046,127			11,051,237
Issuance of common stock upon conversion of stockholders’ notes payable	1,302,582	1,303	1,940,333			1,941,636
Issuance of common stock upon conversion of notes payable	156,250	156	249,844			250,000
Beneficial conversion feature upon conversion of stockholders’ notes payable into common stock			378,055			378,055
Issuance of common stock for consulting services	200,000	200	401,800	$(402,000)		—
Issuance of common stock upon exercise of warrants	56,062	56	119,917			119,973
Debt discount associated with warrants issued in connection with issuance of debentures			526,927			526,927
Issuance of warrants to placement agent in connection with issuance of debentures			34,750			34,750
Stock-based compensation			112,543			112,543
Amortization of deferred consulting costs				80,400		80,400
Net loss					(1,640,519)	(1,640,519)
Balance at March 31, 2007	23,724,950	$23,725	$15,475,445	$(321,600)	$(1,640,519)	$13,537,051

The accompanying notes are an integral part of these condensed consolidated financial statements

TOWERSTREAM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities
Net (loss)/income	$(1,640,519)	$15,124
Adjustments to reconcile net (loss)/ income to net cash (used in)/ provided by operating activities:
Provision for doubtful accounts receivable	15,000	15,000
Depreciation	361,774	278,111
Stock-based compensation	192,943	19,868
Non cash interest on notes payable	74,882	—
Amortization of beneficial conversion feature	378,055	—
Amortization of deferred debt discount	38,056	19,831
Amortization of deferred financing costs	12,621	—
Gain on extinguishment of debt	—	(114,339)
Loss on sale of property and equipment	2,360	—
Changes in operating assets and liabilities:
Accounts receivable	(58,865)	6,108
Due to former employee	—	(1,666)
Repayment of advances to officers	—	6,024
Prepaid expenses and other current assets	(63,016)	(6,600)
Accounts payable and accrued expenses	54,266	(59,644)
Deferred compensation	(10,000)	22,500
Deferred revenues	(30,422)	(7,075)
TOTAL ADJUSTMENTS	967,654	178,118
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(672,865)	193,242
Cash Flows From Investing Activities
Acquisition of property and equipment	(979,232)	(216,880)
Proceeds from sale of property and equipment	6,000	—
Change in security deposits	488	—
NET CASH USED IN INVESTING ACTIVITIES	(972,744)	(216,880)
Cash Flows From Financing Activities
Net proceeds from sale of debentures	3,360,000	—
Proceeds from stockholder loans	—	250,000
Repayment of stockholder notes	(200,000)	(28,619)
Repayment of equipment note	(2,490)	(2,320)
Repayment of long-term debt	—	(257,200)
Repayment of capital lease obligations	(14,337)	(4,175)
Proceeds from exercise of warrants	119,973	—
Net proceeds from sale of common stock	11,051,237	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,314,383	(42,314)
NET INCREASE/(DECREASE) IN CASH and CASH EQUIVALENTS	12,668,774	(65,952)
Cash and cash equivalents – Beginning of period	160,363	203,050
Cash and cash equivalents – End of period	$12,829,137	$137,098

The accompanying notes are an integral part of these condensed consolidated financial statements

TOWERSTREAM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$13,337	$53,975
Non-cash investing and financing activities:
Conversion of notes and other liabilities into common stock	$2,191,636	$233,653
Acquisition of property and equipment under capital lease obligations	$—	$66,561
Assumption of accounts payable in reverse merger transaction	$16,752	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

TOWERSTREAM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Nature of Business

Towerstream Corporation (herein after referred to as ‘‘Towerstream’’ or the ‘‘Company’’) was formed on December 17, 1999 and was incorporated in Delaware. In January 2007 the Company terminated its Sub S tax status and elected to operate as a C corporation with its corporate headquarters located in Rhode Island.

On January 12, 2007, Towerstream merged with a newly formed subsidiary of University Girls Calendar Ltd. (‘‘UGC’’), a publicly traded shell company. In connection with the merger 1,900,000 of UGC common shares will remain outstanding and all other shares of UGC outstanding were cancelled. Also, in connection with the merger, UGC issued 15,000,000 shares of its common stock for all the outstanding common stock of Towerstream. As a result of the transaction, the former owners of Towerstream became the controlling stockholders of UGC and UGC changed its name to Towerstream Corporation. Accordingly, the merger of Towerstream and UGC (the ‘‘Merger’’) is a reverse merger that has been accounted for as a recapitalization of Towerstream. Effective on January 12, 2007, and for all reporting periods thereafter, the Company’s operating activities, including any prior comparative period, will include only those of Towerstream Corporation. All references to shares and per share amounts in the accompanying financial statements have been restated to reflect the aforementioned share exchange.

The Company provides fixed wireless broadband services to commercial users based on a traditional monthly subscription model. Through transmissions over both regulated and unregulated radio spectrum, the Company offers customers high speed Internet access over a fixed wireless network which supports Voice over Internet Protocol, or VoIP, bandwidth on demand, wireless redundancy, virtual private networks, or VPNs, disaster recovery, bundled data and video services. The Company provides service to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Providence and Newport, Rhode Island.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation.    The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of March 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2007 and 2006 not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2006 and 2005 contained in Form 8-K/A filed on March 19, 2007.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that would be expected for the year ending December 31, 2007.

FCC License.    FCC licenses are initially recorded at cost and are not amortized. FCC licenses are considered to be intangible assets with an indefinite life because the Company expects to continue to provide wireless service using the relevant licenses for the foreseeable future and the FCC license(s) may be renewed for a nominal fee.

Deferred Revenues.    Deferred revenues consist of either prepayment of future service periods or payments received for current month services which overlap monthly reporting periods.

Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes.    The Company provides for federal and state income taxes currently payable, as well as for those deferred because of timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized. The Company recorded a full valuation loss for the net loss incurred for the three months ended March 31, 2007.

Revenue Recognition.    Revenues are recognized at the time access to the Company’s internet services is made available to its customers. Contractual arrangements range from one to three years. Deferred revenues are recognized as a liability when billings are received in advance of the date when revenues are earned. Company revenue arrangements with multiple deliverables under Emerging Issues Task Force Issue (‘‘EITF’’) No. 00-21 are deemed to be immaterial.

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash.

The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of March 31, 2007, the Company had cash balances of approximately $12,700,000 in excess of the federally insured limit of $100,000. The Company has substantial cash balances which are invested in a money market account with a bank.

Stock-Based Compensation.    Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123 (revised 2004), ‘‘Share-Based Payment,’’ (‘‘SFAS 123R’’), which is a revision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS No. 123’’). SFAS No. 123R supersedes APB No. 25, ‘‘Accounting for Stock Issued to Employees’’, and amends SFAS No. 95, ‘‘Statement of Cash Flows.’’ SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. The Company recorded total stock-based compensation of $192,943 for the three months ended March 31, 2007 and $19,868 for the three months ended March 31, 2006 for options granted and vested which is included in selling, general and administrative expense. The fair value of the unvested stock options amounted to approximately $630,000 as of March 31, 2007.

Basic and Diluted Earnings/(Loss) Per Share.    Net earnings and loss per share is computed in accordance with Statement of Financial Standards No. 128, ‘‘Earnings Per Share’’ (‘‘SFAS No. 128’’). SFAS No. 128 requires the presentation of both basic and diluted earnings per share.

Basic net earnings and loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur through the potential effect of common shares issuable upon the exercise of stock options, warrants and convertible securities. The calculation assumes: (i) the exercise of stock options and warrants based on the treasury stock method; and (ii) the conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. As a result of the Company recording a loss during the period ended March 31, 2007, the average number of common shares used in the calculation of basic and diluted loss per share is identical and has not been adjusted for the effects of the following items: (i) 2,083,454 potential common shares from unexercised stock options, (ii) 4,772,324 potential common shares from warrants, and (iii) 1,272,727 shares convertible under certain debt agreements at March 31, 2007. The issuance of such potential common shares may dilute earnings per share in the future.

Note 3.    Property and Equipment, net

As of March 31, 2007, the Company’s property and equipment, net is comprised of:

Network and base station equipment	$4,820,718
Customer premise equipment	3,222,051
Furniture, fixtures and equipment	317,770
Computer equipment	210,582
System Software	139,863
8,710,984
Less: accumulated depreciation	(4,343,301)
$4,367,683

Depreciation expense for the periods ended March 31, 2007 and 2006 was $361,774 and $278,111, respectively.

Property held under capital leases included within the Company’s property and equipment as of March 31, 2007, consists of the following:

Network base station equipment	$194,702
Less: accumulated depreciation	(64,214)
$130,488

Note 4.    Long-Term Debt

On January 18, 2007, the Company issued $3,500,000 of 8% senior convertible debentures (the ‘‘Debentures’’). These Debentures mature on December 31, 2009, and are convertible, in whole or in part, at each holder’s option, into shares of our common stock at an initial conversion price of $2.75 per share. In addition, holders of the Debentures received warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $4.00 per share and warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $6.00 per share, each for a period of five years. The fair value of the warrants granted to the holders of Debentures was calculated using the Black-Scholes option pricing model and estimated to have a fair value of approximately $527,000 (the ‘‘Debt Discount’’), which is being amortized over the term of the debenture agreement. The unamortized balance of the Debt Discount totaled $488,871 at March 31, 2007.

Should the Company, at any time while the Debentures are outstanding, sell or grant any option to purchase or sell or grant any right to reprice, or otherwise dispose of or issue any common stock entitling any party to acquire shares of the Company’s common stock at a per share price less than $2.75, the conversion price of the Debentures shall be reduced to equal that lower price.

The terms of the Debentures provide for us to pay interest on the aggregate unconverted and then outstanding principal amount of the Debentures at the rate of 8% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing January 1, 2008. So long as a resale registration statement is in effect with respect to the shares of common stock underlying the Debentures and the debenture holders are not subject to any market standoff provisions, as described below, interest is payable in either cash or common stock, at the Company’s option. If interest is paid in common stock, however, the shares shall be valued at 90% of the 10-day volume weighted average price of the Company’s common stock prior to the interest payment date. In the event that there is an effective registration statement on file with the Securities and Exchange Commission with respect to the common stock underlying the Debentures and the closing bid price for the 10 trading days prior to an interest payment date is $3.44, or greater, the interest payment for that period will be waived. Moreover, if there is an effective registration statement on file with the Securities and Exchange Commission with respect to the common stock underlying the Debentures, the debenture holders are not subject to any market standoff provisions, and the 10-day volume weighted average price of the Company’s common stock exceeds $5.50 for 10 consecutive trading days, the Company has the right to force the debenture holders to convert their Debentures into common stock upon 10 -day prior written notice.

As part of the debenture agreement, the Company may not pledge or grant a lien on any of our assets without the debenture holders’ consent. In addition, for one year following issuance of the Debentures, the holders of the Debentures hold a right of first refusal to participate in any future equity or equity-linked financing conducted by the Company other than a traditional bank financing. The amount of this right is pro rata, with each debenture holder’s portion equal to a fraction, the numerator of which is the amount of the debenture purchased by such holder and the denominator of which is the sum of the amount of the debenture purchased by such holders and $11,497,625, the aggregate purchase price for the units of common stock and warrants issued pursuant to the private placements that closed on January 12, 2007, and January 18, 2007.

In connection with the Debentures, UGC incurred placement agent fees totaling approximately $140,000, and issued to the placement agents warrants to purchase up to 63,636 shares of common stock with an estimated fair value of $34,750 at an exercise price of $4.50 per share for a period of five years. These financing costs shall be amortized over the term of the debenture agreement.

Note 5.    Capital Stock

Concurrent with the Merger, UGC sold 5,110,056 shares of common stock for gross proceeds of $11,497,625 (at $2.25 per share) through a private placement (the ‘‘Private Placement’’). In addition, these investors received warrants to purchase 2,555,028 shares of common stock for a period of five years at an exercise price of $4.50 per share.

In connection with the Private Placement, UGC incurred placement agent fees totaling approximately $446,400, and issued warrants to purchase up to 140,917 shares of common stock to the placement agent at an exercise price of $4.50 per share for a period of five years.

On January 4, 2007, certain stockholders collectively transferred an aggregate of $1,616,754 in outstanding promissory notes and other payables due from Towerstream to a group of third party investors. In connection with these note transfers, Towerstream issued a new promissory note of $1,691,636 and cancelled the aforementioned obligations. The increase in the notes payable of approximately $75,000 was recorded as additional interest expense by the Company. As part of the arrangement, Towerstream agreed that it will take all actions to allow the investors to have the right to automatically convert the new promissory note into 1,127,757 shares of common stock of UGC at a conversion price of $1.50 per share. In conjunction with the above transaction, the Company recorded approximately $314,000 for the beneficial conversion feature granted to the holders of approximately $924,000 of the stockholders’ notes at $1.50 per share which did not originally have conversion rights and were converted to equity upon the Merger. These notes and payables were also converted to equity upon the Merger. On January 12, 2007, the $1,691,636 promissory note was converted into 1,127,757 shares of common stock.

In addition, a stockholder with a $250,000 convertible note exercised his right to convert the note into 174,825 shares of common stock at $1.43 per share in conjunction with the Merger.

On January 12, 2007, and concurrent with the Merger, the holder of a $250,000 6% promissory note dated November 2, 2006 was converted into 156,250 shares of common stock. Towerstream recorded a charge of approximately $64,000 for the beneficial conversion feature granted to the note holder.

On January 18, 2007, Towerstream entered into a one year consulting agreement with a company to provide services related to investor relations. The agreement terms among other items include monthly payments of $7,500 plus expenses and the non-refundable issuance of 200,000 shares of Towerstream common stock. The fair value of the common shares were valued at $402,000. The estimated costs of the consulting agreement shall be amortized over the one year consulting term. For the three months ended March 31, 2007, the Company amortized approximately $80,000 which is included as part of selling, general and administrative expenses.

On February 8, 2007, a stockholder exercised his warrant to purchase 56,062 shares of common stock of the Company for $119,973.

Note 6.    Stock Option Plan

In conjunction with the merger, on January 12, 2007, Towerstream reserved a total of 3,200,000 shares for the issuance of options and warrants. Also, in conjunction with the Merger, the Company adopted the 2007 Equity Compensation Plan (the ‘‘2007 Plan’’). The Plan provides a means for the Company to award specific equity-based benefits to officers and other employees, consultants and directors, of the Company and our related companies and to encourage them to exercise their best efforts to enhance the growth of the Company and the related companies. Under the Merger agreement all options and certain warrants and their respective rights and obligations that were outstanding prior to the Merger were transferred into the 2007 Plan. During the period, certain employees who had warrants to purchase common stock of the Company exchanged them for options under the 2007 plan. The total number of shares of Common Stock that can be delivered under the 2007 Plan is 2,403,922.

A summary of the status of the 2007 Plan for the period ended March 31, 2007 and changes are as follows:

Options outstanding – Beginning of period	1,504,564
Granted	228,504
Warrants exchanged for options	350,386
Expired	—
Options outstanding – End of period	2,083,454
Options exercisable – End of period	1,630,700
Weighted average fair value of the options granted during the years	$4.71
Weighted average remaining contractual life of the outstanding options – End of period	6.63 years

The options granted to employees in 2007 were at exercisable prices ranging between $2.25 and $9.74 per common share expiring at various periods through December 2017. During the first quarter of 2007, the Company granted 228,504 of options which were valued at $621,379 using the Black-Scholes option pricing model.

Note 7.    Stock Warrants

The Company has issued warrants to purchase shares of its common stock. The warrants were granted to employees and certain non-employees at exercisable prices ranging from $0.71 to $6.00 per share expiring at various periods through January 2012. During the first three months of 2007, certain employees who had warrants to purchase common stock of the Company exchanged them for options under the 2007 plan. Warrants were granted to non-employees in connection with certain loan borrowings, debenture issuance and equity private placements. A summary of the status of the warrants for the periods ended March 31, 2007, is as follows:

Warrants outstanding – Beginning of period	1,146,462
Granted	4,032,309
Warrants exchanged for options	(350,386)
Exercised	(56,062)
Expired	—
Warrants outstanding – End of period	4,772,324
Warrants exercisable – End of period	4,772,324
Weighted average fair value of the warrants granted during the period	$0.83
Weighted average remaining contractual life of the outstanding warrants – End of period	4.31 years

Note 8.    Recent Accounting Pronouncements

The following pronouncements have been issued by the Financial Accounting Standards Board (‘‘FASB’’):

On February 15, 2007, FASB issued SFAS No. 159, entitled ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ The guidance in SFAS No. 159 ‘‘allows’’ reporting entities to ‘‘choose’’ to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, as amended, entitled ‘‘Accounting for Derivative Instruments and Hedging Activities.’’ The provisions of SFAS No. 159 are applicable to all reporting entities and is effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. We are evaluating the impact of this new standard, but currently believe that adoption will not have a material impact on our financial position or results of operations.

In December 2006, FASB issued FASB Staff Position EITF 00-19-2 ‘‘Accounting for Registration Payment Arrangements,’’ which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, ‘‘Accounting for Contingencies.’’ Adoption of EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 157, ‘‘Fair Value Measurements.’’ This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value.

This pronouncement is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of this new standard, but currently believe that adoption will not have a material impact on our financial position or results of operations.

In July 2006, FASB issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109’’ (FIN 48). This interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting for income taxes in interim periods, as well as the required disclosures and transition. This interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows. There were no unrecognized tax benefits as of January 1, 2007.

As a result of its prior election to be taxed as an S corporation for federal and certain states, the Company has identified its state and city tax returns in New York as the major’ tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended 2003 through 2005, the only periods currently subject to examination as returns for 2006 have not yet been filed. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Consequently, the Company did not record any cumulative effect adjustment related to the adoption of FIN 48.

The Company does not expect its tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviation from its position.

In February 2006, FASB issued SFAS No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments’’, an amendment of FASB Statements No. 133 and 140. SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 9.    Commitments

Lease Obligations.    The Company leases roof top rights, cellular towers and office space under various non-cancelable agreements expiring through December 2019. As of March 31, 2007, the total future lease payments are as follows:

Year Ending December 31,
Nine months ending December 31, 2007	$804,130
2008	975,221
2009	912,307
2010	855,408
2011	548,316
Thereafter	1,144,338
$5,732,613

Rent expense for the periods ended March 31, 2007 and 2006 totaled approximately $284,000 and $210,000, respectively.

Note 10.    Subsequent Events

On April 9, 2007 the Company entered into a two-year services agreement with a third party monitoring firm to help the Company comply with the Communications Assistance for Law

Enforcement Act (CALEA), passed in October 1994, which requires telecommunications carriers to comply with law enforcements’ wiretapping requests. The services agreement calls for an initial payment by the Company of $94,000 plus twenty four monthly payments of $9,000.

On April 11, 2007, the Company filed Form SB-2 with the Securities and Exchange Commission for a proposed $40,000,000 primary securities offering. If successful, the proceeds will be used for geographic market expansion, enhanced sales development, acquisitions and working capital.

On May 10, 2007 the Board of Directors issued 135,000 incentive stock options to an employee under the 2007 Equity Compensation Plan (the ‘‘2007 Plan’’). The options were issued under the 2007 Plan at an exercise price of $7.05, the estimated market price of the common stock on the date of issuance.

On May 10, 2007, the Board of Directors of the Company approved the adoption of a new incentive stock option plan under which the Company will have authority to issue up to an additional 2,500,000 shares of company’s common stock awards in the form of options or restricted stock (the ‘‘Supplemental 2007 Plan’’). The Supplemental 2007 Plan is subject to stockholder approval. Upon approval, the total number of shares of Common Stock that would be able to be delivered under both the 2007 Plan and the Supplemental 2007 Plan combined would be 4,903,923 shares

Item 2.    Management’s Discussion and Analysis or Plan of Operation

Overview

The Company provides fixed wireless broadband services to commercial users based on a traditional monthly subscription model. Through transmissions over both regulated and unregulated radio spectrum, the Company offers customers high speed Internet access over a fixed wireless network which supports Voice over Internet Protocol, or VoIP, bandwidth on demand, wireless redundancy, virtual private networks, or VPNs, disaster recovery, bundled data and video services. The Company provides service to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Providence and Newport, Rhode Island.

Characteristics of our Revenues and Expenses

We offer our services under service agreements having terms of one, two or three years. Pursuant to these agreements, we bill customers on a monthly basis, in advance, for each month of service. To this end, payments received in advance of services performed are recorded as deferred revenues.

Cost of revenues primarily consists of all expenses that are directly attributable to providing our service, and includes the costs associated with bandwidth purchases and tower and rooftop rents. Fluctuations in our gross margin may occur due to the addition of network capacity to either existing points of presence or adding additional coverage through the addition of new locations or opening of new markets.

Sales and marketing expenses primarily consist of the salaries, benefits, travel and other costs of our sales and marketing teams, as well as marketing initiatives and business development expenses. General and administrative expenses primarily consist of the costs attributable to the support of our operations, such as costs related to information systems, salaries, expenses and office space costs for executive management, inside sales, technical support, financial accounting, purchasing, administrative and human resources personnel, insurance, recruiting fees, legal, accounting and other professional services.

Period Ended March 31, 2007 Compared to Period Ended March 31, 2006

Revenues.    During the period ended March 31, 2007, we had revenues of $1,580,699, as compared to revenues of $1,515,359 during the period ended March 31, 2006, representing an increase of approximately 4.3%. This increase was primarily attributable to the growth of our network subscriber base.

Operating Loss.    Operating expenses, which consist of cost of revenues, depreciation, customer support services, selling, general and administrative costs, totaled $2,747,687 for the period ended March 31, 2007, as compared to $1,541,052 for the period ended March 31, 2006, representing an increase of approximately 78.3% the components of which are discussed in further detail below. As a result of the increased expense level, our operating loss for the period ended March 31, 2007 increased to $1,166,988, as compared to our loss of $25,693 for the period ended March 31, 2006.

Cost of Revenues.    Cost of revenues, which consists of tower rental charges, bandwidth purchases, and related engineering costs and overhead, exclusive of depreciation, totaled $507,641 for the period ended March 31, 2007, as compared to $387,492 for the period ended March 31, 2006, resulting in gross margins, before depreciation, of 67.9% and 74.4%, respectively, a decrease of 6.5%. The decreased margin is primarily the result of an increase in tower rent expense and increases to network staffing in the period. Tower rent expense increased by approximately $34,000 in the period resulting from our January 2007 acquisition of Speakeasy Inc.’s fixed wireless network in Seattle, Washington. No customer revenue contracts were purchased in the transaction. In addition, network engineering and network personnel staffing increased by approximately $51,000 as a result of new hires associated with the increased capacity.

Depreciation Expense.    Depreciation expense totaled $361,774 for the period ended March 31, 2007, as compared to $278,111 for the period ended March 31, 2006, representing an increase of 30.1%. This increase was the result of increased purchases of capital equipment used to expand our market and geographic capacity.

Customer Support Services.    Customer support services totaled $117,111 for the period ended March 31, 2007, as compared to $143,187 for the period ended March 31, 2007, representing a decrease of approximately 18.2%. Late in fiscal 2006 the Company transitioned away from an outsourced tier 1 technical support call center to an in-house staffed technical response group which resulted in approximately $26,000 of cost savings in the period.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses, which consist of commissions, salaries, advertising and overhead expenses, totaled $1,761,161 for the period ended March 31, 2007, as compared to $732,261 for the period ended March 31, 2006, representing an increase of approximately 140.5%. This increase was primarily attributable to recurring and non-recurring expenses incurred and associated with the transition from a private to a public company. The Company incurred approximately $186,000 in the three month period ended March 31, 2007 of fees associated with our January 12, 2007 reverse merger and simultaneous equity and debt financing. In addition, increases in professional fees, directors’ fees and printing costs totaled approximately $394,700 during the period. Additionally, approximately $177,600 was expended on increases to both sales and administrative staffing which are expected to continue as we pursue market expansion and revenue growth opportunities. Stock-based compensation also increased by approximately $173,100 from the same period in 2006.

Interest Expense.    Net interest expense totaled $471,171 for the three month period ended March 31, 2007, as compared to $73,522 for the three month period ended March 31, 2006. This increase was attributable to a number of factors including non-cash charges to interest expense of $378,055 related to the beneficial conversion feature granted to the holders of the stockholder notes payable and other notes payable converted to equity upon the Merger, accrued interest expense of $58,174 on the Debentures, cash interest expense of $13,337, additional interest expense upon conversion of notes payable of $74,882, amortization of deferred debt discount of $38,056 and $103,953 of interest income during the three month 2007 period.

Other Income.    During the period ended March 31, 2006, the Company recognized a gain of $114,339 in connection with the forgiveness of debt.

Net Loss.    We had a net loss of $1,640,519 for the period ended March 31, 2007, as compared to a net income of $15,124 for the period ended March 31, 2006. Our net loss was primarily attributable to certain non-recurring costs associated with the Company’s recent equity and debt financing and recurring costs associated with transitioning from a private to public company, and market and capacity expansion initiatives. We believe that net losses will continue as we make required additions to our sales, engineering and administrative personnel and network in order to increase revenues and subscriber growth.

Liquidity and Capital Resources

As of March 31, 2007 and December 31, 2006, we had cash and cash equivalents of $12,829,137 and $160,363, respectively. This increase is attributable to equity and debt financing activities which raised approximately $14.4 million of net proceeds in the period. We have historically met our liquidity requirements from a variety of sources, including internally generated cash, short and long-term borrowings and the sale of equity securities.

Net Cash Used by Operating Activities.    Net cash used in operating activities totaled $672,865 for the period ended March 31, 2007, as compared to net cash provided by operating activities of $193,242 for the period ended March 31, 2006. This decrease was primarily due to the higher operating expenses incurred in the 2007 period resulting in our $1.6 million loss for the period.

Net Cash Used in Investing Activities.    Net cash used in investing activities totaled $972,744 for the period ended March 31, 2007, as compared to $216,880 for the period ended March 31, 2006. This increase was primarily a result of approximately $180,000 of costs associated with expansion of our Middletown, RI call center facility and approximately $500,000 spent on additional capacity and enhancing the network for new product offerings.

Net Cash Provided By Financing Activities.    Net cash provided by financing activities totaled $14,314,383 for the period ended March 31, 2007, as compared to net cash used of $42,314 for the period ended March 31, 2006. The increase is directly attributable to the Company issuing 5.1 million shares of common stock at approximately $2.25 per share and the sale of $3.5 million of debentures producing total net proceeds to the Company of approximately $14.4 million.

Working Capital.    As of March 31, 2007, we had positive working capital of $11,665,575 due primarily to our capital raising activities in 2007. We believe that our current operating activities, together with the money raised, will enable us to meet our anticipated cash requirements for 2007.

Private Placement

In connection with the reverse merger in January 2007, we completed a private placement, pursuant to which we issued 5,110,056 shares of common stock at a price of $2.25 per share and five-year warrants to purchase 2,555,028 shares of common stock at an exercise price of $4.50 per share for aggregate gross proceeds of $11,497,625. In connection with this private placement, we incurred placement agent fees of approximately $446,400, and issued the placement agents five-year warrants to purchase an aggregate of 140,916 shares of common stock at an exercise price of $4.50 per share. In addition, we incurred other professional fees and expenses totaling approximately $186,000 in connection with the reverse merger and private placement.

Senior Convertible Debentures

In conjunction with our reverse merger in January 2007, we also sold $3,500,000 of senior convertible debentures. These debentures require quarterly interest-only payments of 8% per annum and mature on March 31, 2009. The debentures are convertible into shares of common stock at a conversion price of $2.75 per share, subject to certain limitations. In addition, holders of the debentures received five-year warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $4.00 per share and five-year warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $6.00 per share.

In connection with the issuance of the debentures, we incurred placement agent fees totaling approximately $140,000, and issued to such placement agent a five-year warrant to purchase 63,636 shares of common stock at an exercise price of $4.50 per share. This warrant had an estimated fair value of $34,750.

The above financing activities raised net proceeds of $14,411,237, which will be used to expand our sales and marketing efforts, as well as our expansion into new markets.

Critical Accounting Policies

Our financial statements are prepared in conformity with generally accepted accounting principles in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, we utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation.

Basis of Presentation.    The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of March 31, 2007 and the results of its operations and its cash flows for the three months ended March 31, 2007 and 2006 not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2006 and 2005 contained in Form 8-K/A filed on March 19, 2007.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that would be expected for the year ending December 31, 2007.

Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition.    Revenues are recognized at the time access to our services is made available to customers. Contractual arrangements range from one to three years. Deferred revenues are recognized as a liability when billings are received in advance of the date when revenues are earned. Our revenue arrangements with multiple deliverables under Emerging Issues Task Force, EITF, 00-21 are deemed to be immaterial.

Stock-Based Compensation.    Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), ‘‘Share-Based Payment,’’ (SFAS 123R), which is a revision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation.’’ SFAS No. 123R supersedes Accounting Principles Board, or APB, Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’, and amends SFAS No. 95, ‘‘Statement of Cash Flows.’’ SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. As a result, the intrinsic value method of accounting for stock options with pro forma footnote disclosure, as allowed for under SFAS No. 123, is no longer permitted. We adopted SFAS No. 123R using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts have not been restated

to reflect the adoption of SFAS No. 123R. After assessing alternative valuation models and amortization assumptions, we chose to continue using the Black-Scholes valuation model and recognition of compensation expense over the requisite service period of the grant.

Off-Balance Sheet Arrangements.    The Company has no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as’’ Special Purposes Entities’’.

Recent Accounting Pronouncements

On February 15, 2007, FASB issued SFAS No. 159, entitled ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ The guidance in SFAS No. 159 ‘‘allows’’ reporting entities to ‘‘choose’’ to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, as amended, entitled ‘‘Accounting for Derivative Instruments and Hedging Activities.’’ The provisions of SFAS No. 159 are applicable to all reporting entities and is effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. We do not believe this new accounting standard will have a material impact on our financial condition or results of operations.

In December 2006, FASB issued FASB Staff Position EITF 00-19-2 ‘‘Accounting for Registration Payment Arrangements,’’ which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, ‘‘Accounting for Contingencies.’’ Adoption of EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of this new standard, but currently believe that adoption will not have a material impact on our financial position or results of operations.

In July 2006, FASB issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.’’ This interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. This interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, FASB issued SFAS No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments’’, an amendment of FASB Statements No. 133 and 140.’’ SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.

Item 3.    Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (March 31, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (‘‘SEC’’) rules and forms. There were no changes in our internal control over financial reporting during the three month period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material legal proceedings pending against the Company at the present time

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Report, we have not issued unregistered securities which have not been ‘‘previously reported’’ as defined in Rule 12b-2 of the Exchange Act, except for the following:

On April 20, 2006, we issued Vision Advisors 200,000 shares of common stock as compensation for services related to investor communications. Vision Advisors is an ‘‘accredited investor,’’ as that term is defined in Regulation D under the Securities Act of 1933, as amended (the ‘‘Securities Act’’). These shares of common stock were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

Item 4.    Submission of Matters to a Vote of Security Holders

On January 4, 2007, our stockholders, acting by majority written consent, approved (i) our reincorporation from the State of Nevada to the State of Delaware and (ii) the sale of all of the capital stock of University Girls Calendar, Ltd., a Nova Scotia company and our wholly owned subsidiary at the time, to Paul Pedersen, formerly our sole director and officer. This majority written consent was executed by holders of 3,931,047 shares of our common stock, which represented 67% of our outstanding shares of common stock then entitled to vote.

On January 12, 2007, our stockholders, acting by majority written consent, approved (i) the merger of Towerstream Acquisition, Inc., our wholly subsidiary, with and into Towerstream I, Inc. (formerly Towerstream Corporation) (‘‘Towerstream’’), pursuant to which each outstanding share of Towerstream common stock was exchanged for .7007716 of one share of our common stock, resulting in Towerstream becoming our wholly owned subsidiary, (ii) our 2007 Equity Compensation Plan and (iii) an amendment to our certificate of incorporation to change our name from ‘‘University Girls Calendar, Ltd.’’ to ‘‘Towerstream Corporation.’’ The majority written consent was executed by holders of 3,931,047 shares of our common stock, which represented 67% of our outstanding shares of common stock then entitled to vote.

Item 6.    Exhibits

Exhibit Number		Description
31	.1*	Section 302 Certification of Principal Executive Officer
31	.2*	Section 302 Certification of Principal Financial Officer
32	.1*	Section 906 Certification of Principal Executive Officer
32	.2*	Section 906 Certification of Principal Financial Officer

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2007	By:	/s/ Jeffrey M. Thompson
Jeffrey M. Thompson Chief Executive Officer (Principal Executive Officer)
Dated: May 11, 2007	By:	/s/ George E. Kilguss, III
George E. Kilguss, III Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
31	.1*	Section 302 Certification of Principal Executive Officer
31	.2*	Section 302 Certification of Principal Financial Officer
32	.1*	Section 906 Certification of Principal Executive Officer
32	.2*	Section 906 Certification of Principal Financial Officer

*	Filed herewith.