Form 10QSB
period 2007-06-30
TOWERSTREAM CORP
filed 2007-08-14
CIK 1349437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended June 30, 2007

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

As of August 14, 2007, there were 34,076,549 shares of the issuer’s common equity outstanding.

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

TOWERSTREAM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2007

Assets
Current Assets
Cash and cash equivalents	$47,578,879
Accounts receivable, net of allowance for doubtful accounts of $75,437	303,564
Prepaid expenses and other current assets	288,884
Total Current Assets	48,171,327
Property and equipment, net	5,636,655
Other assets and security deposits	214,364
FCC License	350,000
TOTAL ASSETS	$54,372,346
Liabilities and Stockholders’ Equity
Current Liabilities
Equipment note	$4,323
Current maturities of capital lease obligations	58,786
Accounts payable and accrued expenses	2,053,462
Deferred revenues	535,201
Total Current Liabilities	2,651,772
Other Liabilities
Long-term debt, net of deferred debt discount of $444,961	3,055,039
Capital lease obligations, net of current maturities	47,757
Total Other Liabilities	3,102,796
TOTAL LIABILITIES	5,754,568
Commitments	—
Stockholders’ Equity
Preferred stock, par value $0.001 5,000,000 authorized, none outstanding.	—
Common stock, par value $0.001; 70,000,000 shares authorized; 34,075,381 issued and outstanding	34,075
Additional paid-in-capital	52,833,909
Deferred consulting costs	(221,100)
Accumulated deficit	(4,029,106)
TOTAL STOCKHOLDERS’ EQUITY	48,617,778
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,372,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Revenues	$3,212,760	$3,101,200	$1,632,061	$1,585,841
Operating expenses
Cost of revenues (exclusive of depreciation, shown separately below)	1,063,054	812,314	555,413	424,821
Depreciation	776,889	571,155	415,115	293,044
Customer support services	285,130	286,374	168,019	143,187
Selling, general and administrative expenses (includes stock-based compensation expense of $462,257 and $40,989 for the six months ended June 30, respectively, and $269,314 and $21,121 for the three months ended June 30, respectively)	4,589,535	1,541,894	2,828,374	809,633
TOTAL OPERATING EXPENSES	6,714,608	3,211,737	3,966,921	1,670,685
OPERATING LOSS	(3,501,848)	(110,537)	(2,334,860)	(84,844)
Other expense/(income)
Interest expense/(income), net (includes interest income of $336,827 and $462, for the six months ended June 30, respectively, and $232,874 and $178 for the three months ended June 30, respectively)	372,137	119,612	(99,034)	46,090
Other Expense/(Income)	155,121	(114,339)	152,761	—
TOTAL OTHER EXPENSE/(INCOME)	527,258	5,273	53,727	46,090
NET LOSS	$(4,029,106)	$(115,810)	$(2,388,587)	$(130,934)
Net loss per common share – basic and diluted	$(0.17)	$(0.01)	$(0.09)	$(0.01)
Weighted average common shares outstanding – basic and diluted	24,329,043	14,864,750	25,860,495	14,982,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007

	Common Stock		Additional Paid-in- Capital	Deferred Consulting Costs	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2007 (see Note 1)	15,000,000	$15,000	$8,896,803		$(8,213,002)	$698,801
University Girls Calendar, Ltd. upon merger on January 12, 2007	1,900,000	1,900	(18,652)			(16,752)
Recapitalization of accumulated deficit at the time of S corporation revocation			(8,213,002)		8,213,002	—
Net proceeds from issuance of common stock – January 12, 2007	5,110,056	5,110	11,046,127			11,051,237
Net proceeds from issuance of common stock – June 11, 2007	10,000,000	10,000	37,190,000			37,200,000
Issuance of common stock upon conversion of stockholder notes payable	1,302,582	1,303	1,940,333			1,941,636
Issuance of common stock upon conversion of notes payable	156,250	156	249,844			250,000
Beneficial conversion feature upon conversion of stockholders’ notes payable into common stock			378,055			378,055
Issuance of common stock for consulting services	200,000	200	401,800	$(402,000)		—
Exercise of warrants	56,062	56	119,917			119,973
Debt discount associated with warrants issued in connection with issuance of debentures			526,927			526,927
Issuance of warrants to placement agent in connection with issuance of debentures			34,750			34,750
Non-cash exercise of warrants	350,431	350	(350)			—
Stock-based compensation			281,357			281,357
Amortization of deferred consulting costs				180,900		180,900
Net Loss					(4,029,106)	(4,029,106)
Balance at June 30, 2007	34,075,381	$34,075	$52,833,909	$(221,100)	$(4,029,106)	$48,617,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(4,029,106)	$(115,810)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Provision for doubtful accounts receivable	30,000	30,000
Depreciation	776,889	571,155
Stock-based compensation	462,257	40,989
Non-cash interest on notes payable	74,882	—
Amortization of beneficial conversion feature	378,055	—
Amortization of deferred debt discount	81,966	19,831
Amortization of financing costs	27,183	—
Gain on extinguishment of debt	—	(114,339)
Loss on sale of property and equipment	5,145	—
Changes in operating assets and liabilities:
Accounts receivable	(176,121)	(52,035)
Due to former employee	—	(1,666)
Repayment of advances to officers	—	6,024
Prepaid expenses and other current assets	(263,683)	(15,531)
Accounts payable and accrued expenses	1,095,097	(26,961)
Deferred compensation	(10,000)	45,000
Deferred revenues	134,435	(43,868)
TOTAL ADJUSTMENTS	2,616,105	458,599
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(1,413,001)	342,789
Cash Flows From Investing Activities
Acquisitions of property and equipment	(2,667,805)	(436,154)
Proceeds from sale of property and equipment	7,700	—
Change in security deposits	(5,112)	—
NET CASH USED IN INVESTING ACTIVITIES	(2,665,217)	(436,154)
Cash Flows From Financing Activities
Net proceeds from sale of debentures	3,360,000	—
Proceeds from stockholder loans	—	250,000
Repayment of stockholder notes	(200,000)	(57,594)
Repayment of equipment note	(5,018)	(4,676)
Repayment of long-term debt	—	(257,201)
Repayment of capital leases	(29,458)	(8,614)
Proceeds from exercise of warrants	119,973	—
Net proceeds from sale of common stock	48,251,237	—
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	51,496,734	(78,085)
NET INCREASE/(DECREASE) IN CASH and CASH EQUIVALENTS	47,418,516	(171,450)
Cash and Cash Equivalents – Beginning	160,363	203,050
Cash and Cash Equivalents – Ending	$47,578,879	$31,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$18,703	$120,074
Non-cash investing and financing activities:
Conversion of notes payable into common stock	$2,191,636	$233,653
Acquisition of property and equipment under capital lease obligations	—	82,528
Assumption of accounts payable in reverse merger transaction	16,752	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The Company provides fixed wireless broadband services to commercial users based on a traditional monthly subscription model. Through transmissions over both regulated and unregulated radio spectrum, the Company offers customers high speed Internet access over a fixed wireless network which supports Voice over Internet Protocol, or VoIP, bandwidth on demand, wireless redundancy, virtual private networks, or VPNs, disaster recovery, bundled data and video services. The Company provides service to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Providence and Newport, Rhode Island.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation.    The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of June 30, 2007, the results of operations for three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006 not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2006 and 2005 contained in Form 8-K/A filed on March 19, 2007.

Operating results for the six months ended June 30, 2007 are not necessarily indicative of results that would be expected for the year ending December 31, 2007.

Cash and Cash Equivalents.    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents.

The Company maintains its cash and cash equivalents accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of June 30, 2007, the

Company had cash and cash equivalents balances of approximately $987,000 in excess of the federally insured limit of $100,000. The Company has substantial cash equivalent balances which are invested in various Aaa rated institutional money market funds. As of June 30, 2007, the Company had cash equivalent balances of approximately $46,500,000 invested in excess of the Securities Investor Protection Corporation (‘‘SIPC’’) limit of $500,000.

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

Income Taxes.    The Company provides for federal and state income taxes currently payable, as well as for those deferred because of timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized. The Company recorded a full valuation loss for the net loss incurred for the six months ended June 30, 2007.

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

Stock-Based Compensation.    Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123 (revised 2004), ‘‘Share-Based Payment,’’ (‘‘SFAS 123R’’), which is a revision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS No. 123’’). SFAS No. 123R supersedes APB No. 25, ‘‘Accounting for Stock Issued to Employees’’, and amends SFAS No. 95, ‘‘Statement of Cash Flows.’’ SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. The Company recorded total stock-based compensation of $462,257 and $40,989 for the six months ended June 30, 2007 and 2006, respectively, for options granted and vested which is included in selling, general and administrative expense. For the three months ended June 30, 2007 and 2006, the Company recorded stock-based compensation of $269,314 and $21,121, respectively. The fair value of the unvested stock options amounted to approximately $1,315,208 as of June 30, 2007.

Basic and Diluted Earnings/(Loss) Per Share.    Net earnings and loss per share is computed in accordance with Statement of Financial Standards No. 128, ‘‘Earnings Per Share’’ (‘‘SFAS No. 128’’). SFAS No. 128 requires the presentation of both basic and diluted earnings per share.

Basic net earnings and loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur through the potential effect of common shares issuable upon the exercise of stock options, warrants and convertible securities. The calculation assumes: (i) the exercise of stock options and warrants based on the treasury stock method; and (ii) the conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. The average number of common shares used in the calculation of diluted loss per share has not been adjusted for the effects of the following items: (i) 2,353,454 potential common shares from unexercised stock options, (ii) 4,672,325 potential common shares from warrants, and (iii) 1,272,728 shares convertible under certain debt agreements at June 30, 2007. The issuance of such potential common shares may dilute earnings per share in the future.

Note 3.    Property and Equipment, net

As of June 30, 2007, the Company’s property and equipment, net is comprised of:

Network and base station equipment	$5,969,590
Customer premise equipment	3,471,239
Furniture, fixtures and equipment	521,747
Computer equipment	289,354
System Software	139,863
10,391,793
Less: accumulated depreciation	(4,755,138)
$5,636,655

Depreciation expense for the six month periods ended June 30, 2007 and 2006 was $776,889 and $571,155, respectively. Depreciation expense for the three month periods ended June 30, 2007 and 2006 was $415,115 and $293,044.

Property held under capital leases included within the Company’s property and equipment as of June 30, 2007, consists of the following:

Network base station equipment	$194,702
Less: accumulated depreciation	(73,949)
$120,753

Note 4.    Long-Term Debt

On January 18, 2007, the Company issued $3,500,000 of 8% senior convertible debentures (the ‘‘Debentures’’). These Debentures mature on December 31, 2009, and are convertible, in whole or in part, at each holder’s option, into shares of the Company’s common stock at an initial conversion price of $2.75 per share. In addition, holders of the Debentures received warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $4.00 per share and warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $6.00 per share, each for a period of five years. The fair value of the warrants granted to the holders of Debentures was calculated using the Black-Scholes option pricing model and estimated to have a fair value of approximately $527,000 (the ‘‘Debt Discount’’), which is being amortized over the term of the debenture agreement. The unamortized balance of the Debt Discount totaled $444,961 at June 30, 2007.

Should the Company, at any time while the Debentures are outstanding, sell or grant any option to purchase or sell or grant any right to reprice, or otherwise dispose of or issue any common stock entitling any party to acquire shares of the Company’s common stock at a per share price less than $2.75, the conversion price of the Debentures shall be reduced to equal that lower price.

The terms of the Debentures provide for the Company to pay interest on the aggregate unconverted and then outstanding principal amount of the Debentures at the rate of 8% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing January 1, 2008. So long as a resale registration statement is in effect with respect to the shares of common stock underlying the Debentures and the debenture holders are not subject to any market standoff provisions, as described below, interest is payable in either cash or common stock, at the Company’s option. If interest is paid in common stock, however, the shares shall be valued at 90% of the 10-day volume weighted average price of the Company’s common stock prior to the interest payment date. In the event that there is an effective registration statement on file with the Securities and Exchange Commission with respect to the common stock underlying the Debentures and the closing bid price for the 10 trading days prior to an interest payment date is $3.44, or greater, the interest payment for that period will be waived. Moreover, if there is an effective registration statement on file with the Securities and Exchange Commission with respect to the common stock underlying the Debentures, the debenture holders are not subject to any market standoff provisions, and the 10-day volume weighted average price of the Company’s common stock exceeds $5.50 for 10 consecutive trading days, the Company has the right to force the debenture holders to convert their Debentures into common stock upon 10-day prior written notice.

As part of the debenture agreement, the Company may not pledge or grant a lien on any of its assets without the debenture holders’ consent. In addition, for one year following issuance of the Debentures, the holders of the Debentures hold a right of first refusal to participate in any future equity or equity-linked financing conducted by the Company other than a traditional bank financing. The amount of this right is pro rata, with each debenture holder’s portion equal to a fraction, the numerator of which is the amount of the debenture purchased by such holder and the denominator of which is the sum of the amount of the debenture purchased by such holders and $11,497,625, the aggregate purchase price for the units of common stock and warrants issued pursuant to the private placements that closed on January 12, 2007, and January 18, 2007.

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

In connection with the Private Placement, UGC incurred placement agent fees totaling approximately $446,400, and issued warrants to purchase up to 140,916 shares of common stock to the placement agent at an exercise price of $4.50 per share for a period of five years.

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

On January 18, 2007, Towerstream entered into a one year consulting agreement with a company to provide services related to investor relations. The agreement terms among other items include monthly payments of $7,500 plus expenses and the non-refundable issuance of 200,000 shares of Towerstream common stock. The fair value of the common shares were valued at $402,000. The estimated costs of the consulting agreement shall be amortized over the one year consulting term. For the six months ended June 30, 2007, the Company amortized approximately $181,000 which is included as part of selling, general and administrative expenses.

On February 8, 2007, a stockholder exercised his warrant to purchase 56,062 shares of common stock of the Company for $119,973.

On June 11, 2007 the Company issued 10,000,000 shares of common stock in connection with a secondary offering (the ‘‘Secondary Offering’’) at $4.00 per share, resulting in gross proceeds of $40,000,000. In connection with the Secondary Offering, the Company incurred placement agent fees of $2,800,000 and issued warrants to purchase 300,000 shares of common stock to the placement agents at an exercise price of $4.00 per share for a period of five years.

On June 15, 2007 a stockholder exercised his warrant to purchase 325,000 shares. On June 27, 2007 another stockholder exercised its warrant to purchase 75,000 shares. Both transactions were effected using the net issue exercise (or ‘‘cashless exercise’’) election of the warrant agreements, whereby the number of shares issued is calculated by dividing the warrant value on the exercise date by the average share price over the 10-day period immediately prior to the exercise date. Accordingly, 288,976 shares were issued in exchange for the 325,000 warrants exercised and 61,455 shares were issued in exchange for the 75,000 warrants exercised.

The Company is subject to liquidated damages for failure to cause a registration statement to be declared effective on or before May 28, 2007 in connection with its January 2007 private placements. In connection with each of its January 2007 unit and debenture private placements, the Company entered into a registration rights agreement, pursuant to which it agreed to file a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock issued as part of the units together with the common stock underlying the unit warrants, the debentures and the debenture warrants, and to cause such registration statement to be declared effective by the Securities and Exchange Commission on or before May 28, 2007. This registration statement was not declared effective by the Securities and Exchange Commission on or before May 28, 2007, requiring the Company to pay liquidated damages in cash to its investors of 1% of their purchase price as of May 28, 2007. The Company recorded a liability of $149,976 as of June 18, 2007, the date on which the registration statement became effective.

Note 6.    Stock Option Plan

In conjunction with the merger, on January 12, 2007, Towerstream reserved a total of 3,200,000 shares for the issuance of options and warrants. Also, in conjunction with the Merger, the Company adopted the 2007 Equity Compensation Plan (the ‘‘2007 Plan’’). The Plan provides a means for the Company to award specific equity-based benefits to officers and other employees, consultants and directors, of the Company and its related companies and to encourage them to exercise their best efforts to enhance the growth of the Company and the related companies. Under the Merger agreement all options and certain warrants and their respective rights and obligations that were outstanding prior to the Merger were transferred into the 2007 Plan. During the period, certain employees who had warrants to purchase common stock of the Company exchanged them for options under the 2007 plan. The total number of shares of Common Stock that can be delivered under the 2007 Plan is 2,403,923.

On May 10, 2007 the Board of Directors issued 135,000 incentive stock options to an employee under the 2007 Plan. The options were issued at an exercise price of $7.05, the estimated market price of the common stock on the date of issuance.

On June 29, 2007 the Board of Directors issued 135,000 incentive stock options to an employee under the 2007 Plan. The options were issued at an exercise price of $3.70, the estimated market price of the common stock on the date of issuance.

A summary of the status of the 2007 Plan for the period ended June 30, 2007 and changes are as follows:

Options outstanding – Beginning of period	1,504,564
Granted	498,504
Warrants exchanged for options	350,386
Expired	—
Options outstanding – End of period	2,353,454
Options exercisable – End of period	1,702,646
Weighted average fair value of the options granted during the years	$2.97
Weighted average remaining contractual life of the outstanding options – End of period	6.79 years

The options granted to employees in 2007 were at exercisable prices ranging between $2.25 and $9.74 per common share expiring at various periods through June 2017. During the first six months of 2007, the Company granted 498,504 of options which were valued at $1,482,010 using the Black-Scholes option pricing model.

On May 10, 2007, the Board of Directors approved the adoption of the 2007 Incentive Stock Plan under which the Company may issue up to an additional 2,500,000 shares of the Company’s common stock awards in the form of options or restricted stock (the ‘‘2007 Incentive Stock Plan’’). The 2007 Incentive Stock Plan was approved by the Company’s stockholders on May 17, 2007. The total number of shares of common stock that would be able to be delivered under both the 2007 Plan and the 2007 Incentive Stock Plan combined would be 4,903,923 shares. There has been no activity to date in the 2007 Incentive Stock Plan.

Note 7.    Stock Warrants

The Company has issued warrants to purchase shares of its common stock. The warrants were granted to employees and certain non-employees at exercisable prices ranging from $0.71 to $6.00 per share expiring at various periods through June 2012. During the first six months of 2007, certain employees who had warrants to purchase common stock of the Company exchanged them for options under the 2007 plan. Warrants were granted to non-employees in connection with certain loan borrowings, debenture issuance and equity private placements. A summary of the status of the warrants for the periods ended June 30, 2007, is as follows:

Warrants outstanding – Beginning of period	1,146,462
Granted	4,332,310
Warrants exchanged for options	(350,385)
Exercised	(456,062)
Expired	—
Warrants outstanding – End of period	4,672,325
Warrants exercisable – End of period	4,672,325
Weighted average fair value of the warrants granted during the period	$0.92
Weighted average remaining contractual life of the outstanding warrants – End of period	4.37 years

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

As a result of its prior election to be taxed as an S corporation for federal and certain states, the Company has identified its state and city tax returns in New York as the major tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended 2003 through 2005, the only periods currently subject to examination as returns for 2006 have not yet been filed. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Consequently, the Company did not record any cumulative effect adjustment related to the adoption of FIN 48.

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

Note 9.    Commitments

Lease Obligations.    The Company leases roof top rights, cellular towers and office space under various non-cancelable agreements expiring through December 2019. As of June 30, 2007, the total future lease payments are as follows:

Year Ending December 31,
Six months ending December 31, 2007	$578,656
2008	1,000,760
2009	926,558
2010	855,593
2011	547,727
Thereafter	1,139,068
$5,048,362

Rent expense for the six month periods ended June 30, 2007 and 2006 totaled approximately $502,000 and $420,000, respectively. Rent expense for the three month periods ended June 30, 2007 and 2006 totaled approximately $264,000 and $210,000, respectively.

Other Commitments.    On April 9, 2007 the Company entered into a two-year services agreement with a third party monitoring firm to help the Company comply with the Communications Assistance for Law Enforcement Act (CALEA), passed in October 1994, which requires telecommunications carriers to comply with law enforcements’ wiretapping requests. The services agreement calls for an initial payment by the Company of $94,000 plus twenty four monthly payments of $9,000.

On May 19, 2007, the Company entered an agreement to purchase an FCC license for $500,000 in a combination of cash and stock. The purchase price is contingent on various conditions including approval by the Federal Communications Commission.

Note 10.    Subsequent Events

On July 2, 2007 a former employee exercised his options to purchase 1,168 shares of common stock at an exercise price of $1.43 per share.

On August 8, 2007 the Company signed a lease amendment with the existing landlord adding approximately 25,000 square feet to its existing office space and extending the lease term. The new lease term commences no later than September 30, 2007 and terminates six years from the date of commencement with an option to renew for an additional five-year term. The additional space will house an expanded call center facility in Middletown, RI. The Company’s annual rent payments under the lease will increase to approximately $527,000 through February 2010, approximately $558,000 through May 2012, and approximately $627,000 through the end of the lease. The lease amendment provides an initial six-month rent-free period on half of the additional 25,000 square feet. Furthermore, a build-out allowance of $250,000 is provided for tenant improvements, in addition to the remaining $53,000 build-out allowance previously agreed upon. The security deposit required by the landlord increased from approximately $11,000 to approximately $105,000.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

Overview

The Company provides fixed wireless broadband services to commercial users based on a traditional monthly subscription model. Through transmissions over both regulated and unregulated radio spectrum, the Company offers customers high speed Internet access over a fixed wireless network which supports Voice over Internet Protocol, or VoIP, bandwidth on demand, wireless redundancy, virtual private networks, or VPNs, disaster recovery, bundled data and video services. The Company provides service to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Providence and Newport, Rhode Island.

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

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues.    During the six months ended June 30, 2007, we had revenues of $3,212,760, as compared to revenues of $3,101,200 during the six months ended June 30, 2006, representing an increase of approximately 3.6%. This increase was primarily attributable to the growth of our network subscriber base.

Operating Loss.    Operating expenses, which consist of cost of revenues, depreciation, customer support services, selling, general and administrative costs, totaled $6,714,608 for the six months ended June 30, 2007, as compared to $3,211,737 for the six months ended June 30, 2006, representing an increase of approximately 109.1% the components of which are discussed in further detail below. As a result of the increased expense level, our operating loss for the six months ended June 30, 2007 increased to $3,501,848, as compared to our loss of $110,537 for the six months ended June 30, 2006.

Cost of Revenues.    Cost of revenues, which consists of tower rental charges, bandwidth purchases, and related engineering costs and overhead, exclusive of depreciation, totaled $1,063,054 for the six months ended June 30, 2007, as compared to $812,314 for the six months ended June 30, 2006, resulting in gross margins, before depreciation, of 67.0% and 73.8%, respectively, a decrease of 6.8%. The decreased margin is the result of increases in both tower rent expense and bandwidth purchases, as well as additional network staffing in the period. Tower rent expense increased by approximately $81,000 in the period resulting primarily from our January 2007 acquisition of a fixed wireless network in Seattle, Washington, as well as our expansion into the Miami market. No customer revenue contracts were purchased in the Seattle transaction. Bandwidth purchases increased by approximately $33,000 during the period. In addition, network engineering and network personnel staffing increased by approximately $94,000 as a result of new hires associated with the increased capacity.

Depreciation Expense.    Depreciation expense totaled $776,889 for the period ended June 30, 2007, as compared to $571,155 for the six months ended June 30, 2006, representing an increase of 36.0%. This increase was the result of increased purchases of capital equipment used to expand our market and geographic capacity.

Customer Support Services.    Customer support services totaled $285,130 for the six months ended June 30, 2007, as compared to $286,374 for the six months ended June 30, 2006, representing a decrease of approximately 0.4%. Late in fiscal 2006 the Company transitioned away from an outsourced tier 1 technical support call center to an in-house staffed technical response group which resulted in approximately $26,000 of cost savings in the period. These savings were offset by additional hires in the second quarter of 2007, to meet the needs of our growing customer base.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses, which consist of commissions, salaries, advertising and overhead expenses, totaled $4,589,535 for the six months ended June 30, 2007, as compared to $1,541,894 for the six months ended June 30, 2006, representing an increase of approximately 197.7%. This increase was partly attributable to recurring and non-recurring expenses incurred and associated with the transition from a private to a public company. The Company incurred approximately $186,000 in the six month period ended June 30, 2007 of fees associated with our January 12, 2007 reverse merger and simultaneous equity and debt financing. The Company also incurred $262,000 of indirect fees associated with our primary equity offering on June 11, 2007. Increases in professional fees, director-related costs and printing costs totaled approximately $1,074,000 during the period.

Approximately $740,000 was expended on sales and administrative staffing increases, which are expected to continue as we pursue market expansion and revenue growth opportunities. Other selling expenses, including advertising, travel, dues and subscriptions, increased approximately $192,000 over the prior year period. Stock-based compensation also increased by approximately $421,000 from the same period in 2006.

Interest Expense.    Net interest expense totaled $372,137 for the six month period ended June 30, 2007, as compared to $119,612 for the six month period ended June 30, 2006. This increase was attributable to a number of factors including non-cash charges to interest expense of $378,055 related to the beneficial conversion feature granted to the holders of the stockholder notes payable and other notes payable converted to equity upon the Merger, accrued interest expense of $128,174 on the Debentures, amortization of placement costs associated with the Debentures of $27,183, cash interest expense of $18,703, additional interest expense upon conversion of notes payable of $74,882, amortization of deferred debt discount of $81,966 and $336,827 of interest income during the six month 2007 period.

Other Income/Expense.    In June 2007, the Company recorded an accrual of $149,976 for partial liquidated damages required by the terms of the registration rights agreements in connection with the January 2007 private placement issuances, for failure to cause a registration statement to be declared effective by the required date. During the six months ended June 30, 2006, the Company recognized a gain of $114,339 in connection with the forgiveness of debt.

Net Loss.    We had a net loss of $4,029,106 for the six months ended June 30, 2007, as compared to a net loss of $115,810 for the six months ended June 30, 2006. Our net loss was primarily attributable to certain non-recurring costs associated with the Company’s recent equity and debt financing recorded to SG&A, recurring costs associated with transitioning from a private to public company, and market and capacity expansion initiatives. We believe that net losses will continue as we make required additions to our sales, engineering and administrative personnel and network in order to increase revenues and subscriber growth.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues.    During the three months ended June 30, 2007, we had revenues of $1,632,061, as compared to revenues of $1,585,841 during the three months ended June 30, 2006, representing an increase of approximately 2.9%. This increase was primarily attributable to increases in the average revenue per users (ARPU) and the growth of our network subscriber base. As shown below, the ARPU of total subscribers increased from $657 to $669 during the three months ended June 30, 2007 as subscribers are gravitating to higher bandwidth products offered by the Company. In addition, the ARPU of new subscribers signed up in the quarter also increased from $865 to $984, up 13.8%.

Customer churn, represented as a percent of revenue lost on a monthly basis from subscribers disconnecting from our network averaged 1.87% for the three months ended June 30, 2007 as compared to the 1.27% for the three months ended March 31, 2007.

The following metrics are used to track revenue performance trends:

Quarterly Operating Metrics(1)	March 31, 2007	June 30, 2007
ARPU(2)	$657	$669
ARPU of new subscriber additions(3)	$865	$984
Average Revenue per trained sales agent(4)	$1,095	$1,131
Churn(5)	1.27%	1.87%

(1)	Information is calculated for each quarter as a stand-alone period, and the sum of the two quarters may not equal our reported results for the six month period.
(2)	ARPU is the average revenue per user per month which is calculated by dividing the average number of subscribers on the network into the total average revenue for the period.
(3)	ARPU of new subscriber additions is calculated by dividing the total number of new subscribers added in the period into monthly recurring revenue generated from those subscribers.
(4)	Average revenue per trained sales agent is the average of the new recurring revenue brought in by trained sales agents per month per agent. A trained sales agent is defined as a sales agent that is currently employed by the company and has been employed by the company for a minimum of 90 days.
(5)	The churn percentage represents the monthly recurring revenue lost during the period as a percentage of total revenue.

Operating Loss.    Operating expenses, which consist of cost of revenues, depreciation, customer support services, selling, general and administrative costs, totaled $3,966,921 for the three months ended June 30, 2007, as compared to $1,670,685 for the three months ended June 30, 2006, representing an increase of approximately 137.4% the components of which are discussed in further detail below. As a result of the increased expense level, our operating loss for the three months ended June 30, 2007 increased to $2,334,860, as compared to our loss of $84,844 for the three months ended June 30, 2006.

Cost of Revenues.    Cost of revenues, which consists of tower rental charges, bandwidth purchases, and related engineering costs and overhead, exclusive of depreciation, totaled $555,413 for the three months ended June 30, 2007, as compared to $424,821 for the three months ended June 30, 2006, resulting in gross margins, before depreciation, of 66.0% and 73.2%, respectively, a decrease of 7.2%. The decreased margin is the result of increases in both tower rent expense and bandwidth purchases, as well as additional network staffing in the period. Tower rent expense increased by approximately $47,000 in the three months resulting primarily from our January 2007 acquisition of a fixed wireless network in Seattle, Washington, as well as our expansion into the Miami market. No customer revenue contracts were purchased in the Seattle transaction. Bandwidth purchases increased by approximately $23,000 during the period. In addition, network engineering and network personnel staffing increased by approximately $43,000 as a result of new hires associated with the increased capacity.

Depreciation Expense.    Depreciation expense totaled $415,115 for the three months ended June 30, 2007, as compared to $293,044 for the three months ended June 30, 2006, representing an increase of 41.7%. This increase was the result of increased purchases of capital equipment used to expand our market and geographic capacity.

Customer Support Services.    Customer support services totaled $168,019 for the three months ended June 30, 2007, as compared to $143,187 for the three months ended June 30, 2006, representing an increase of 17.3%. The increase is the result of additional hires in the second quarter of 2007, to meet the needs of our growing customer base.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses, which consist of commissions, salaries, advertising and overhead expenses, totaled $2,828,374 for the three months ended June 30, 2007, as compared to $809,633 for the three months ended June 30, 2006, representing an increase of approximately 249.3%. This increase was partly attributable to recurring and non-recurring expenses incurred and associated with the transition from a private to a public company. The Company incurred $262,000 of indirect fees associated with our primary equity offering on June 11, 2007. Increases in professional fees, director-related costs and printing costs totaled approximately $668,000 during the period.

Approximately $558,000 was expended on sales and administrative staffing increases, which are expected to continue as we pursue market expansion and revenue growth opportunities. Other selling expenses, including advertising, travel, dues and subscriptions, increased approximately $157,000 over the prior year period. Stock-based compensation also increased by approximately $248,000 from the same three months in 2006.

Interest Expense.    The Company recorded net interest income of $99,034 for the three months ended June 30, 2007, as compared to net interest expense of $46,090 for the three months ended June 30, 2006. This increase was attributable to accrued interest expense of approximately $70,000 on the Debentures, approximately $58,000 of combined amortization of Debenture placement costs and deferred debt discount, cash interest expense of approximately $5,000 and interest income of $233,000 during the three month period.

Other Expense.    In June 2007, the Company recorded an accrual of $149,976 for partial liquidated damages required by the terms of the registration rights agreements in connection with the January 2007 private placement issuances, for failure to cause a registration statement to be declared effective by the required date.

Net Loss.    We had a net loss of $2,388,587 for the three months ended June 30, 2007, as compared to a net loss of $130,934 for the three months ended June 30, 2006. Our net loss was primarily attributable to certain non-recurring costs associated with the Company’s recent equity and debt financing recorded to SG&A, recurring costs associated with transitioning from a private to public company, and market and capacity expansion initiatives. We believe that net losses will continue as we make required additions to our sales, engineering and administrative personnel and network in order to increase revenues and subscriber growth.

Liquidity and Capital Resources

As of June 30, 2007 and December 31, 2006, we had cash and cash equivalents of $47,578,879 and $160,363, respectively. Cash and cash equivalents are invested in various Aaa rated institutional money market funds. This increase is attributable to equity and debt financing activities which raised approximately $51.6 million of net proceeds, offset by $4.1 million used in operating and investing activities during the period. We have historically met our liquidity requirements from a variety of sources, including internally generated cash, short and long-term borrowings and the sale of equity securities.

Net Cash Used in Operating Activities.    Net cash used in operating activities totaled $1,413,001 for the six months ended June 30, 2007, as compared to net cash provided by operating activities of $342,789 for the period ended June 30, 2006. This decrease was primarily due to the higher operating expenses incurred in the 2007 period resulting in our $4.0 million loss for the period.

Net Cash Used in Investing Activities.    Net cash used in investing activities totaled $2,665,217 for the six months ended June 30, 2007, as compared to $436,154 for the six months ended June 30, 2006 and was primarily attributable to capital expenditures. Approximately $1.1 million was expended upgrading our network and increasing its capabilities and capacity, approximately $560,000 was spent on customer premise equipment and related installation costs, approximately $450,000 was spent on the addition of three new points of presence and the Company also incurred approximately $450,000 of costs associated with expansion of its Middletown, RI call center facility.

Net Cash Provided By Financing Activities.    Net cash provided by financing activities totaled $51,496,734 for the six months ended June 30, 2007, as compared to net cash used of $78,085 for the six months ended June 30, 2006. The increase is directly attributable to the Company issuing 5.1 million shares of common stock at approximately $2.25 per share and the sale of $3.5 million of debentures producing total net proceeds to the Company of approximately $14.4 million in January 2007 plus net proceeds of $37.2 million from the issuance of 10.0 million shares of common stock at $4.00 per share in June 2007. Other financing activities included the repayment of $200,000 stockholder notes and proceeds of $119,973 from warrants exercised.

Working Capital.    As of June 30, 2007, we had working capital of $45,519,555 due primarily to our capital raising activities in 2007. We believe that our current operating activities, together with the money raised, will enable us to meet our anticipated cash requirements for 2007.

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

Senior Convertible Debentures

In conjunction with our reverse merger in January 2007, we also sold $3,500,000 of senior convertible debentures. These debentures require quarterly interest-only payments of 8% per annum and mature on June 30, 2009. The debentures are convertible into shares of common stock at a conversion price of $2.75 per share, subject to certain limitations. In addition, holders of the debentures received five-year warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $4.00 per share and five-year warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $6.00 per share.

In connection with the issuance of the debentures, we incurred placement agent fees totaling approximately $140,000, and issued to such placement agent a five-year warrant to purchase 63,636 shares of common stock at an exercise price of $4.50 per share. This warrant had an estimated fair value of $34,750.

Secondary Offering

On June 11, 2007 the Company issued 10,000,000 shares of common stock in connection with a secondary offering at $4.00 per share, resulting in gross proceeds of $40,000,000. In connection with the Secondary Offering, the Company incurred placement agent fees of $2,800,000 and issued warrants to purchase 300,000 shares of common stock to the placement agents at an exercise price of $4.00 per share for a period of five years.

The above financing activities raised net proceeds of $51,611,237, which will be used to expand our sales and marketing efforts, as well as our expansion into new markets.

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

Basis of Presentation.    The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of June 30, 2007 and the results of its operations and its cash flows for the six months ended June 30, 2007 and 2006 not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2006 and 2005 contained in Form 8-K/A filed on March 19, 2007.

Operating results for the six months ended June 30, 2007 are not necessarily indicative of results that would be expected for the year ending December 31, 2007.

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

Off-Balance Sheet Arrangements.    The Company has no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as ‘‘Special Purposes Entities’’.

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

Item 3.    Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (June 30, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (‘‘SEC’’) rules and forms. There were no changes in our internal control over financial reporting during the three month period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

In order to comply with the possible application of the rules of The NASDAQ Capital Market, on May 17, 2007, our stockholders, acting by majority written consent, approved the issuance of up to $50,000,000 of common stock in a potential acquisition, corporate transaction, other business combination, private placement or other capital raising activity during the period commencing on the date of our initial listing on The NASDAQ Capital Market until the one-year anniversary thereof. This majority written consent was executed by holders of 13,135,359 shares of our common stock, which represented 55.4% of our outstanding shares of common stock then entitled to vote.

On May 17, 2007, our stockholders, acting by majority written consent, approved the adoption of the 2007 Incentive Stock Plan under which the Company will have authority to issue up to an additional 2,500,000 shares of the Company’s common stock awards in the form of options or restricted stock (the ‘‘2007 Incentive Stock Plan’’). This majority written consent was executed by holders of 13,135,359 shares of our common stock, which represented 55.4% of our outstanding shares of common stock then entitled to vote.

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

TOWERSTREAM CORPORATION
Dated: August 14, 2007	By:	/s/ Jeffrey M. Thompson
Jeffrey M. Thompson Chief Executive Officer (Principal Executive Officer)
Dated: August 14, 2007	By:	/s/ George E. Kilguss, III
George E. Kilguss, III Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
31	.1*	Section 302 Certification of Principal Executive Officer
31	.2*	Section 302 Certification of Principal Financial Officer
32	.1*	Section 906 Certification of Principal Executive Officer
32	.2*	Section 906 Certification of Principal Financial Officer

*	Filed herewith.