Form 10QSB
period 2007-09-30
TOWERSTREAM CORP
filed 2007-11-07
CIK 1349437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended September 30, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number: 001-33449

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

As of November 7, 2007, there were 34,080,053 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one): Yes           No

Towerstream Corporation

		Page
Part I	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements	1
	Balance Sheet – September 30, 2007	2
	Statements of Operations for the nine month periods ended September 30, 2007 and 2006 and for the three month periods ended September 30, 2007 and 2006	3
	Statement of Changes in Stockholders’ Equity for the nine month period ended September 30, 2007	4
	Statements of Cash Flows for the nine month periods ended September 30, 2007 and 2006	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	15
Item 3.	Controls and Procedures	22
Part II	OTHER INFORMATION
Item 6.	Exhibits	23

i

PART I
FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

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

TOWERSTREAM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2007

Assets
Current Assets
Cash and cash equivalents	$44,655,987
Accounts receivable, net of allowance for doubtful accounts of $82,984	148,653
Prepaid expenses and other current assets	396,805
Total Current Assets	45,201,445
Property and equipment, net	6,710,224
Other assets and security deposits	202,892
FCC licenses	475,000
TOTAL ASSETS	$52,589,561
Liabilities and Stockholders’ Equity
Current Liabilities
Equipment note	$1,748
Current maturities of capital lease obligations	53,853
Accounts payable and accrued expenses	1,554,600
Deferred revenues	688,797
Total Current Liabilities	2,298,998
Other Liabilities
Long-term debt, net of deferred debt discount of $401,050	3,098,950
Capital lease obligations, net of current maturities	36,740
Total Other Liabilities	3,135,690
TOTAL LIABILITIES	5,434,688
Commitments
Stockholders’ Equity
Preferred stock, par value $0.001; 5,000,000 authorized, none outstanding	—
Common stock, par value $0.001; 70,000,000 shares authorized; 34,080,053 issued and outstanding	34,080
Additional paid-in-capital	53,016,239
Deferred consulting costs	(120,600)
Accumulated deficit	(5,774,846)
TOTAL STOCKHOLDERS’ EQUITY	47,154,873
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,589,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Revenues	$4,977,449	$4,732,678	$1,764,689	$1,631,479
Operating expenses
Cost of revenues (exclusive of depreciation, shown separately below)	1,778,782	1,239,243	715,728	426,929
Depreciation	1,278,778	876,792	501,889	305,637
Customer support services	469,327	384,111	184,197	129,009
Selling expenses	2,145,813	800,113	1,049,907	253,518
General and administrative expenses (includes stock-based compensation expense of $738,411 and $61,298 for the nine months ended September 30, respectively, and $276,154 and $20,309 for the three months ended September 30, respectively)	4,999,983	1,613,803	1,506,354	587,232
TOTAL OPERATING EXPENSES	10,672,683	4,914,062	3,958,075	1,702,325
OPERATING LOSS	(5,695,234)	(181,384)	(2,193,386)	(70,846)
Other (expense)/income
Interest income	933,420	652	596,593	190
Interest expense	(841,924)	(170,505)	(132,961)	(50,432)
Other (expense)/income	(171,108)	114,339	(15,987)	—
TOTAL OTHER (EXPENSE)/INCOME	(79,612)	(55,514)	447,645	(50,242)
NET LOSS	$(5,774,846)	$(236,898)	$(1,745,741)	$(121,088)
Net loss per common share – basic and diluted	$(0.21)	$(0.02)	$(0.05)	$(0.01)
Weighted average common shares outstanding – basic and diluted	27,614,003	14,869,001	34,076,803	14,929,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007

	Common Stock		Additional Paid-in-Capital	Deferred Consulting Costs	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2007 (see Note 1)	15,000,000	$15,000	$8,896,803		$(8,213,002)	$698,801
University Girls Calendar, Ltd. upon merger on January 12, 2007	1,900,000	1,900	(18,652)			(16,752)
Recapitalization of accumulated deficit at the time of S corporation revocation			(8,213,002)		8,213,002	—
Net proceeds from issuance of common stock – January 12, 2007	5,110,056	5,110	11,046,127			11,051,237
Net proceeds from issuance of common stock – June 11, 2007	10,000,000	10,000	37,190,000			37,200,000
Issuance of common stock upon conversion of stockholder notes payable	1,302,582	1,303	1,940,333			1,941,636
Issuance of common stock upon conversion of notes payable	156,250	156	249,844			250,000
Beneficial conversion feature upon conversion of stockholders’ notes payable into common stock			378,055			378,055
Issuance of common stock for consulting services	200,000	200	401,800	$(402,000)		—
Exercise of warrants	56,062	56	119,917			119,973
Exercise of options	4,672	5	6,676			6,681
Debt discount associated with warrants issued in connection with issuance of debentures			526,927			526,927
Issuance of warrants to placement agent in connection with issuance of debentures			34,750			34,750
Non-cash exercise of warrants	350,431	350	(350)			—
Stock-based compensation			457,011			457,011
Amortization of deferred consulting costs				281,400		281,400
Net loss					(5,774,846)	(5,774,846)
Balance at September 30, 2007	34,080,053	$34,080	$53,016,239	$(120,600)	$(5,774,846)	$47,154,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(5,774,846)	$(236,898)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Provision for doubtful accounts receivable	60,000	45,000
Depreciation	1,278,778	876,792
Stock-based compensation	738,411	61,298
Non-cash interest on notes payable	74,882	—
Amortization of beneficial conversion feature	378,055	—
Amortization of deferred debt discount	125,877	19,831
Amortization of financing costs	41,746	—
Gain on extinguishment of debt	—	(114,339)
Loss on sale of property and equipment	21,137	—
Changes in operating assets and liabilities:
Accounts receivable	(51,210)	(43,993)
Due to former employee	—	(1,666)
Repayment of advances to officers	—	35,533
Prepaid expenses and other current assets	(371,603)	(10,566)
Accounts payable and accrued expenses	596,233	29,960
Deferred compensation	(10,000)	55,000
Deferred revenues	288,031	(66,195)
TOTAL ADJUSTMENTS	3,170,337	886,655
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(2,604,509)	649,757
Cash Flows From Investing Activities
Acquisitions of property and equipment	(4,294,055)	(649,037)
Proceeds from sale of property and equipment	42,500	—
Acquisition of FCC licenses	(125,000)	—
Change in security deposits	(8,202)	—
NET CASH USED IN INVESTING ACTIVITIES	(4,384,757)	(649,037)
Cash Flows From Financing Activities
Net proceeds from sale of debentures	3,360,000	—
Proceeds from stockholder loans	—	250,000
Repayment of stockholder notes	(200,000)	238,065
Repayment of equipment note	(7,593)	(7,074)
Repayment of long-term debt	—	(257,201)
Repayment of capital leases	(45,408)	(21,920)
Proceeds from exercise of warrants	119,973	—
Net proceeds from sale of common stock	48,257,918	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	51,484,890	201,870
NET INCREASE IN CASH and CASH EQUIVALENTS	44,495,624	202,590
Cash and Cash Equivalents – Beginning	160,363	203,050
Cash and Cash Equivalents – Ending	$44,655,987	$405,640
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$48,262	$133,632
Non-cash investing and financing activities:
Conversion of notes payable into common stock	$2,191,636	$233,653
Acquisition of property and equipment under capital lease obligations	—	85,523
Assumption of accounts payable in reverse merger transaction	16,752	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Nature of Business

Towerstream Corporation (herein after referred to as ‘‘Towerstream’’ or the ‘‘Company’’) was formed on December 17, 1999 and was incorporated in Delaware. In January 2007, the Company terminated its Sub S tax status and elected to operate as a C corporation with its corporate headquarters located in Rhode Island.

On January 12, 2007, Towerstream merged with a newly formed subsidiary of University Girls Calendar Ltd. (‘‘UGC’’), a publicly traded shell company. In connection with the merger, 1,900,000 UGC common shares remained outstanding and all other outstanding shares of UGC were cancelled. Also, in connection with the merger, UGC issued 15,000,000 shares of its common stock for all the outstanding common stock of Towerstream. As a result of the transaction, the former owners of Towerstream became the controlling stockholders of UGC and UGC changed its name to Towerstream Corporation. Accordingly, the merger of Towerstream and UGC (the ‘‘Merger’’) is a reverse merger that has been accounted for as a recapitalization of Towerstream. Effective on January 12, 2007, and for all reporting periods thereafter, the Company’s operating activities, including any prior comparative period, will include only those of Towerstream Corporation. All references to shares and per share amounts in the accompanying financial statements have been restated to reflect the aforementioned share exchange.

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

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation.    The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of September 30, 2007, the results of operations for three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006 not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2006 and 2005 contained in Form 8-K/A filed on March 19, 2007.

Operating results for the nine months ended September 30, 2007 are not necessarily indicative of results that would be expected for the year ending December 31, 2007.

Cash and Cash Equivalents.    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents.

The Company maintains its cash and cash equivalents accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of September 30, 2007, the

Company had cash and cash equivalents balances of approximately $1,352,000 in excess of the federally insured limit of $100,000. The Company has substantial cash equivalent balances which are invested in various Aaa rated institutional money market funds. As of September 30, 2007, the Company had cash equivalent balances of approximately $43,024,000 invested in excess of the Securities Investor Protection Corporation (‘‘SIPC’’) limit of $500,000.

FCC Licenses.    FCC licenses are initially recorded at cost and are not amortized. FCC licenses are considered to be intangible assets with an indefinite life because the Company expects to continue to provide wireless service using the relevant licenses for the foreseeable future and the FCC license(s) may be renewed for a nominal fee.

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

Income Taxes.    The Company provides for federal and state income taxes currently payable, as well as for those deferred because of timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized. The Company recorded a full valuation loss for the net loss incurred for the nine months ended September 30, 2007.

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

The Company recorded stock-based compensation of $457,011 for amortization of stock options granted under the Company’s stock option plan and $281,400 for amortization of stock-based deferred consulting costs for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, the Company recorded stock-based compensation of $61,298 for amortization of stock options.

For the three months ended September 30, 2007, the Company recorded stock-based compensation of $175,654 for amortization of stock options granted under the Company’s stock option plan and $100,500 for amortization of stock-based deferred consulting costs. The Company recorded stock-based compensation of $20,309 for amortization of stock options for the three months ended September 30, 2006.

The unamortized stock options amounted to $1,155,666 as of September 30, 2007. The unamortized balance of the stock-based deferred consulting costs is $120,600 as of September 30, 2007.

Basic and Diluted Loss Per Share.    Net loss per share is computed in accordance with SFAS No. 128, ‘‘Earnings Per Share’’ (‘‘SFAS No. 128’’). SFAS No. 128 requires the presentation of both basic and diluted earnings per share.

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur through the potential effect of common shares issuable upon the exercise of stock options, warrants and convertible securities. The calculation assumes: (i) the exercise of stock options and warrants based on the treasury stock method; and (ii) the conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. As a result of the Company having recorded a net loss during the periods ended September 30, 2007 and 2006, the average number of common shares used in the calculation of basic and diluted loss per share are identical for each period and have not been adjusted for the effects of the following potential common shares from unexercised stock options and warrants, and shares convertible under certain debt agreements:

	For the Periods Ended September 30,
	2007	2006
Stock options	2,304,399	1,444,991
Warrants	4,672,325	1,199,020
Convertible debt	1,272,728	693,235
Total	8,249,452	3,337,246

The issuance of such potential common shares may dilute earnings per share in the future.

Reclassification.    Certain reclassifications of prior year amounts have been made to conform to current year presentation.

Note 3.    Property and Equipment, net

As of September 30, 2007, the Company’s property and equipment, net is comprised of:

Network and base station equipment	$6,865,435
Customer premise equipment	3,680,864
Furniture, fixtures and equipment	802,806
Computer equipment	340,380
System software	224,710
11,914,195
Less: accumulated depreciation	(5,203,971)
$6,710,224

Depreciation expense for the nine month periods ended September 30, 2007 and 2006 was $1,278,778 and $876,792, respectively. Depreciation expense for the three month periods ended September 30, 2007 and 2006 was $501,889 and $305,637.

Property held under capital leases included within the Company’s property and equipment as of September 30, 2007, consists of the following:

Network and base station equipment	$194,702
Less: accumulated depreciation	(83,684)
$111,018

Note 4.    Long-Term Debt

On January 18, 2007, the Company issued $3,500,000 of 8% senior convertible debentures (the ‘‘Debentures’’). These Debentures mature on December 31, 2009, and are convertible, in whole or in part, at each holder’s option, into shares of the Company’s common stock at an initial conversion price of $2.75 per share. In addition, holders of the Debentures received warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $4.00 per share and warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $6.00 per share, each for a period of five years. The fair value of the warrants granted to the holders of Debentures was calculated using the Black-Scholes option pricing model and estimated to have a fair value of approximately $527,000 (the ‘‘Debt Discount’’), which is being amortized over the term of the debenture agreement. The unamortized balance of the Debt Discount totaled $401,050 at September 30, 2007.

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

As part of the debenture agreement, the Company may not pledge or grant a lien on any of its assets without the debenture holders’ consent. In addition, for one year following issuance of the Debentures, the holders of the Debentures hold a right of first refusal to participate in any future equity or equity-linked financing conducted by the Company, subject to certain exemptions. The amount of this right is pro rata, with each debenture holder’s portion equal to a fraction, the numerator of which is the amount of the debenture purchased by such holder and the denominator of which is the sum of the amount of the debenture purchased by such holders and $11,497,625, the aggregate purchase price for the units of common stock and warrants issued pursuant to the private placements that closed on January 12, 2007, and January 18, 2007.

In connection with the Debentures, UGC incurred placement agent fees totaling approximately $140,000, and issued to the placement agent warrants to purchase up to 63,636 shares of common stock with an estimated fair value of $34,750 at an exercise price of $4.50 per share for a period of five years. These financing costs shall be amortized over the term of the debenture agreement.

Note 5.    Capital Stock

Concurrent with the Merger, UGC sold 5,110,056 shares of common stock for gross proceeds of $11,497,625 (at $2.25 per share) through a private placement (the ‘‘Private Placement’’). In addition, these investors received warrants to purchase 2,555,030 shares of common stock for a period of five years at an exercise price of $4.50 per share.

In connection with the Private Placement, UGC incurred placement agent fees totaling approximately $446,400, and issued warrants to purchase up to 140,916 shares of common stock to the placement agent at an exercise price of $4.50 per share for a period of five years.

On January 4, 2007, certain stockholders collectively transferred an aggregate of $1,616,754 in outstanding promissory notes and other payables due from Towerstream to a group of third party investors. In connection with these note transfers, Towerstream issued new promissory notes to these investors with an aggregate principal sum of $1,691,636 and cancelled the aforementioned obligations. The increase in the notes payable of approximately $75,000 was recorded as additional interest expense by the Company. These notes automatically converted into 1,127,757 shares of common stock of UGC at a conversion price of $1.50 per share as a result of the Merger. In conjunction with the above transaction, the Company recorded approximately $314,000 for the beneficial conversion feature granted to the holders of approximately $924,000 of the stockholders’ notes at $1.50 per share which did not originally have conversion rights and were converted to equity upon the Merger.

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

On January 18, 2007, Towerstream entered into a one year consulting agreement with a company to provide services related to investor relations. The agreement terms among other items include monthly payments of $7,500 plus expenses and the non-refundable issuance of 200,000 shares of Towerstream common stock. The fair value of the common shares were valued at $402,000. The estimated costs of the consulting agreement shall be amortized over the one year consulting term. For the nine months ended September 30, 2007, the Company amortized $281,400 which is included in general and administrative expenses.

On February 8, 2007, a stockholder exercised his warrant to purchase 56,062 shares of common stock of the Company for $119,973.

On June 11, 2007, the Company issued 10,000,000 shares of common stock in connection with a subsequent registered direct offering (the ‘‘Subsequent Registered Offering’’) at $4.00 per share, resulting in gross proceeds of $40,000,000. In connection with the Subsequent Registered Offering, the Company incurred placement agent fees of $2,800,000 and issued warrants to purchase 300,000 shares of common stock to the placement agents at an exercise price of $4.00 per share for a period of five years.

On June 15, 2007, a stockholder exercised his warrant to purchase 325,000 shares. On June 27, 2007 another stockholder exercised his warrant to purchase 75,000 shares. Both transactions were effected using the net issue exercise (or ‘‘cashless exercise’’) election of the warrant agreements, whereby the number of shares issued is calculated by dividing the warrant value on the exercise date by the average share price over the 10-day period immediately prior to the exercise date. Accordingly, 288,976 shares were issued in exchange for the 325,000 warrants exercised and 61,455 shares were issued in exchange for the 75,000 warrants exercised.

On July 2, 2007, a former employee exercised his options to purchase 1,168 shares of common stock at an exercise price of $1.43 per share.

On September 24, 2007, a former employee exercised her options to purchase 3,504 shares of common stock at an exercise price of $1.43 per share.

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

Note 6.    Stock Option Plan

In conjunction with the Merger on January 12, 2007, Towerstream reserved a total of 3,200,000 shares for the issuance of options and warrants. Also, in conjunction with the Merger, the Company adopted the 2007 Equity Compensation Plan (the ‘‘2007 Plan’’). The Plan provides a means for the Company to award specific equity-based benefits to officers and other employees, consultants and directors, of the Company and its related companies and to encourage them to exercise their best efforts to enhance the growth of the Company and the related companies. Under the Merger agreement, all options and certain warrants and their respective rights and obligations that were outstanding prior to the Merger were transferred into the 2007 Plan. During the period, certain employees who had warrants to purchase common stock of the Company exchanged them for options under the 2007 plan. The total number of shares of Common Stock that can be delivered under the 2007 Plan is 2,403,923.

On May 10, 2007, the Board of Directors issued 135,000 incentive stock options to an employee under the 2007 Plan. The options were issued at an exercise price of $7.05, the estimated market price of the common stock on the date of issuance.

On June 29, 2007, the Board of Directors issued 135,000 incentive stock options to an employee under the 2007 Plan. The options were issued at an exercise price of $3.70, the estimated market price of the common stock on the date of issuance.

A summary of the status of the 2007 Plan for the period ended September 30, 2007 and changes are as follows:

Options outstanding – Beginning of period	1,504,564
Granted	498,504
Warrants exchanged for options	350,386
Exercised	(4,672)
Expired	(44,383)
Options outstanding – End of period	2,304,399
Options exercisable – End of period	1,688,630
Weighted average fair value of the options granted during the period	$3.01
Weighted average remaining contractual life of the outstanding options – End of period	6.56 years

The options granted to employees in 2007 were at exercisable prices ranging between $2.25 and $9.74 per common share expiring at various periods through June 2017. During the first nine months of 2007, the Company granted 498,504 of options which were valued at $1,500,473 using the Black-Scholes option pricing model.

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

Note 7.    Stock Warrants

The Company issued warrants to purchase shares of its common stock. The warrants were granted to employees and certain non-employees at exercisable prices ranging from $0.71 to $6.00 per share expiring at various periods through June 2012. During the first nine months of 2007, certain employees who had warrants to purchase common stock of the Company exchanged them for options under the 2007 plan. Warrants were granted to non-employees in connection with certain loan borrowings, debenture issuance and equity private placements. A summary of the status of the warrants for the period ended September 30, 2007, is as follows:

Warrants outstanding – Beginning of period	1,146,462
Granted	4,332,311
Warrants exchanged for options	(350,386)
Exercised	(456,062)
Expired	—
Warrants outstanding – End of period	4,672,325
Warrants exercisable – End of period	4,672,325
Weighted average fair value of the warrants granted during the period	$0.92
Weighted average remaining contractual life of the outstanding warrants – End of period	4.12 years

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

In December 2006, FASB issued FASB Staff Position EITF 00-19-2, ‘‘Accounting for Registration Payment Arrangements,’’ which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, ‘‘Accounting for Contingencies.’’ Adoption of EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In July 2006, FASB issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). This interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting for income taxes in interim periods, as well as the required disclosures and transition. This interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows. There were no unrecognized tax benefits as of January 1, 2007.

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

Note 9.    Commitments and Contingencies

Lease Obligations.    The Company leases roof top rights, cellular towers and office space under various non-cancelable agreements expiring through December 2019. As of September 30, 2007, the total future lease payments are as follows:

Year Ending December 31,
Three months ending December 31, 2007	$369,746
2008	1,314,532
2009	1,337,330
2010	1,264,158
2011	960,818
Thereafter	2,299,956
$7,546,540

Rent expense for the nine month periods ended September 30, 2007 and 2006 totaled $810,127 and $630,824, respectively. Rent expense for the three month periods ended September 30, 2007 and 2006 totaled $307,545 and $210,806, respectively.

On August 8, 2007, the Company signed a lease amendment with the existing landlord adding approximately 25,000 square feet to its existing office space and extending the lease term. The new lease term commences no later than September 30, 2007 and terminates six years from the date of commencement with an option to renew for an additional five-year term. The additional space houses an expanded call center facility in Middletown, RI. The Company’s annual rent payments under the lease will increase to approximately $527,000 through February 2010, approximately $558,000 through May 2012, and approximately $627,000 through the end of the lease. The lease amendment provides an initial six-month rent-free period on half of the additional 25,000 square feet. Furthermore, a build-out allowance of $250,000 is provided for tenant improvements, in addition to the remaining $53,000 build-out allowance previously agreed upon. The security deposit required by the landlord increased from approximately $11,000 to approximately $105,000.

Other Commitments and Contingencies.    On April 9, 2007 the Company entered into a two-year services agreement with a third party monitoring firm to help the Company comply with the Communications Assistance for Law Enforcement Act (CALEA), passed in October 1994, which requires telecommunications carriers to comply with law enforcements’ wiretapping requests. The services agreement calls for an initial payment by the Company of $94,000 plus twenty four monthly payments of $9,000.

The Company has entered into purchase agreements for FCC licenses which include contingent future payments. These payments total $375,000 and are cancelable upon certain future actions of the FCC.

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

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues.    During the nine months ended September 30, 2007, we had revenues of $4,977,449, as compared to revenues of $4,732,678 during the nine months ended September 30, 2006, representing an increase of approximately 5.2%. This increase was primarily attributable to the growth of our network subscriber base and subscriptions of higher bandwidth services.

Operating Loss.    Operating expenses, which consist of cost of revenues, depreciation, customer support services, selling, and general and administrative costs, totaled $10,672,683 for the nine months ended September 30, 2007, as compared to $4,914,062 for the nine months ended September 30, 2006, representing an increase of approximately 117.2%, the components of which are discussed in further detail below. As a result of the increased expense level, our operating loss for the nine months ended September 30, 2007 increased to $5,695,234, as compared to our loss of $181,384 for the nine months ended September 30, 2006.

Cost of Revenues.    Cost of revenues, which consists of tower rental charges, bandwidth purchases, and related engineering costs and overhead, exclusive of depreciation, totaled $1,778,782 for the nine months ended September 30, 2007, as compared to $1,239,243 for the nine months ended September 30, 2006, resulting in gross margins, before depreciation, of 64.3% and 73.8%, respectively, a decrease of 9.5%. The decreased margin is the result of increases in both tower rent expense and bandwidth purchases, increases in network supplies and shipping costs, as well as additional network staffing in the period. Tower rent expense increased by approximately $157,000 in the period resulting primarily from our January 2007 acquisition of a fixed wireless network in Seattle, Washington, as well as our expansion into the Miami market. We also expanded our presence in the New York, Los Angeles and San Francisco markets. Bandwidth purchases increased by approximately $89,000 during the period. Network supplies and shipping costs increased by approximately $77,000 during the period.

In addition, network engineering and network personnel staffing increased by approximately $185,000 as a result of new hires associated with the increased capacity.

Depreciation Expense.    Depreciation expense totaled $1,278,778 for the period ended September 30, 2007, as compared to $876,792 for the nine months ended September 30, 2006, representing an increase of 45.8%. This increase was the result of increased purchases of capital equipment used to expand our market and geographic capacity.

Customer Support Services.    Customer support services totaled $469,327 for the nine months ended September 30, 2007, as compared to $384,111 for the nine months ended September 30, 2006, representing an increase of approximately 22.2%. This increase is the result of new hires throughout 2007 to meet the needs of our growing customer base.

Selling Expenses.    Selling expenses, which consist primarily of commissions, salaries and advertising expenses, totaled $2,145,813 for the nine months ended September 30, 2007, as compared to $800,113 for the nine months ended September 30, 2006, representing an increase of approximately 168.2%. Of this increase, approximately $975,000 relates to the expansion of our sales force and sales support team, which is expected to continue as we pursue market expansion and revenue growth opportunities. Other selling expenses, including advertising, travel, dues and subscriptions, increased by approximately $371,000.

General and Administrative Expenses.    General and administrative expenses, which consist of salaries and overhead expenses, totaled $4,999,983 for the nine months ended September 30, 2007, as compared to $1,613,803 for the nine months ended September 30, 2006, representing an increase of approximately 209.8%. This increase was partly attributable to recurring and non-recurring expenses incurred and associated with the transition from a private to a public company. The Company incurred approximately $186,000 in the nine month period ended September 30, 2007 of fees associated with our January 12, 2007 reverse merger and simultaneous equity and debt financing. The Company also incurred $262,000 of indirect fees associated with our primary equity offering on June 11, 2007. Increases in professional fees, director-related costs and printing costs totaled approximately $1,531,000 during the period.

Approximately $761,000 was expended on administrative staffing increases, which are expected to continue as we pursue market expansion and revenue growth opportunities. Stock-based compensation also increased by approximately $677,000 from the same period in 2006.

Interest Income.    Interest income for the nine months ended September 30, 2007 totaled $933,420 as compared to $652 for the nine months ended September 30, 2006. This increase is attributable to the capital raising efforts of January 2007 and June 2007, which resulted in net proceeds of $51.6 million invested in various money market funds.

Interest Expense.    Interest expense totaled $841,924 for the nine month period ended September 30, 2007, as compared to $170,505 for the nine month period ended September 30, 2006. This increase was attributable to a number of factors including non-cash charges to interest expense of $378,055 related to the beneficial conversion feature granted to the holders of the stockholder notes payable and other notes payable converted to equity upon the Merger, accrued interest expense of $198,173 on the Debentures, amortization of placement costs associated with the Debentures of $41,746, cash interest expense of $23,191, additional interest expense upon conversion of notes payable of $74,882, and amortization of deferred debt discount of $125,877 during the nine month 2007 period.

Other Expense/Income.    In June 2007, the Company recorded an accrual of $149,976 for partial liquidated damages required by the terms of the registration rights agreements in connection with the January 2007 private placement issuances, for failure to cause a registration statement to be declared effective by the required date. During the nine months ended September 30, 2006, the Company recognized a gain of $114,339 in connection with the forgiveness of debt.

Net Loss.    The Company recorded a net loss of $5,774,846 for the nine months ended September 30, 2007, as compared to a net loss of $236,898 for the nine months ended September 30, 2006. The net loss was primarily attributable to certain non-recurring costs associated with the

Company’s recent equity and debt financing recorded to general and administrative expenses, recurring costs associated with transitioning from a private to public company, and market and capacity expansion initiatives. We believe that net losses will continue as we make required additions to our sales, engineering and administrative personnel and network in order to increase revenues and subscriber growth.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues.    During the three months ended September 30, 2007, we had revenues of $1,764,689, as compared to revenues of $1,631,479 during the three months ended September 30, 2006, representing an increase of approximately 8.2%. This increase was primarily attributable to increases in the average revenue per user (ARPU) and the growth of our network subscriber base. As shown below, the ARPU of total subscribers increased to $694 during the three months ended September 30, 2007 from $669 in the three months ended June 30, 2007 and $657 in the three months ended March 31, 2007 as subscribers are gravitating to higher bandwidth products offered by the Company. The ARPU of new subscribers signed up in the quarter decreased from $984 to $879, down 10.7%.

Customer churn, represented as a percent of revenue lost on a monthly basis from subscribers disconnecting from our network, averaged 1.28% for the three months ended September 30, 2007 as compared to 1.87% for the three months ended June 30, 2007 and 1.27% for the three months ended March 31, 2007.

The following metrics are used to track revenue performance trends:

Quarterly Operating Metrics(1)	March 31, 2007	June 30, 2007	September 30, 2007
Revenue	$1,580,699	$1,632,061	$1,764,689
Sequential Growth	1.1%	3.2%	8.1%
ARPU(2)	$657	$669	$694
ARPU of new subscriber additions(3)	$865	$984	$879
Average Revenue per trained sales agent(4)	$1,095	$1,131	$1,067
Churn(5)	1.27%	1.87%	1.28%

(1)	Information is calculated for each quarter as a stand-alone period, and the sum of the three quarters may not equal our reported results for the nine month period.
(2)	ARPU is the average revenue per user per month which is calculated by dividing the average number of subscribers on the network into the total average revenue for the period.
(3)	ARPU of new subscriber additions is calculated by dividing the total number of new subscribers added in the period into monthly recurring revenue generated from those subscribers.
(4)	Average revenue per trained sales agent is the average of the new recurring revenue brought in by trained sales agents per month per agent. A trained sales agent is defined as a sales agent that was employed by the company during the period and has been employed by the company for a minimum of 90 days.
(5)	The churn percentage represents the monthly recurring revenue lost during the period as a percentage of total revenue.

Operating Loss.    Operating expenses, which consist of cost of revenues, depreciation, customer support services, selling, and general and administrative costs, totaled $3,958,075 for the three months ended September 30, 2007, as compared to $1,702,325 for the three months ended September 30, 2006, an increase of approximately 132.5% the components of which are discussed in further detail below. As a result of the increased expense level, our operating loss for the three months ended September 30, 2007 increased to $2,193,386, as compared to our loss of $70,846 for the three months ended September 30, 2006.

Cost of Revenues.    Cost of revenues, which consists of tower rental charges, bandwidth purchases, and related engineering costs and overhead, exclusive of depreciation, totaled $715,728 for the three months ended September 30, 2007, as compared to $426,929 for the three months ended September 30, 2006, resulting in gross margins, before depreciation, of 59.4% and 73.8%, respectively, a decrease of 14.4%. The decreased margin is the result of increases in both tower rent expense and bandwidth purchases, increases in network supplies and shipping costs, as well as additional network staffing in the period. Tower rent expense increased by approximately $76,000 in the three months resulting primarily from our January 2007 acquisition of a fixed wireless network in Seattle, Washington, as well as our expansion into the Miami market. We also expanded our presence in the Los Angeles market. Bandwidth purchases increased by approximately $56,000 during the period. Network supplies and shipping costs increased approximately $41,000 during the period. In addition, network engineering and network personnel staffing increased by approximately $91,000 as a result of new hires associated with the increased capacity.

Depreciation Expense.    Depreciation expense totaled $501,889 for the three months ended September 30, 2007, as compared to $305,637 for the three months ended September 30, 2006, representing an increase of 64.2%. This increase was the result of increased purchases of capital equipment used to expand our market and geographic capacity.

Customer Support Services.    Customer support services totaled $184,197 for the three months ended September 30, 2007, as compared to $129,009 for the three months ended September 30, 2006, representing an increase of 42.8%. This increase is the result of new hires throughout 2007 to meet the needs of our growing customer base.

Selling Expenses.    Selling expenses, which consist primarily of commissions, salaries and advertising expenses, totaled $1,049,907 for the three months ended September 30, 2007, as compared to $253,518 for the three months ended September 30, 2006, representing an increase of approximately 314.1%. Of this increase, approximately $637,000 relates to the expansion of our sales force and sales support team, which is expected to continue as we pursue market expansion and revenue growth opportunities. Other selling expenses, including advertising, travel, dues and subscriptions, increased by approximately $159,000.

General and Administrative Expenses.    General and administrative expenses, which consist of salaries and overhead expenses, totaled $1,506,354 for the three months ended September 30, 2007, as compared to $587,232 for the three months ended September 30, 2006, representing an increase of approximately 156.5%. This increase was partly attributable to recurring and non-recurring expenses incurred and associated with the transition from a private to a public company. Increases in professional fees, director-related costs and printing costs totaled approximately $276,000 during the period.

Approximately $375,000 was expended on administrative staffing increases, which are expected to continue as we pursue market expansion and revenue growth opportunities. Software costs increased by approximately $54,000 as a result of the increase in the number of licensed users. Stock-based compensation also increased by approximately $256,000 from the same three months in 2006.

Interest Income.    Interest income for the three months ended September 30, 2007 totaled $596,593 as compared to $190 for the prior year period. This increase is attributable to the capital raising efforts of January 2007 and June 2007, which resulted in net proceeds of $51.6 million invested in various money market funds.

Interest Expense.    The Company recorded interest expense of $132,961 for the three months ended September 30, 2007, as compared to interest expense of $50,432 for the three months ended September 30, 2006. This increase was primarily attributable to accrued interest expense of $70,000 on the Debentures and $58,473 of combined amortization of Debenture placement costs and deferred debt during the three month period, as compared to approximately $44,000 of interest expense in connection with shareholder loans in the prior year period.

Net Loss.    The Company recorded a net loss of $1,745,741 for the three months ended September 30, 2007, as compared to a net loss of $121,088 for the three months ended September 30, 2006. Our net loss was primarily attributable to recurring costs associated with transitioning from a private to public company, as well as market and capacity expansion initiatives. We believe that net losses will continue as we make required additions to our sales, engineering and administrative personnel and network in order to increase revenues and subscriber growth.

Liquidity and Capital Resources

As of September 30, 2007 and December 31, 2006, we had cash and cash equivalents of $44,655,987 and $160,363, respectively. Cash and cash equivalents are invested in various Aaa rated institutional money market funds. This increase is attributable to equity and debt financing activities which raised approximately $51.6 million of net proceeds, offset by $6,989,266 used in operating and investing activities during the period. We have historically met our liquidity requirements from a variety of sources, including internally generated cash, short and long-term borrowings and the sale of equity securities.

Net Cash Used in/Provided by Operating Activities.    Net cash used in operating activities totaled $2,604,509 for the nine months ended September 30, 2007, as compared to net cash provided by operating activities of $649,757 for the period ended September 30, 2006. This decrease was primarily due to the higher operating expenses incurred in the 2007 period resulting in our $5.8 million loss for the period.

Net Cash Used in Investing Activities.    Net cash used in investing activities totaled $4,384,757 for the nine months ended September 30, 2007, as compared to $649,037 for the nine months ended September 30, 2006 and was primarily attributable to capital expenditures of $4,294,055 and FCC license purchases of $125,000. Approximately $1.6 million was expended upgrading our network and increasing its capabilities and capacity, approximately $805,000 was spent on customer premise equipment and related installation costs, approximately $994,000 was spent on the addition of four new points of presence and the Company also incurred approximately $792,000 of costs associated with expansion of its Middletown, RI call center facility.

Net Cash Provided By Financing Activities.    Net cash provided by financing activities totaled $51,484,890 for the nine months ended September 30, 2007, as compared to $201,870 for the nine months ended September 30, 2006. The increase is directly attributable to the Company issuing 5.1 million shares of common stock at approximately $2.25 per share and the sale of $3.5 million of debentures producing total net proceeds to the Company of approximately $14.4 million in January 2007 plus net proceeds of $37.2 million from the issuance of 10.0 million shares of common stock at $4.00 per share in June 2007. Other financing activities included the repayment of $200,000 stockholder notes and proceeds of $119,973 from warrants exercised.

Working Capital.    As of September 30, 2007, we had working capital of $42,902,447 due primarily to our capital raising activities in 2007. We believe that our current operating activities, together with the money raised, will enable us to meet our anticipated cash requirements for 2007.

Private Placement

In connection with the reverse merger in January 2007, we completed a private placement, pursuant to which we issued 5,110,056 shares of common stock at a price of $2.25 per share and five-year warrants to purchase 2,555,030 shares of common stock at an exercise price of $4.50 per share for aggregate gross proceeds of $11,497,625. In connection with this private placement, we incurred placement agent fees of approximately $446,400, and issued the placement agent five-year warrants to purchase an aggregate of 140,916 shares of common stock at an exercise price of $4.50 per share. In addition, we incurred other professional fees and expenses totaling approximately $186,000 in connection with the reverse merger and private placement.

Senior Convertible Debentures

In conjunction with our reverse merger in January 2007, we also sold $3,500,000 of senior convertible debentures. These debentures require quarterly interest-only payments of 8% per annum and mature on December 31, 2009. The debentures are convertible into shares of common stock at a conversion price of $2.75 per share, subject to certain limitations. In addition, holders of the debentures received five-year warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $4.00 per share and five-year warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $6.00 per share.

In connection with the issuance of the debentures, we incurred placement agent fees totaling approximately $140,000, and issued to such placement agent a five-year warrant to purchase 63,636 shares of common stock at an exercise price of $4.50 per share. This warrant had an estimated fair value of $34,750.

Subsequent Registered Offering

On June 11, 2007 the Company issued 10,000,000 shares of common stock in connection with a subsequent registered direct offering (the ‘‘Subsequent Registered Offering’’) at $4.00 per share, resulting in gross proceeds of $40,000,000. In connection with the Subsequent Registered Offering, the Company incurred placement agent fees of $2,800,000 and issued warrants to purchase 300,000 shares of common stock to the placement agents at an exercise price of $4.00 per share for a period of five years.

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

Basis of Presentation.    The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of September 30, 2007 and the results of its operations and its cash flows for the nine months ended September 30, 2007 and 2006 not misleading. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2006 and 2005 contained in Form 8-K/A filed on March 19, 2007.

Operating results for the nine months ended September 30, 2007 are not necessarily indicative of results that would be expected for the year ending December 31, 2007.

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

Revenue Recognition.    Revenues are recognized at the time access to our services is made available to customers. Contractual arrangements range from one to three years. Deferred revenues are recognized as a liability when billings are received in advance of the date when revenues are earned. Our revenue arrangements with multiple deliverables under Emerging Issues Task Force Issue (‘‘EITF’’) 00-21 are deemed to be immaterial.

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

Item 3.    Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (September 30, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (‘‘SEC’’) rules and forms. There were no changes in our internal control over financial reporting during the three month period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.    Exhibits

Exhibit Number	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION
Dated: November 7, 2007	By:	/s/ Jeffrey M. Thompson
Jeffrey M. Thompson Chief Executive Officer (President and Principal Executive Officer)
Dated: November 7, 2007	By:	/s/ George E. Kilguss, III
George E. Kilguss, III Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer