Form 10KSB
period 2007-12-31
TOWERSTREAM CORP
filed 2008-03-19
CIK 1349437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to_______

Commission file number 001-33449

TOWERSTREAM CORPORATION
(Name of small business issuer in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-8259086 (I.R.S. Employer Identification No.)

55 Hammarlund Way Middletown, Rhode Island (Address of principal executive offices)	02842 (Zip Code)

Issuer’s telephone number (401) 848-5848

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The revenues for the year ended December 31, 2007, the most recent fiscal year, were $6,883,343.

As of March 12, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $46,297,945 (based on the last sales price of the issuer’s common stock on March 12, 2008).

34,537,718 shares of Common Stock, par value $0.001 per share, were outstanding as of March 12, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the issuer’s definitive proxy statement for its 2008 annual meeting of stockholders, to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2007, have been incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TOWERSTREAM CORPORATION

i

PART I

Forward-Looking Statements

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

Item 1. Description of Business.

Towerstream Corporation (“Towerstream”, “we”, “us”, “our” or the “Company”) provides fixed wireless broadband services to commercial users based on a traditional monthly subscription model. Through transmissions over both regulated and unregulated radio spectrum, we offer customers high speed Internet access over a fixed wireless network, which supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. We are currently providing service to approximately 900 business customers utilizing fixed wireless technology in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Providence and Newport, Rhode Island.

We tailor our service offerings to satisfy customer needs based principally upon size. We offer customers bandwidth connections ranging from 0.5 megabits per second up to 1 gigabit per second. As companies grow, they can increase their bandwidth at any time in a variety of bits per second increments, usually without additional installation or equipment charges. Furthermore, regardless of business size and connection package, we guarantee uptime, latency and throughput by offering customers technical credits against their bill for periods of down time.

Our Networks

We establish proprietary wireless networks in each of the markets we serve by installing antennae on towers, building rooftops or other structures to send and receive wireless signals. We connect the customer to our Wireless Ring in the Sky, which has no single point of failure. This ring is fed by multiple lead Internet providers located at opposite ends of our service cities. We believe that we are the only wireless broadband provider that offers true separate egress for true redundancy. For new markets we enter, after installing our wireless base stations and establishing our wireless ring, we generally can activate new customers within two to seven business days of receiving an order. Our coverage area can be accessed by customers within approximately 10 miles of our installed base stations, depending upon location and line of sight access.

Market Coverage

We intend to grow our business by deploying our service more broadly and seeking to rapidly increase our subscriber base. We intend to deploy our wireless broadband network broadly both in terms of geography and categories of commercial and business subscribers. We intend to increase the number of geographic markets we serve, taking advantage of a staged roll-out model to deploy our services throughout major additional United States markets. We also plan to service a wide a range of commercial subscribers, from small businesses to large enterprises.

We determine which geographic markets to enter by assessing a number of criteria in four broad categories. First, we evaluate our ability to deploy our service in a given market, taking into consideration our spectrum position, the availability of towers and zoning constraints. Second, we assess the market by evaluating the number of competitors, existing price points, demographic characteristics and distribution channels. Third, we evaluate the economic potential of the market, focusing on our forecasts of revenue growth opportunities and capital requirements. Finally, we look at market clustering opportunities and other cost efficiencies that might be realized. Based on this approach, as of December 31, 2007, we offered wireless broadband connectivity in eight markets covering approximately 48% of small and medium business (5 to 249 employees) in the top 20 metropolitan statistical areas.

Sales and Marketing

We hire salespeople to sell our services directly to subscribers. As of December 31, 2007, we employed 95 salespeople. We generally compensate these employees on a salary plus commission basis.

Our indirect sales channels include a variety of authorized representatives, such as integrators, resellers, and online operators. Authorized representatives assist in developing awareness of and demand for our service by promoting our services and brand as part of their own advertising and direct marketing campaigns. Such representatives are compensated either on a one-time referral fee basis or through the payment of a residual of between 7% to 18% of revenue referred by such representatives, based on volume.

We expect our marketing channels to shift toward our lower-cost direct sales force channels. Over time, we expect we will become increasingly focused on new market development.

Competition

The market for broadband services is highly competitive, and includes companies that offer a variety of services using a number of distinctly different technological platforms, such as cable networks, digital subscriber lines (“DSL”), third-generation cellular, satellite, wireless Internet service and other emerging technologies. We compete with these companies on the basis of the portability, ease of use, speed and price of our respective services. Competitors to our wireless broadband services include:

Incumbent Local Exchange Carriers and Common Local Exchange Carriers

We face competition from traditional wireline operators in terms of price, performance, discounted rates for bundles of services, breadth of service, reliability, network security, and ease of access and use. In particular, we face competition from traditional wireline companies like Verizon Communications Inc., Qwest Corporation and AT&T Inc., all of which are so called ‘‘incumbent local exchange carriers,’’ as well as Covad Communications Group, Inc., Speakeasy, Inc., XO Communications, LLC, MegaPath Networks Inc., and Choice One Communications Inc., all of which are so called ‘‘common local exchange carriers.’’

Cable Modem and DSL Services

We compete with companies that provide Internet connectivity through cable modems or DSL. Principal competitors include cable companies, such as Comcast Corporation, and incumbent telephone companies, such as AT&T Inc. or Verizon Communications Inc. Both the cable and telephone companies deploy their services over wired networks initially designed for voice and one-way data transmission that have subsequently been upgraded to provide for additional services.

Cellular and PCS Services

Cellular and personal communications service (“PCS”), carriers are seeking to expand their capacity to provide data and voice services that are superior to ours. These providers have substantially broader geographic coverage than we have and, for the foreseeable future, than we expect to have. If one or more of these providers can deploy technologies that compete effectively with our services, the mobility and coverage offered by these carriers will provide even greater competition than we currently face. Moreover, more advanced cellular and PCS technologies, such as third generation mobile technologies, currently offer broadband service with packet data transfer speeds of up to 2,000,000 bits per second for fixed applications, and slower speeds for mobile applications. We expect that third generation technology will be improved to increase connectivity speeds to make it more suitable for a range of advanced applications.

Wireless Broadband Service Providers

We also face competition from other wireless broadband service providers that use licensed and unlicensed spectrum. In addition to these commercial operators, many local governments, universities and other governmental or quasi-governmental entities are providing or subsidizing ‘‘WiFi’’ networks over unlicensed spectrum, in some cases at no cost to the user. There exist numerous small local urban and rural wireless operations offering local services that could compete with us in certain of our present or planned geographic markets. In addition, Sprint Nextel Corporation holds 2.5GHz licenses throughout the United States and has announced plans to invest $3 billion in building out a nationwide WiMAX-based network throughout the United States. Clearwire Corporation also offers wireless high speed Internet access utilizing WiMAX-based technology in various markets and has indicated that it intends to offer this service throughout the United States.

Satellite

Satellite providers, such as WildBlue Communications, Inc. and Hughes Network Systems, LLC, offer broadband data services that address a niche market, mainly less densely populated areas that are unserved or underserved by competing service providers. Although satellite offers service to a large geographic area, latency caused by the time it takes for the signal to travel to and from the satellite may challenge satellite providers’ ability to provide some services, such as Voice over Internet Protocol (“VoIP”), which reduces the size of the addressable market.

Other

We believe other emerging technologies may also seek to enter the broadband services market. For example, we are aware that several power generation and distribution companies are seeking to develop or have already offered commercial broadband Internet services over existing electric power lines.

Competitive Strengths

Even though we face substantial existing and prospective competition, we believe that we have a number of competitive advantages that will allow us to retain existing customers and attract new customers to our company over time.

Reliability

As compared to cellular, cable and DSL networks that generally rely on infrastructure originally designed for non-broadband purposes, our network was designed specifically to support wireless broadband services. We also connect the customer to our Wireless Ring in the Sky, which has no single point of failure. This ring is fed by multiple lead Internet providers located at opposite ends of our service cities and connected to our national ring which is fed by multiple leading carriers. We believe that we are the only wireless broadband provider that offers true separate egress for true redundancy. With DSL and cable offerings, all wires are rendered dead by one backhoe swipe or switch failure. Our Wireless Ring in the Sky is backhoe-proof and weather-proof. As a result of these factors, our network has historically experienced reliability rates of approximately 99%.

Value

We own our entire network, which enables us to price our services lower than most of our competitors. Specifically, we are able to offer competitive prices, as we do not pass along a local loop charge to our customers, because we do not have to buy one from the telephone company.

Efficient Economic Model

Our economic model is characterized by low fixed capital and operating expenditures relative to other wireless and wireline broadband service providers. We own our entire network, dispensing with the costs involved in using lines owned by telephone or cable companies. Our system is expandable and covers an area up to several miles away from each tower, which will enable us to realize incremental savings in our build-out costs as our subscriber base grows.

Experienced Management Team

Our executive management has over 60 years of combined experience in the communications industry with companies such as Bell Atlantic Corp. and The New England Telephone and Telegraph Company.

Corporate History

We were organized in the State of Nevada on June 2, 2005, and became a public shell company, as defined by the Securities and Exchange Commission. On January 4, 2007, we merged with and into a wholly-owned Delaware subsidiary, for the sole purpose of changing our state of incorporation to Delaware. On January 12, 2007, a wholly-owned subsidiary of ours merged with and into a private company, Towerstream Corporation, with Towerstream Corporation being the surviving company. Upon closing of the merger, we discontinued our former business and succeeded to the business of Towerstream Corporation as our sole line of business. At the same time, we also changed our name to Towerstream Corporation and, our subsidiary, Towerstream Corporation, changed its name to Towerstream I, Inc.

Regulatory Matters

Wireless broadband services are subject to regulation by the Federal Communications Commission (“FCC”). At the federal level, the FCC has jurisdiction over wireless transmissions over the electromagnetic spectrum and all interstate telecommunications services. State regulatory commissions have jurisdiction over intrastate communications. Municipalities may regulate limited aspects of our business by, for example, imposing zoning requirements and requiring installation permits.

Telecommunications Regulation

Our wireless broadband systems can be used to provide Internet access service and VPNs. In a decision in March 2007, the FCC has classified wireless broadband Internet access service as an interstate information services that is regulated under Title I of the Communications Act of 1934, as amended. Accordingly, most regulations that apply to telephone companies and other common carriers do not apply to our wireless broadband Internet access service. For example, we are not currently required to contribute a percentage of gross revenues from our Internet access services to universal service funds used to support local telephone service and advanced telecommunications services for schools, libraries and rural health care facilities (‘‘USF Fees’’).

We are not required to file tariffs with the FCC, setting forth the rates, terms, and conditions of our Internet access service. The FCC, however, is currently considering whether to impose various consumer protection obligations, similar to Title II obligations, on wireless broadband Internet access providers. These requirements may include obligations related to truth-in-billing, slamming, discontinuing service, customer proprietary network information and federal universal service funds mechanisms. Internet access providers are currently subject to generally applicable state consumer protection laws enforced by state Attorneys General and general Federal Trade Commission consumer protection rules.

On August 5, 2005, the FCC adopted an Order finding that both facilities-based broadband Internet access providers are subject to the Communications Assistance for Law Enforcement Act (“CALEA”), which requires service providers covered by that statute to build certain law enforcement surveillance assistance capabilities into their communications networks. The FCC required facilities-based broadband Internet access providers to comply with CALEA requirements by May 14, 2007. We have complied with such CALEA requirements.

On May 3, 2006, the FCC adopted an additional Order addressing CALEA compliance obligations of these providers. In that order, the FCC: (i) affirmed the May 14, 2007 compliance deadline; (ii) indicated compliance standards are to be developed by the industry within the telecommunications standards-setting bodies working together with law enforcement; (iii) permitted the use of certain third parties to satisfy CALEA compliance obligations; (iv) restricted the availability of compliance extensions; (v) concluded that facilities-based broadband Internet access providers are responsible for any CALEA development and implementation costs; (vi) declared that the FCC may pursue enforcement action, in addition to remedies available through the courts, against any non-compliant provider; and (vii) adopted interim progress report filing requirements.

Broadband Internet-related and Internet protocol-services regulatory policies are continuing to develop, and it is possible that our broadband Internet access could be subject to additional regulations in the future. The extent of the regulations that will ultimately be applicable to these services and the impact of such regulations on the ability of providers to compete are currently unknown.

Spectrum Regulation

The FCC routinely reviews its spectrum policies and may change its position on spectrum allocations from time to time. We believe that the FCC is committed to allocating spectrum to support wireless broadband deployment throughout the United States and will continue to modify its regulations to foster such deployment, which will help us implement our existing and future business plans.

Internet Taxation

The Internet Tax Freedom Act, which was signed into law in October 2007, extended a moratorium on taxes on Internet access and multiple, discriminatory taxes on electric commerce. This moratorium had previously expired in November 2007, and as with the preceding Internet Tax Freedom Act, ‘‘grandfathered’’ states that taxed Internet access prior to October 1998 to allow them to continue to do so. Certain states have enacted various taxes on Internet access or electronic commerce, and selected states’ taxes are being contested on a variety of bases. However, state tax laws may not be successfully contested and future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce may arise, any of which could increase the cost of providing Internet services, which could, in turn, materially adversely affect our business.

Employees

As of December 31, 2007 we had approximately 157 employees, all of which are full-time employees. We believe our employee relations are good.

Risk Factors

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below and other information contained in this annual report, including our financial statements and related notes before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In that case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Relating to Our Business

We may be unable to successfully execute any of our identified business opportunities or other business opportunities that we determine to pursue.

We currently have a limited corporate infrastructure. In order to pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

•	the ability of our equipment, our equipment suppliers or our service providers to perform as we expect;

•	the ability of our services to achieve market acceptance;

•	our ability to execute our business strategy, which could be affected by our limited experience in providing fixed, high-speed wireless broadband services;

•	our ability to manage our third party relationships effectively;

•	our ability to negotiate acceptable agreements to secure suitable locations for our equipment, such as desirable rooftop antenna lease locations;

•	our ability to manage the expansion of our operations and any acquisitions we may make, which could result in increased costs, high employee turnover or damage to customer relationships;

•	our ability to attract and retain qualified personnel, which may be affected by the significant competition in our industry for persons experienced in network operations and engineering;

•	equipment failure or interruption of service, which could adversely affect our reputation and our relations with our customers;

•	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve; and

•	our ability to raise substantial additional capital to fund our growth.

Our failure to adequately address any one or more of the above factors could have a significant impact on our ability to implement our business plan with respect to fixed, high-speed wireless broadband services and our ability to pursue other opportunities that arise, which might negatively affect our business.

We depend on the continued availability of leases or licenses for our communications equipment.

We have constructed proprietary networks in each of the markets we serve by installing antennae on rooftops, cellular towers and other structures pursuant to lease or license agreements to send and receive wireless signals necessary for our network. We typically seek five year initial terms for our leases with three to five year renewal options. Such renewal options are generally exercisable at our discretion before the expiration of each term in which to terminate the agreement. If these leases are terminated or if the owners of these structures are unwilling to continue to enter into leases or licenses with us in the future, we would be forced to seek alternative arrangements with other providers. If we are unable to continue to obtain or renew such leases on satisfactory terms, our business would be harmed.

Our business depends on a strong brand, and if we do not maintain and enhance our brand, our ability to attract and retain subscribers may be impaired and our business and operating results may be harmed.

We believe that our brand is a critical part of our business. Maintaining and enhancing our brand may require us to make substantial investments with no assurance that these investments will be successful. If we fail to promote and maintain the “Towerstream” brand, or if we incur significant expenses in this effort, our business, prospects, operating results and financial condition may be harmed. We anticipate that maintaining and enhancing our brand will become increasingly important, difficult and expensive.

We may from time to time pursue acquisitions that we believe complement our existing operations, which involves risks that could adversely affect our business.

Growth by acquisition involves risks that could adversely affect our business, including the diversion of management time from operations to pursue and complete acquisitions, and difficulties in integrating additional operations and personnel of acquired companies. In addition, any future acquisitions could result in significant costs, the incurrence of additional indebtedness or issuance of equity securities to fund the acquisition and contingent or undisclosed liabilities, all of which could materially adversely affect our business, financial condition and results of operations.

In connection with any future acquisition, we generally will seek to minimize the impact of contingent and undisclosed liabilities by obtaining indemnities and warranties from the seller that may be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to their limited scope, amount or duration, the financial limitations of the indemnitor or warrantor, or for other reasons.

We have a history of operating losses and expect to continue suffering losses for the foreseeable future.

Our current business was launched in 1999. Our current business has incurred losses in each year of operation. Prior to our reverse merger in January 2007, Towerstream operated as an S corporation and recorded a net loss in 2006 of $811,531. The accumulated deficit of the S corporation as of December 31, 2006 was $8,213,002. Concurrently with our reverse merger, we elected to operate as a C corporation, and recorded a net loss of $8,501,725 in the year 2007. As of December 31, 2007, our accumulated deficit was $8,501,725, which included a recapitalization adjustment to eliminate the S corporation deficit. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we expand our sales force, develop our network, expand our markets, undertake acquisitions, acquire spectrum and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our anticipated expenses.

If we are unable to execute our business strategy and grow our business, either as a result of the risks identified in this section or for any other reason, our business, prospects, financial condition and results of operations will be adversely affected.

Our business may require additional capital for continued growth, and our growth may be slowed if we do not have sufficient capital.

The continued growth and operation of our business may require additional funding for working capital, debt service, the enhancement and upgrade of our network, the build-out of infrastructure to expand our coverage, possible acquisitions, and possible bids to acquire spectrum licenses. In addition, we must use a portion of our cash flows from operations and other available cash to make payments of principal and interest on our debt, thereby reducing funds that could be available for other purposes, such as working capital, the enhancement and upgrade of our network, the build-out of infrastructure to expand our coverage, possible acquisitions and possible bids to acquire spectrum licenses. We may be unable to secure such funding when needed in adequate amounts or on acceptable terms, if at all. To execute our business strategy, we may issue additional equity securities in public or private offerings, potentially at a price lower than the market price at the time of such issuance. Similarly, we may seek additional debt financing, and may be forced to incur significant interest expense. If we cannot secure sufficient funding, we may be forced to forego strategic opportunities or delay, scale back or eliminate network deployments, operations, acquisitions, spectrum bids and other investments.

Our indebtedness and restrictive debt covenants could limit our financing options and liquidity position, which would limit our ability to grow our business.

In January 2007, we issued our 8% senior convertible debentures, due December 31, 2009 in an aggregate principal amount of $3,500,000. As of January 2008, $2,750,000 of principal remains outstanding under the 8% convertible debentures. The terms of our indebtedness could have negative consequences to the holders of our common stock, such as:

•	we may be unable to obtain additional financing to fund working capital, operating losses, capital expenditures or acquisitions on terms acceptable to us, or at all;

•	we may be unable to refinance our indebtedness on terms acceptable to us, or at all; and

•	we may be more vulnerable to economic downturns and limit our ability to withstand competitive pressures.

Additionally, covenants in the securities purchase agreement governing our debentures impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

•	pay cash dividends to our stockholders;

•	incur additional indebtedness;

•	permit liens on or conduct sales of assets; and

•	engage in transactions with affiliates.

These restrictions may limit our ability to obtain additional financing, withstand downturns in our business and take advantage of business opportunities. Moreover, we may seek additional debt financing on terms that include more restrictive covenants, may require repayment on an accelerated schedule or may impose other obligations that limit our ability to grow our business, acquire needed assets, or take other actions we might otherwise consider appropriate or desirable.

Many of our competitors are better established and have resources significantly greater than we have, which may make it difficult to attract and retain subscribers.

The market for broadband and related services is highly competitive, and we compete with several other companies within each of our markets. Many of our competitors are well established with larger and better developed networks and support systems, longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we have. Our competitors may subsidize competing services with revenue from other sources and, thus, may offer their products and services at prices lower than ours. Our competitors may also reduce the prices of their services significantly or may offer broadband connectivity packaged with other products or services. We may not be able to reduce our prices or otherwise combine our services with other products or services, which may make it more difficult to attract and retain subscribers. In addition, new competitors may emerge for our primarily commercial and business customer base from businesses primarily engaged in providing residential services to consumers.

Many of our competitors are better established or have greater financial resources than we have. Our competitors include:

•	cable operators offering high-speed Internet connectivity services and voice communications;

•	incumbent and competitive local exchange carriers providing DSL services over existing wide, metropolitan, and local area networks;

•
third generation (“3G”), cellular, PCS, and other wireless providers offering wireless broadband services and capabilities, including developments in existing cellular and PCS technology that may increase network speeds or have other advantages over our services;

•	Internet service providers offering dial-up Internet connectivity;

•	municipalities and other entities operating free or subsidized networks;

•	providers of VoIP telephone services;

•	wireless Internet service providers using licensed or unlicensed spectrum;

•	satellite and fixed wireless service providers offering or developing broadband Internet connectivity and VoIP telephony;

•	electric utilities and other providers offering or planning to offer broadband Internet connectivity over power lines; and

•	resellers providing wireless Internet service by “piggy-backing” on DSL or networks operated by others.

We expect other existing and prospective competitors to adopt technologies or business plans similar to ours, or seek other means to develop services competitive with ours, particularly if our services prove to be attractive in our target markets. This competition may make it difficult to attract and retain subscribers.

We may experience difficulties in constructing, upgrading and maintaining our network, which could adversely affect customer satisfaction, increase subscriber turnover and reduce our revenues.

Our success depends on developing and providing products and services that give subscribers high quality Internet connectivity. If the number of subscribers using our network and the complexity of our products and services increase, we will require more infrastructure and network resources to maintain the quality of our services. Consequently, we may be required to make substantial investments to construct and improve our facilities and equipment and to upgrade our technology and network infrastructure. If we do not implement these developments successfully, or if we experience inefficiencies, operational failures, or unforeseen costs during implementation, the quality of our products and services could decline.

We may experience quality deficiencies, cost overruns and delays in implementing our network improvements and expansion, in maintenance and upgrade projects, including the portions of those projects not within our control or the control of our contractors. Our network requires the receipt of permits and approvals from numerous governmental bodies, including municipalities and zoning boards. Such bodies often limit the expansion of transmission towers and other construction necessary for our business. Failure to receive approvals in a timely fashion can delay system rollouts and raise the cost of completing projects. In addition, we typically are required to obtain rights from land, building or tower owners to install our antennae and other equipment to provide service to our subscribers. We may not be able to obtain, on terms acceptable to us, or at all, the rights necessary to construct our network and expand our services.

We also face challenges in managing and operating our network. These challenges include operating, maintaining and upgrading network and customer premise equipment to accommodate increased traffic or technological advances, and managing the sales, advertising, customer support, billing and collection functions of our business while providing reliable network service at expected speeds and quality. Our failure in any of these areas could adversely affect customer satisfaction, increase subscriber turnover or churn, increase our costs and decrease our revenues.

If we do not obtain and maintain rights to use licensed spectrum in one or more markets, we may be unable to operate in these markets which could negatively impact our ability to execute our business strategy. To the extent we secure licensed spectrum, we face increased operational costs, greater regulatory scrutiny and may become subject to arbitrary government decision making.

Since we provide our services in some markets by using licensed spectrum, we must secure and maintain sufficient rights to use licensed spectrum by obtaining licenses or long-term leases in those markets. Obtaining licensed spectrum can be a long and difficult process that can be costly and require a disproportionate amount of our management resources, and may require us to incur significant indebtedness or secure additional capital. We may not be successful in our efforts to secure financing and may not be deemed a qualified bidder due to our small size or our creditworthiness, or be able to acquire, lease, or maintain the spectrum necessary to execute our strategy.

Licensed spectrum, whether owned or leased, poses additional risks, including:

•	inability to satisfy build-out or service deployment requirements upon which spectrum licenses or leases are, or may be, conditioned;

•	increases in spectrum acquisition costs or complexity;

•	competitive bids, pre-bid qualifications, and post-bid requirements for spectrum acquisitions, in which we may not be successful leading to, among other things, increased competition;

•	adverse changes to regulations governing spectrum rights;

•	the risk that spectrum acquired or leased will not be commercially usable or free of damaging interference from licensed or unlicensed operators in our or adjacent bands;

•	contractual disputes with, or the bankruptcy or other reorganization of, the license holders, which could adversely affect control over the spectrum subject to such licenses;

•	failure of the FCC or other regulators to renew spectrum licenses as they expire; and

•	invalidation of authorization to use all or a significant portion of our spectrum.

In a number of markets we utilize unlicensed spectrum, which is subject to intense competition, low barriers of entry and slowdowns due to multiple simultaneous users.

We presently utilize unlicensed spectrum in connection with our service offerings. Unlicensed or “free” spectrum is available to multiple simultaneous users and may suffer bandwidth limitations, interference, and slowdowns if the number of users exceeds traffic capacity. The availability of unlicensed spectrum is not unlimited and others do not need to obtain permits or licenses to utilize the same unlicensed spectrum that we currently or may in the future utilize, threatening our ability to reliably deliver our services. Moreover, the prevalence of unlicensed spectrum creates low barriers of entry in our business, creating the potential for heightened competition.

Interruption or failure of our information technology and communications systems could impair our ability to provide our services, which could damage our reputation and harm our operating results.

Our services depend on the continuing operation of our information technology and communications systems. We have experienced service interruptions in the past and may experience service interruptions or system failures in the future. Any unscheduled service interruption adversely affects our ability to operate our business and could result in an immediate loss of revenues. If we experience frequent or persistent system or network failures, our reputation could be permanently harmed. We may need to make significant capital expenditures to increase the reliability of our systems, but these capital expenditures may not achieve the results we expect.

Excessive customer churn may adversely affect our financial performance by slowing customer growth, increasing costs and reducing revenues.

The successful implementation of our business plan depends upon controlling customer churn. Customer churn is a measure of customers who stop using our services. Customer churn could increase as a result of:

•	billing errors and/or general reduction in the quality of our customer service;

•	interruptions to the delivery of services to customers over our network; and

•
the availability of competing technology, such as cable modems, DSL, third-generation cellular, satellite, wireless internet service and other emerging technologies, some of which may, from time to time, be less expensive or technologically superior to those offered by us.

An increase in customer churn can lead to slower customer growth, increased costs and a reduction in revenues.

If our strategy is unsuccessful, we will not be profitable and our stockholders could lose their investment.

There is no track record for companies pursuing our strategy. Many fixed wireless companies that have sought to develop markets in which we operate by pursuing alternative business strategies or strategies similar to ours have failed and there is no guarantee that our strategy will be successful or profitable. If our strategy is unsuccessful, we may fail to meet our objectives and not realize the revenues or profits from the business we pursue that may cause the value of our company to decrease, thereby potentially causing our stockholders to lose their investment.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

If our business and markets continue to grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product and service offerings and in integrating acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations and cause backlogs and administrative inefficiencies.

The success of our business depends on the continuing contributions of our key personnel and our ability to attract, train and retain highly qualified personnel.

We are highly dependent on the continued services of our chairman, Philip Urso, and our chief executive officer and president, Jeffrey M. Thompson. On December 21, 2007, we entered into a two-year employment agreement with Jeffrey M. Thompson, with the option of automatic one-year renewals. We cannot guarantee that any of these persons will stay with us for any definite period. Loss of the services of any of these individuals could adversely impact our operations. We do not maintain any policies of “key man” insurance on our executives.

In addition, to successfully introduce our services in new markets and grow our business in existing markets, we must be able to attract, train, motivate and retain highly skilled and experienced technical employees. Qualified technical employees periodically are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements. We may not be able to attract and retain sufficient numbers of highly skilled technical employees in the future. The loss of technical personnel or our inability to hire or retain sufficient technical personnel at competitive rates of compensation could impair our ability to successfully grow our business and retain our existing customer base.

Any acquisitions we make could result in integration difficulties that could lead to substantial costs, delays or other operational or financial difficulties.

We may seek to expand by acquiring competing businesses, including in our current or other geographic or customer markets, including as a means to acquire spectrum. We cannot accurately predict the timing, size and success of our acquisition efforts and the associated capital commitments that might be required. We expect to face competition for acquisitions, which may limit the number of acquisition opportunities available to us and may lead to higher acquisition prices. We may not be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, into our company, without substantial costs, delays or other operational or financial difficulties. In addition, such acquisitions involve a number of other risks, including:

•	failure of the acquired businesses to achieve expected results;

•	diversion of management’s attention and resources to acquisitions;

•	failure to retain key customers or personnel of the acquired businesses;

•	disappointing quality or functionality of acquired equipment and personnel; and

•	risks associated with unanticipated events, liabilities or contingencies.

Client dissatisfaction with, or performance problems of, a single acquired business could negatively affect our reputation. The inability to acquire businesses on reasonable terms or successfully integrate and manage acquired companies, or the occurrence of performance problems at acquired companies, could result in dilution, unfavorable accounting treatment or one-time charges and difficulties in successfully managing our business.

Our inability to obtain capital, use internally generated cash or debt, or use shares of our common stock to finance future acquisitions could impair the growth and expansion of our business.

The extent to which we will be able or willing to use shares of our common stock to consummate acquisitions will depend on the market value of our securities, which will vary, liquidity, which is presently limited, and the willingness of potential sellers to accept shares of our common stock as full or partial payment for their business. Using shares of our common stock for this purpose also may result in significant dilution to our then existing stockholders. To the extent that we are unable to use our common stock to make future acquisitions, our ability to grow through acquisitions may be limited by the extent to which we are able to raise capital through debt or additional equity financings. We may not be able to obtain the necessary capital to finance any acquisitions. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of any expansion or redirect resources committed to internal purposes. Our failure to use shares of our common stock to make future acquisitions may hinder our ability to actively pursue our acquisition program.

We rely on a limited number of third party suppliers that produce our network equipment and to install and maintain our network sites. If these companies fail to perform or experience delays, shortages or increased demand for their products or services, we may face shortage of components, increased costs, and may be required to suspend our network deployment and our product and service introduction.

We depend on a limited number of third party suppliers to produce and deliver products required for our networks. We also depend on a limited number of third parties to install and maintain our network facilities. We do not maintain any long term supply contracts with these manufacturers. If a manufacturer or other provider does not satisfy our requirements, or if we lose a manufacturer or any other significant provider, we may have insufficient network equipment for delivery to subscribers and for installation or maintenance of our infrastructure, and we may be forced to suspend the deployment of our network and enrollment of new subscribers, thus impairing future growth.

If our data security measures are breached, subscribers may perceive our network and services as not secure, which may adversely affect our ability to attract and retain subscribers and expose us to liability.

Network security and the authentication of a subscriber’s credentials are designed to protect unauthorized access to data on our network. Because techniques used to obtain unauthorized access to or to sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate or implement adequate preventive measures against unauthorized access or sabotage. Consequently, unauthorized parties may overcome our encryption and security systems and obtain access to data on our network, including on a device connected to our network. In addition, because we operate and control our network and our subscribers’ Internet connectivity, unauthorized access or sabotage of our network could result in damage to our network and to the computers or other devices used by our subscribers. An actual or perceived breach of network security, regardless of whether the breach is our fault, could harm public perception of the effectiveness of our security measures, adversely affect our ability to attract and retain subscribers, expose us to significant liability and adversely affect our business prospects.

In providing our services we could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we do not prevail, could also cause us to pay substantial damages and prohibit us from selling our services.

Third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including damages for past infringement if it is ultimately determined that our services infringe a third party’s proprietary rights. Further, we may be prohibited from selling or providing some of our services before we obtain additional licenses, which, if available at all, may require us to pay substantial royalties or licensing fees. Even if claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from our other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our business to be harmed and our stock price to decline.

Risks Relating to Our Industry

An economic or industry slowdown may materially and adversely affect our business.

Slowdowns in the economy or in the wireless or broadband industry may impact demand for wireless or broadband services, thereby reducing demand for our services, or negatively impact other businesses or industries, thereby reducing demand for our services by causing others to delay or abandon implementation of new systems and technologies, including wireless broadband services. Further, the war on terrorism, the threat of additional terrorist attacks, the political and economic uncertainties resulting therefrom and other unforeseen events may impose additional risks upon and adversely affect the wireless or broadband industry, and our business.

The industry in which we operate is continually evolving, which makes it difficult to evaluate our future prospects and increases the risk of an investment in our securities. Our services may become obsolete, and we may not be able to develop competitive products or services on a timely basis or at all.

The broadband and wireless services industries are characterized by rapid technological change, competitive pricing, frequent new service introductions, and evolving industry standards and regulatory requirements. We believe that our success depends on our ability to anticipate and adapt to these challenges and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties associated with our reliance on technological development, such as:

•	competition from service providers using more traditional and commercially proven means to deliver similar or alternative services;

•	competition from new service providers using more efficient, less expensive technologies, including products not yet invented or developed;

•	uncertain customer acceptance;

•	realizing economies of scale;

•	responding successfully to advances in competing technologies in a timely and cost-effective manner;

•	migration toward standards-based technology, requiring substantial capital expenditures; and

•	existing, proposed or undeveloped technologies that may render our wireless broadband services less profitable or obsolete.

As the services offered by us and our competitors develop, businesses and consumers may not accept our services as a commercially viable alternative to other means of delivering wireless broadband services. As a result, our services may become obsolete, and we may be unable to develop competitive products or services on a timely basis, or at all.

We are subject to extensive regulation that could limit or restrict our activities. If we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, and past due fees and interest, which may adversely affect our financial condition and results of operations.

Our business, including the acquisition, lease, maintenance, and use of spectrum licenses, is extensively regulated by federal, state and local governmental authorities. A number of federal, state and local privacy, security, and consumer laws also apply to our business. These regulations and their application are subject to continual change as new legislation, regulations or amendments to existing regulations are adopted from time to time by governmental or regulatory authorities, including as a result of judicial interpretations of such laws and regulations. Current regulations directly affect the breadth of services we are able to offer and may impact the rates, terms and conditions of our services. Regulation of companies that offer competing services, such as cable and DSL providers and telecommunications carriers, also affects our business.

We believe that we are not required to register with the Universal Service Administrative Company (“USAC”)as a seller of telecommunications, nor are we required to collect USF Fees from our customers or to pay USF Fees directly. It is possible, however, that the FCC may assert that we are a seller of telecommunications and that we are required to register and pay USF Fees on some or all of our gross revenues. Although we would contest any such assertion, we could become obligated to pay USF Fees, interest and penalties to USAC with respect to our gross revenues, past and/or future, from providing telecommunications and we may be unable to retroactively bill our customers for past USF Fees.

In addition, the FCC or other regulatory authorities may in the future restrict our ability to manage subscribers’ use of our network, thereby limiting our ability to prevent or address subscribers’ excessive bandwidth demands. To maintain the quality of our network and user experience, we may manage the bandwidth used by our subscribers’ applications, in part by restricting the types of applications that may be used over our network. If the FCC or other regulatory authorities were to adopt regulations that constrain our ability to employ bandwidth management practices, excessive use of bandwidth-intensive applications would likely reduce the quality of our services for all subscribers. Such decline in the quality of our services could harm our business.

The breach of a license or applicable law, even if inadvertent, can result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines. In addition, regulatory authorities may grant new licenses to third parties, resulting in greater competition in territories where we already have rights to licensed spectrum. In order to promote competition, licenses may also require that third parties be granted access to our bandwidth, frequency capacity, facilities or services. We may not be able to obtain or retain any required license, and we may not be able to renew a license on favorable terms, or at all.

Wireless broadband services may become subject to greater state or federal regulation in the future. The scope of the regulations that may apply to companies like us and the impact of such regulations on our competitive position are presently unknown and could be detrimental to our business and prospects.

Risks Relating to Our Organization

Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Our officers and directors own a substantial amount of our common stock and, therefore, exercise significant control over our corporate governance and affairs, which may result in their taking actions with which other shareholders do not agree.

Our executive officers and directors, and entities affiliated with them, control approximately 25% of our outstanding common stock (including exercisable stock options held by them). These shareholders, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other shareholders do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control, which might be in other shareholders’ best interest, but which might negatively affect the market price of our common stock.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

On January 12, 2007, we became subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting for the fiscal year ended December 31, 2007 and thereafter and to obtain a report by our independent auditors addressing these assessments for the fiscal year ending December 31, 2008 and thereafter. These reporting and other obligations will place significant demands on our management, administrative, operational, internal audit and accounting resources. We anticipate that we may need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; implement an internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business and on our stock price.

Risks Relating to Our Common Stock

We may fail to qualify for continued listing on Nasdaq, which could make it more difficult for investors to sell their shares.

On May 16, 2007, we were approved for listing on The Nasdaq Capital Market. There can be no assurance that trading of our common stock on such market will be sustained or desirable or that we can meet Nasdaq’s continued listing standards. In the event that our common stock fails to qualify for continued inclusion, our common stock could thereafter only be quoted on the OTC Bulletin Board or in what are commonly referred to as the “pink sheets.” Under such circumstances, shareholders may find it more difficult to dispose of, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers, such as financial institutions, hedge funds and other similar investors.

Our common stock may be affected by limited trading volume and price fluctuations, each of which could adversely impact the value of our common stock.

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on an investment in our common stock may be limited to the value of the stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on a shareholders investment will only occur if our stock price appreciates.

Item 2. Description of Property.

Our executive offices are currently located in Middletown, Rhode Island, where we lease approximately 42,137 square feet of space, consisting of a 17,137 square feet building at 55 Hammarlund Way for our administrative offices and a 25,000 square feet building at 88 Silva Lane for our sales call center. Our annual rent payments under the lease are approximately $527,000 through February 2010, approximately $558,000 through May 2012, and approximately $590,000 through the end of the lease. Our lease expires on October 1, 2013, with an option to renew for an additional five-year term. We do not own any real property.

Item 3. Legal Proceedings.

There are no legal proceedings pending, and we are not aware of any proceeding that a governmental authority is contemplating, against us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2007 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock was quoted on the OTC Bulletin Board from January 12, 2007 through May 30, 2007 under the symbol TWER.OB. Since May 31, 2007 our common stock has been listed on The Nasdaq Capital Market under the symbol TWER. Prior to January 12, 2007, there was no active market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board, and the high and low sales prices as reported on The Nasdaq Capital Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

FISCAL YEAR 2007	HIGH	LOW
January 12, 2007 to March 31, 2007	$11.00	$0.66
April 1, 2007 to May 30, 2007	$7.72	$6.60
May 31, 2007 to June 30, 2007	$7.75	$3.31
Third Quarter	$3.80	$2.38
Fourth Quarter	$3.20	$1.89

The last reported sales price of our common stock on The Nasdaq Capital Market on December 31, 2007 was $3.07. According to the records of our transfer agent, as of March 12, 2008, there were approximately 117 holders of record of our common stock.

Dividend Policy

In the past, we have not declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock. Rather, we intend to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes. In addition, our agreements with debenture holders and other investors restrict us from paying any cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2007, we have made the following grants under our 2007 Equity Compensation Plan and our 2007 Incentive Stock Plan:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,328,067	$2.08	2,575,855
Equity compensation plans not approved by security holders	-	-	-
Total	2,328,067	$2.08	2,575,855

Recent Sales of Unregistered Securities

None.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Prior to January 12, 2007, we were a public shell company, as defined by the Securities and Exchange Commission, without material assets or activities. On January 12, 2007, we completed a reverse merger, pursuant to which a wholly-owned subsidiary of ours merged with and into a private company, Towerstream Corporation, with such private company being the surviving company. In connection with this reverse merger, we discontinued our former business and succeeded to the business of Towerstream as our sole line of business. For financial reporting purposes, Towerstream, and not us, is considered the accounting acquiror. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of Towerstream and do not include our historical financial results. All costs associated with the reverse merger (other than financing related costs in connection with the simultaneous sale of $3,500,000 of our 8% senior convertible debentures due 2009 and warrants, and approximately $11,500,000 of units consisting of common stock and warrants) were expensed as incurred.

Overview

We provide fixed wireless broadband services to commercial users based on a traditional monthly subscription model. Through transmissions over both regulated and unregulated radio spectrum, we offer customers high speed Internet access over a fixed wireless network, which supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. We are currently providing service to approximately 900 business customers utilizing fixed wireless technology in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Providence and Newport, Rhode Island.

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

Selling expenses primarily consist of the salaries, benefits, travel and other costs of our sales and marketing teams, as well as marketing initiatives and business development expenses. General and administrative expenses primarily consist of the costs attributable to the support of our operations, such as costs related to information systems, salaries, expenses and office space costs for executive management, technical support, financial accounting, purchasing, administrative and human resources personnel, insurance, recruiting fees, legal, accounting and other professional services.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues.    During the year ended December 31, 2007, we had revenues of $6,883,343, as compared to revenues of $6,296,218 during the year ended December 31, 2006, representing an increase of 9.3%. This increase was primarily attributable to increases in the average revenue per user (“ARPU”) and the growth of our network subscriber base. As shown below, the ARPU of total subscribers increased to $725 as subscribers are gravitating to higher bandwidth products offered by us.

Customer churn, represented as a percent of revenue lost on a monthly basis from subscribers disconnecting from our network, averaged 2.03% for the three months ended December 31, 2007 compared with 1.28% for the three months ended September 30, 2007.

The following metrics are used to track revenue performance trends:

Quarterly Operating Metrics (1)	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$1,580,699	$1,632,061	$1,764,689	$1,905,894
Sequential growth	1.1%	3.2%	8.1%	8.0%
ARPU (2)	$657	$669	$694	$725
ARPU of new subscriber additions (3)	$767	$918	$748	$767
Average revenue per trained sales agent (4)	$1,095	$1,131	$1,067	$705
Churn (5)	1.27%	1.87%	1.28%	2.03%

(1) Information is calculated for each quarter as a stand-alone period.

(2) ARPU is the average revenue per user per month which is calculated by dividing the average number of subscribers on the network into the total average revenue for the period.

(3) ARPU of new subscriber additions is calculated by dividing the total number of new subscribers added in the period into monthly recurring revenue generated from those subscribers.

(4) Average revenue per trained sales agent is the average of the new recurring revenue brought in by trained sales agents per month per agent. A trained sales agent is defined as a sales agent that was employed by us during the period and has been employed by us for a minimum of 90 days.

(5) The churn percentage represents the monthly recurring revenue lost during the period as a percentage of total revenues.

Operating Loss.    Operating expenses, which consist of cost of revenues, depreciation, customer support services, selling, and general and administrative costs, totaled $15,695,512 for the year ended December 31, 2007, as compared to $6,986,722 for the year ended December 31, 2006, representing an increase of 124.6%, the components of which are discussed in further detail below. As a result of the increased expense level, our operating loss for the year ended December 31, 2007 increased to $8,812,169 as compared to our operating loss of $690,504 for the year ended December 31, 2006.

Cost of Revenues.    Cost of revenues, which consists of tower rental charges, bandwidth purchases, and related engineering costs and overhead, exclusive of depreciation, totaled $2,469,065 for the year ended December 31, 2007, as compared to $1,642,065 for the year ended December 31, 2006, resulting in gross margins, before depreciation, of 64.1% and 73.9%, respectively, a decrease of 9.8%. The decreased margin is the result of increases in both tower rent expense and bandwidth purchases, increases in network supplies and shipping costs and increased expenses related to site work visits, as well as additional network staffing in the period. Tower rent expense increased by approximately $248,000 in the year resulting primarily from our January 2007 acquisition of a fixed wireless network in Seattle, Washington, our expansion into the Miami market, and our expanded presence in the New York and Los Angeles markets. Bandwidth purchases increased by approximately $202,000 during the year. Network supplies and shipping costs increased by approximately $141,000 during the year. Site work expenses increased by approximately $104,000 due to the growth of our network subscriber base. In addition, network engineering and network personnel staffing increased by approximately $95,000 as a result of new hires associated with the increased capacity.

Depreciation Expense.    Depreciation expense totaled $1,879,515 for the year ended December 31, 2007, as compared to $1,206,250 for the year ended December 31, 2006, representing an increase of 55.8%. This increase was the result of increased purchases of capital equipment used to expand our market and geographic capacity.

Customer Support Services.    Customer support services totaled $931,785 for the year ended December 31, 2007, as compared to $490,592 for the year ended December 31, 2006, representing an increase of 89.9%. This increase was the result of new hires throughout 2007 to meet the needs of our growing customer base.

Selling Expenses. Selling expenses, which consist primarily of commissions, salaries and advertising expenses, totaled $3,588,111 for the year ended December 31, 2007, as compared to $1,082,051 for the year ended December 31, 2006, representing an increase of 231.6%. Of this increase, approximately $1,946,000 related to the expansion of our sales force and sales support team, which is expected to continue as we pursue market expansion and revenue growth opportunities. Advertising expense increased by approximately $551,000 due to our efforts to expand our network subscriber base.

General and Administrative Expenses.    General and administrative expenses, which consist of salaries and overhead expenses, totaled $6,827,036 for the year ended December 31, 2007, as compared to $2,565,764 for the year ended December 31, 2006, representing an increase of 166.1%. This increase was partly attributable to recurring and non-recurring expenses incurred and associated with the transition from a private to a public company. We incurred additional costs of approximately $477,000 related to our reverse merger and equity and debt financings in 2007. Increases in professional fees, director-related costs, printing, taxes and filing costs totaled approximately $1,167,000 during the year.

Approximately $1,203,000 was expended on administrative staffing increases, which are expected to continue as we pursue market expansion and revenue growth opportunities. Rent increased by approximately $164,000 while software costs increased by approximately $185,000 due to staffing increases and the expansion of our call center facility. Stock-based compensation also increased by approximately $945,000 from the same period in 2006.

Interest Income. Interest income for the year ended December 31, 2007 totaled $1,460,825 as compared to $797 for the year ended December 31, 2006. This increase was attributable to the capital raising efforts of January 2007 and June 2007, which resulted in net proceeds of approximately $51,600,000.

Interest Expense.    Interest expense totaled $974,774 for the year ended December 31, 2007, as compared to $237,868 for the year ended December 31, 2006. This increase was attributable to a number of factors including non-cash charges to interest expense of $378,055 related to the beneficial conversion feature granted to the holders of the stockholder notes payable and other notes payable converted to equity upon the merger, amortization of placement costs associated with the debentures of $56,308, additional interest expense upon conversion of notes payable of $74,882 and amortization of deferred debt discount of $169,788. During 2007, we also incurred and paid $268,174 of interest expense on our debentures. These increases were offset by a decrease in shareholder loan interest of approximately $158,000.

Other Expense/Income.   Other expense for the year ended December 31, 2007 totaled $175,607 compared to $116,044 of other income for the year ended December 31, 2006. In June 2007, we recorded an accrual of approximately $150,000 for partial liquidated damages required by the terms of the registration rights agreements, in connection with the January 2007 private placement issuances, for failure to cause a registration statement to be declared effective by the required date. During the year ended December 31, 2006, we recognized a gain of approximately $114,000 in connection with the forgiveness of debt.

Net Loss.    We recorded a net loss of $8,501,725 for the year ended December 31, 2007, as compared to a net loss of $811,531 for the year ended December 31, 2006. The net loss was primarily attributable to certain non-recurring costs associated with our recent equity and debt financing recorded to general and administrative expenses, recurring costs associated with transitioning from a private to public company, and market and capacity expansion initiatives. We believe that net losses will continue as we make required additions to our sales, engineering and administrative personnel and network in order to increase revenues and subscriber growth.

Liquidity and Capital Resources

As of December 31, 2007 and December 31, 2006, we had cash and cash equivalents of $40,756,865 and $160,363, respectively. Cash and cash equivalents are invested in various Aaa rated institutional money market funds. This increase is attributable to equity and debt financing activities which raised approximately $51,600,000 of net proceeds, offset by $10,868,874 used in operating and investing activities during the period. We have historically met our liquidity requirements from a variety of sources, including internally generated cash, short and long-term borrowings and the sale of equity securities.

Net Cash Used in/Provided by Operating Activities.    Net cash used in operating activities totaled $3,973,760 for the year ended December 31, 2007, as compared to net cash provided by operating activities of $967,730 for the year ended December 31, 2006. This decrease was primarily due to the higher operating expenses incurred in the 2007 period resulting in our $8,501,725 net loss for the period.

Net Cash Used in Investing Activities.    Net cash used in investing activities totaled $6,895,114 for the year ended December 31, 2007, as compared to $1,168,109 for the year ended December 31, 2006 and was primarily attributable to an increase in capital expenditures. Approximately $1,918,000 was expended upgrading our network and increasing its capabilities and capacity, approximately $1,287,000 was spent on customer premise equipment and related installation costs and approximately $1,247,000 was spent on the addition of new points of presence. We also incurred approximately $2,226,000 of costs associated with our employee growth, including the expansion of our Middletown, RI call center facility.

Net Cash Provided By Financing Activities.   Net cash provided by financing activities totaled $51,465,376 for the year ended December 31, 2007, as compared to $157,692 for the year ended December 31, 2006. The increase is directly attributable to our issuing 5,110,056 shares of common stock at approximately $2.25 per share and the sale of $3,500,000 of debentures producing total net proceeds to us of approximately $14,400,000 in January 2007 plus net proceeds of $37,200,000 from the issuance of 10,000,000 shares of common stock at $4.00 per share in June 2007. Other financing activities included the repayment of $200,000 stockholder notes and proceeds of $119,973 from warrants exercised.

Working Capital.    As of December 31, 2007, we had working capital of $38,899,104 due primarily to our capital raising activities in 2007. We believe that our current operating activities, together with the money raised, will enable us to meet our anticipated cash requirements for 2008.

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

In January 2008, one of the debenture holders converted $750,000 of their senior convertible debenture into common stock. As a result of this conversion, we issued 272,727 shares of common stock at a conversion price of $2.75 per share.

Subsequent Registered Offering

On June 11, 2007, we issued 10,000,000 shares of common stock in connection with a subsequent registered direct offering (the “Subsequent Registered Offering”) at $4.00 per share, resulting in gross proceeds of $40,000,000. In connection with the Subsequent Registered Offering, we incurred placement agent fees of $2,800,000 and issued to the placement agents five-year warrants to purchase 300,000 shares of common stock at an exercise price of $4.00 per share.

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

Revenue Recognition.    Revenues are recognized at the time access to our services is made available to customers. Contractual arrangements range from one to three years. Also included in revenues are fees associated with terminated contracts upon collection. Deferred revenues are recognized as a liability when billings are received in advance of the date when revenues are earned or when fees associated with termination have not yet been collected. Our revenue arrangements with multiple deliverables under Emerging Issues Task Force Issue (“EITF”) 00-21 are deemed to be immaterial.

Stock-Based Compensation.    Effective January 1, 2006, we adopted Standard Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), ‘‘Share-Based Payment,’’ (“SFAS 123R”), which is a revision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation.’’ SFAS No. 123R supersedes Accounting Principles Board (“APB”), Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’, and amends SFAS No. 95, ‘‘Statement of Cash Flows.’’ SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. As a result, the intrinsic value method of accounting for stock options with pro forma footnote disclosure, as allowed for under SFAS No. 123, is no longer permitted. We adopted SFAS No. 123R using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. After assessing alternative valuation models and amortization assumptions, we chose to continue using the Black-Scholes valuation model and recognition of compensation expense over the requisite service period of the grant.

Long-Lived Assets. Long-lived assets consist primarily of property and equipment and FCC licenses. Long-lived assets are reviewed annually for impairment or whenever events or circumstances indicate their carrying value may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.

Off-Balance Sheet Arrangements.    We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as ‘‘Special Purposes Entities’’.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141(R), "Business Combinations" (“SFAS 141(R)”), which will change the accounting for and reporting of business combination transactions. The most significant changes in the accounting for business combinations under SFAS 141(R) include: (1) valuation of any acquirer shares issued as purchase consideration will be measured at fair value as of the acquisition date; (2) contingent purchase consideration, if any, will generally be measured and recorded at the acquisition date, at fair value, with any subsequent change in fair value reflected in earnings rather than through an adjustment to the purchase price allocation; (3) acquired in-process research and development costs, which have historically been expensed immediately upon acquisition, will now be capitalized at their acquisition date fair values, measured for impairment over the remaining development period and, upon completion of a successful development project, amortized to expense over the asset's estimated useful life; (4) acquisition related costs will be expensed as incurred rather than capitalized as part of the purchase price allocation; and (5) acquisition related restructuring cost accruals will be reflected within the acquisition accounting only if certain specific criteria are met as of the acquisition date; the prior accounting convention, which permitted an acquirer to record restructuring accruals within the purchase price allocation as long as certain, broad criteria had been met, generally around formulating, finalizing and communicating certain exit activities, will no longer be permitted.

SFAS 141(R) is effective for reporting periods beginning on or after December 15, 2008. Earlier adoption is not permitted. We anticipate that adoption of this pronouncement will significantly impact how we account for business combination transactions consummated after the effective date, in the various areas outlined above.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51", (“SFAS 160”), effective for fiscal years beginning after December 15, 2008. SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including the requirement that the noncontrolling interest be classified as a component of equity. SFAS 160 is required to be adopted simultaneously with SFAS 141(R). We do not expect that this pronouncement will have a significant impact on our consolidated financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, entitled ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ The guidance in SFAS No. 159 ‘‘allows’’ reporting entities to ‘‘choose’’ to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, as amended, entitled ‘‘Accounting for Derivative Instruments and Hedging Activities.’’ The provisions of SFAS No. 159 are applicable to all reporting entities and is effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. We do not believe this new accounting standard will have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of this new standard, but currently believe that adoption will not have a material impact on our consolidated financial position or results of operations.

Item 7. Financial Statements.

TOWERSTREAM CORPORATION

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the
Board of Directors and Shareholders
of Towerstream Corporation

We have audited the accompanying consolidated balance sheet of Towerstream Corporation (the “Company) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Towerstream Corporation, as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with the accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP

New York, New York
March 18, 2008

TOWERSTREAM CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2007

Assets
Current Assets
Cash and cash equivalents	$40,756,865
Accounts receivable, net of allowance for doubtful accounts of $77,615	184,621
Prepaid expenses and other current assets	736,156
Total Current Assets	41,677,642

Property and equipment, net	8,518,750

Security deposits and other assets	283,790
FCC licenses	475,000
TOTAL ASSETS	$50,955,182

Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of capital lease obligations	$47,486
Accounts payable	1,413,970
Accrued expenses	685,576
Deferred revenues	631,506
Total Current Liabilities	2,778,538

Other Liabilities
Long-term debt, net of deferred debt discount of $357,139	3,142,861
Capital lease obligations, net of current maturities	25,341
Deferred rent	273,154
Total Other Liabilities	3,441,356
TOTAL LIABILITIES	6,219,894

Commitments

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 authorized, none outstanding	-
Common stock, par value $0.001; 70,000,000 shares authorized; 34,080,053 issued and outstanding	34,080
Additional paid-in-capital	53,223,033
Deferred consulting costs	(20,100)
Accumulated deficit	(8,501,725)
44,735,288
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,955,182

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006

Revenues	$6,883,343	$6,296,218

Operating Expenses
Cost of revenues (exclusive of depreciation of $1,879,515 and $1,206,250, respectively, shown separately below)	2,469,065	1,642,065
Depreciation	1,879,515	1,206,250
Customer support services	931,785	490,592
Selling expenses	3,588,111	1,082,051
General and administrative expenses (includes stock-based compensation expense of $1,045,705 and $100,625, respectively)	6,827,036	2,565,764
TOTAL OPERATING EXPENSES	15,695,512	6,986,722
OPERATING LOSS	(8,812,169)	(690,504)
Other Income/(Expense)
Interest income	1,460,825	797
Interest expense	(974,774)	(237,868)
Other (expense)/income	(175,607)	116,044
TOTAL OTHER INCOME/ (EXPENSE)	310,444	(121,027)
NET LOSS	$(8,501,725)	$(811,531)
Net loss per common share - basic and diluted	$(0.29)	$(0.05)
Weighted average common shares outstanding - basic and diluted	29,243,802	14,892,036

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007 and 2006

	Common Stock
	Shares	Amount	Additional Paid-In-Capital		Deferred Consulting Costs	Accumulated Deficit	Total
Balance at January 1, 2006	14,743,050	$14,743	$8,462,782	$	−	$(7,401,471)	$1,076,054
Issuance of common stock upon conversion of stockholder’s notes payable and accrued interest	186,873	187	233,466				233,653
Issuance of common stock in connection with purchase of FCC license	70,077	70	99,930				100,000
Stock-based compensation			100,625				100,625
Net loss						(811,531)	(811,531)
Balance at January 1, 2007 (see Note 1)	15,000,000	15,000	8,896,803		−	(8,213,002)	698,801
University Girls Calendar, Ltd. upon merger on January 12, 2007	1,900,000	1,900	(18,652)				(16,752)
Recapitalization of accumulated deficit at the time of S corporation revocation			(8,213,002)			8,213,002	-
Net proceeds from issuance of common stock - January 12, 2007	5,110,056	5,110	11,046,127				11,051,237
Net proceeds from issuance of common stock - June 11, 2007	10,000,000	10,000	37,190,000				37,200,000
Issuance of common stock upon conversion of stockholders’ notes payable	1,302,582	1,303	1,940,333				1,941,636
Issuance of common stock upon conversion of notes payable	156,250	156	249,844				250,000
Beneficial conversion feature upon conversion of stockholders’ notes payable into common stock			378,055				378,055
Issuance of common stock for consulting services	200,000	200	401,800		(402,000)		-
Exercise of warrants	56,062	56	119,917				119,973
Exercise of options	4,672	5	6,676				6,681
Debt discount associated with warrants issued in connection with issuance of debentures			526,927				526,927
Issuance of warrants to placement agent in connection with issuance of debentures			34,750				34,750
Non-cash exercise of warrants	350,431	350	(350)				-
Stock-based compensation			663,805				663,805
Amortization of deferred consulting costs					381,900		381,900
Net loss						(8,501,725)	(8,501,725)
Balance at December 31, 2007	34,080,053	$34,080	$53,223,033		$(20,100)	$(8,501,725)	$44,735,288

The accompanying notes are an integral part of these consolidated financial statements

TOWERSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(8,501,725)	$(811,531)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Provision for doubtful accounts receivable	90,000	62,245
Depreciation	1,879,515	1,206,250
Stock-based compensation	1,045,705	100,625
Non-cash interest on notes payable	74,882	42,916
Amortization of beneficial conversion feature	378,055	−
Amortization of deferred debt discount	169,788	19,830
Amortization of financing costs	56,308	−
Gain on extinguishment of debt	−	(114,339)
Loss (gain) on sale and disposition of property and equipment	25,631	(1,705)
Other	1,139	−
Changes in operating assets and liabilities:	−	−
Accounts receivable	(117,178)	(46,038)
Advances to officers	−	35,533
Prepaid expenses and other current assets	(710,955)	(16,381)
Accounts payable and	579,025	439,611
Accrued expenses	562,157	47,270
Deferred compensation	(10,000)	55,000
Deferred revenues	230,740	(51,556)
Deferred rent	273,153	−
TOTAL ADJUSTMENTS	4,527,965	1,779,261
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(3,973,760)	967,730

Cash Flows From Investing Activities
Acquisitions of property and equipment	(6,709,917)	(1,126,597)
Proceeds from sale of property and equipment	44,600	5,988
Acquisition of FCC licenses	(125,000)	(50,000)
Change in security deposits	(104,797)	2,500
NET CASH USED IN INVESTING ACTIVITIES	(6,895,114)	(1,168,109)

Cash Flows From Financing Activities
Net proceeds from sale of debentures	3,360,000	−
Repayment of stockholder notes	(200,000)	(116,643)
Repayment of equipment note	(9,341)	−
Repayment of long-term debt	−	(266,717)
Repayment of capital leases	(63,174)	(33,948)
Proceeds from exercise of warrants	119,973	−
Repayment of revolving note, stockholder	−	(250,000)
Proceeds from notes payable, stockholders	−	575,000
Proceeds from short-term debt borrowings	−	250,000
Issuance of common stock upon exercise of options	6,681	−
Net proceeds from sale of common stock	48,251,237	−
NET CASH PROVIDED BY FINANCING ACTIVITIES	51,465,376	157,692

NET INCREASE IN CASH and CASH EQUIVALENTS	40,596,502	(42,687)

Cash and Cash Equivalents - Beginning	160,363	203,050
Cash and Cash Equivalents - Ending	$40,756,865	$160,363

The accompanying notes are an integral part of these consolidated financial statements.

	For the Years Ended December, 31
	2007		2006
Supplemental Disclosures of Cash Flow Information
Cash paid during the years for:
Interest		$321,694		$218,037
Non-cash investing and financing activities:
Conversion of principal and interest on notes payable into shares of common stock		$2,191,636		$233,653
Acquisition of property and equipment under capital lease obligations	$	−		$122,008
Assumption of accounts payable in reverse merger transaction		$16,752	$	−
Acquisition of FCC license in exchange for shares of common stock	$	−		$100,000
Acquisition of FCC license in exchange for note payable	$	−		$200,000

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Nature of Business

Towerstream Corporation (herein after referred to as ‘‘Towerstream’’ or the ‘‘Company’’) was formed on December 17, 1999 and was incorporated in Delaware. In January 2007, the Company terminated its Sub S tax status and elected to operate as a C corporation with its corporate headquarters located in Rhode Island.

On January 12, 2007, Towerstream merged with a newly formed subsidiary of University Girls Calendar Ltd. (‘‘UGC’’), a publicly traded shell company. In connection with the merger, 1,900,000 UGC common shares remained outstanding and all other outstanding shares of UGC were cancelled. Also, in connection with the merger, UGC issued 15,000,000 shares of its common stock for all the outstanding common stock of Towerstream. As a result of the transaction, the former owners of Towerstream became the controlling stockholders of UGC and UGC changed its name to Towerstream Corporation. Accordingly, the merger of Towerstream and UGC (the ‘‘Merger’’) is a reverse merger that has been accounted for as a recapitalization of Towerstream. Effective on January 12, 2007, and for all reporting periods thereafter, the Company’s operating activities, including any prior comparative period, will include only those of Towerstream Corporation. All references to shares and per share amounts, stock options and stock warrants in the accompanying financial statements have been restated to reflect the aforementioned share exchange.

The Company provides fixed wireless broadband services to commercial users based on a traditional monthly subscription model. Through transmissions over both regulated and unregulated radio spectrum, the Company offers customers high speed Internet access over a fixed wireless network which supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. The Company provides service to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Providence and Newport, Rhode Island.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation.    The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements and with Form 10-KSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of December 31, 2007, the results of operations for the years ended December 31, 2007 and 2006, and cash flows for the years ended December 31, 2007 and 2006 not misleading.

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

The Company maintains its cash and cash equivalents accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of December 31, 2007, the Company had cash and cash equivalents balances of approximately $1,021,000 in excess of the federally insured limit of $100,000. The Company has substantial cash equivalent balances which are invested in various Aaa rated institutional money market funds. As of December 31, 2007, the Company had cash equivalent balances of approximately $39,574,000 invested in excess of the Securities Investor Protection Corporation (‘‘SIPC’’) limit of $500,000.

Accounts Receivable. Accounts receivable are stated at cost less an allowance for doubtful accounts. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. Periodically, the Company evaluates its accounts receivable and establish an allowance for doubtful accounts, based on the history of past write-offs, collections and current credit conditions. Bad debt expense for 2007 and 2006 was $90,000 and $62,245, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

Property and Equipment. Property and equipment are stated at cost. The costs associated with the construction of the network and subscriber installations are capitalized. Costs include equipment, installation costs and materials. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the useful lives or the term of the respective lease. Network, base station and customer premise equipment are depreciated over estimated useful lives ranging from 5 to 7 years, furniture, fixtures and office equipment from 5 to 7 years, computer equipment of 5 years and system software of 3 years.

Expenditures for maintenance and repairs, which do not generally extend the useful life of the assets, are charged to expense as incurred. Gains or losses on disposal of property and equipment are reflected in the statement of operations in the period of disposal.

FCC Licenses.    Federal Communication Commission (“FCC”) licenses are initially recorded at cost and are not amortized. FCC licenses are considered to be intangible assets with an indefinite life because the Company expects to continue to provide wireless service using the relevant licenses for the foreseeable future and the FCC license(s) may be renewed for a nominal fee.

Deferred Revenues.    Deferred revenues consist of either prepayment of future service periods or payments received for current month services which overlap monthly reporting periods. Deferred revenues also include fees associated with terminated customer contracts, which are recognized as revenue upon collection.

Income Taxes.    The Company provides for federal and state income taxes currently payable, as well as for those deferred because of timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized. The Company recorded a full valuation loss for the net loss incurred for the year ended December 31, 2007.

Long-Lived Assets. Long-lived assets consist primarily of property and equipment and FCC licenses. Long-lived assets are reviewed annually for impairment or whenever events or circumstances indicate their carrying value may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.

The Company has determined that there were no impairments of its property and equipment and its FCC licenses during the years ended December 31, 2007 and 2006.

Revenue Recognition.    Revenues are recognized at the time access to the Company’s internet services is made available to its customers. Also included in revenues are fees associated with terminated contracts upon collection. Contractual arrangements range from one to three years. Deferred revenues are recognized as a liability when billings are received in advance of the date when revenues are earned or when fees associated with termination have not yet been collected. Company revenue arrangements with multiple deliverables under Emerging Issues Task Force Issue (‘‘EITF’’) No. 00-21 are deemed to be immaterial.

Advertising Costs. The Company charges advertising costs to expense as incurred. Advertising costs for the years ended December 31, 2007 and 2006 were approximately $594,000 and $44,000, respectively and are included in selling expenses in the accompanying statements of operations.

Fair Value of Financial Instruments. SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments are reasonable estimates of fair value. The fair value of long-term debt is estimated to approximate fair market value based on the current rates offered to the Company for debt of the same remaining maturities.

Stock-Based Compensation.    Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), ‘‘Share-Based Payment,’’ (‘‘SFAS 123R’’), which is a revision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS No. 123’’). SFAS No. 123R supersedes Accounting Principles Board (“APB”) No. 25, ‘‘Accounting for Stock Issued to Employees’’, and amends SFAS No. 95, ‘‘Statement of Cash Flows.’’ SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values.

The Company adopted SFAS 123R using the modified prospective method, which requires the Company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. After assessing alternative valuation models and amortization assumptions, the Company chose to continue using the Black-Scholes valuation model and recognition of compensation expense over the requisite service period of the grant.

For the year ended December 31, 2007, the Company recorded stock-based compensation of $663,805 for amortization of stock options granted under the Company’s stock option plan and $381,900 for amortization of stock-based deferred consulting costs. The Company recorded stock-based compensation of $100,625 for amortization of stock options for the year ended December 31, 2006. As a result of the adoption of SFAS 123R, the Company’s net loss for the year ended December 31, 2006 was $100,625 higher than if it had continued to account for stock.-based compensation under APB No. 25.

The unamortized amount of stock options expense was $979,466 as of December 31, 2007. The unamortized balance of the stock-based consulting costs is $20,100 as of December 31, 2007.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The assumptions utilized to determine the fair value of options at the date of grant are indicated in the following table:

	Year ended	Year ended
	December 31, 2007	December 31, 2006
Risk-free interest rate	3.3% - 5.0%	4.6% - 5.1%
Expected volatility	57% - 60%	41% - 60%
Expected life (in years)	7	6 - 10
Expected dividend yield	-	-

Basic and Diluted Loss Per Share.    Net loss per share is computed in accordance with SFAS No. 128, ‘‘Earnings Per Share’’ (‘‘SFAS No. 128’’). SFAS No. 128 requires the presentation of both basic and diluted earnings per share.

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur through the potential effect of common shares issuable upon the exercise of stock options, warrants and convertible securities. The calculation assumes: (i) the exercise of stock options and warrants based on the treasury stock method; and (ii) the conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. As a result of the Company having recorded a net loss during the years ended December 31, 2007 and 2006, the average number of common shares used in the calculation of basic and diluted loss per share are identical for each period and have not been adjusted for the effects of the following potential common shares from unexercised stock options and warrants, and shares convertible under certain debt agreements:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Stock options	2,328,067	2,147,000
Warrants	4,672,325	1,636,000
Convertible debt	1,272,728	980,748
Total	8,273,120	4,763,748

The issuance of such potential common shares may dilute earnings per share in the future.

Reclassification.    Certain reclassifications of prior year amounts have been made to conform to current year presentation.

Convertible Notes Payable.    The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes and preferred shares from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes are deemed to be conventional as that term is described in the implementation guidance provided in paragraph 61 (k) of Appendix A to SFAS 133 and further clarified in EITF 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19. SFAS 133 provides for an additional exception to this rule when the economic characteristics and risks of the embedded derivative instrument are clearly and closely related to the economic characteristics and risks of the host instrument.

Recent Accounting Pronouncements. In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141(R), "Business Combinations", (“SFAS 141(R)”), which will change the accounting for and reporting of business combination transactions. The most significant changes in the accounting for business combinations under SFAS 141(R) include: (1) valuation of any acquirer shares issued as purchase consideration will be measured at fair value as of the acquisition date; (2) contingent purchase consideration, if any, will generally be measured and recorded at the acquisition date, at fair value, with any subsequent change in fair value reflected in earnings rather than through an adjustment to the purchase price allocation; (3) acquired in-process research and development costs, which have historically been expensed immediately upon acquisition, will now be capitalized at their acquisition date fair values, measured for impairment over the remaining development period and, upon completion of a successful development project, amortized to expense over the asset's estimated useful life; (4) acquisition related costs will be expensed as incurred rather than capitalized as part of the purchase price allocation; and (5) acquisition related restructuring cost accruals will be reflected within the acquisition accounting only if certain specific criteria are met as of the acquisition date; the prior accounting convention, which permitted an acquirer to record restructuring accruals within the purchase price allocation as long as certain, broad criteria had been met, generally around formulating, finalizing and communicating certain exit activities, will no longer be permitted.

SFAS 141(R) is effective for reporting periods beginning on or after December 15, 2008. Earlier adoption is not permitted. The Company anticipates that adoption of this pronouncement will significantly impact how the Company accounts for business combination transactions consummated after the effective date, in the various areas outlined above.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51", (“SFAS 160’), effective for fiscal years beginning after December 15, 2008. SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including the requirement that the noncontrolling interest be classified as a component of equity. SFAS 160 is required to be adopted simultaneously with SFAS 141(R). The Company does not expect that this pronouncement will have a significant impact on the Company’s consolidated financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, entitled ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ The guidance in SFAS No. 159 ‘‘allows’’ reporting entities to ‘‘choose’’ to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, as amended, entitled ‘‘Accounting for Derivative Instruments and Hedging Activities.’’ The provisions of SFAS No. 159 are applicable to all reporting entities and is effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on the Company's consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements.’’ This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on the Company's consolidated financial position or results of operations.

Note 3.    Property and Equipment, net

The Company’s property and equipment, net is comprised of:

Network and base station equipment	$7,448,258
Customer premise equipment	4,120,647
Furniture, fixtures and equipment	1,294,472
Computer equipment	476,206
Leasehold improvements	496,368
System software	473,261
14,309,212
Less: accumulated depreciation	5,790,462
$8,518,750

Depreciation expense for the years ended December 31, 2007 and 2006 was $1,879,515 and $1,206,250, respectively.

Property held under capital leases included within the Company’s property and equipment consists of the following:

Network and base station equipment	$194,702
Less: accumulated depreciation	93,419
$101,283

Note 4.    Long-Term Debt

On January 18, 2007, the Company issued $3,500,000 of 8% senior convertible debentures (the ‘‘Debentures’’). These Debentures mature on December 31, 2009, and are convertible, in whole or in part, at each holder’s option, into shares of the Company’s common stock at an initial conversion price of $2.75 per share. In addition, holders of the Debentures received warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $4.00 per share and warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $6.00 per share, each for a period of five years. The fair value of the warrants granted to the holders of Debentures was calculated using the Black-Scholes option pricing model and estimated to have a fair value of approximately $527,000 (the ‘‘Debt Discount’’), which is being amortized over the term of the debenture agreement. The unamortized balance of the Debt Discount totaled $357,139 at December 31, 2007.

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

In January 2008, one of the debenture holders converted their debt into the Company’s common stock. (See Note 13)

Note 5.     Capital Lease Obligations

The Company is the lessee of network base station equipments under various capital leases expiring in 2009. The assets and liabilities under those capital leases are recorded at fair market value. The assets are depreciated over the lease term, which approximates their useful lives, using the straight-line method. Depreciation expense of assets under capital leases in 2007 and 2006 was approximately $39,000 and $25,000 respectively.

As of December 31, 2007, the minimum future lease payments under these capital leases are:

Year Ending December 31,
2008	$54,481
2009	26,665
Total minimum lease payments	81,146
Less: amount representing imputed interest	8,319
Present value of minimum capital lease payments	72,827
Less: current maturities of capital lease obligations	47,486
Capital lease, net of current maturities	$25,341

 Note 6.    Capital Stock

The Company is authorized to issue 5,000,000 shares of preferred stock at a par value of $0.001. The board of directors is authorized, subject to any limitations prescribed by law, without further vote or action by the stockholders, to issue from time to time shares of preferred stock in one or more series. There have been no issuances of preferred stock as of December 31, 2007.

The Company is authorized to issue 70,000,000 shares of common stock at a par value of $0.001. The holders of common stock are entitled to one vote per share. The Company’s certificate of incorporation does not provide for cumulative voting. The holders of the Company’s common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of legally available funds. Upon liquidation, dissolution or winding-up, the holders of the Company’s common stock are entitled to share ratably in all assets that are legally available for distribution. The holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of the Company’s common stock are subject to, and may be adversely affected by , the rights of the holders of any series of preferred stock, which may be designated solely by action of the board of directors and issued in the future.

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

On January 12, 2007, and concurrent with the Merger, a $250,000 6% promissory note dated November 2, 2006 was converted into 156,250 shares of common stock. Towerstream recorded a charge of approximately $64,000 for the beneficial conversion feature granted to the note holder.

On January 18, 2007, Towerstream entered into a one year consulting agreement with a company to provide services related to investor relations. The agreement terms among other items include monthly payments of $7,500 plus expenses and the non-refundable issuance of 200,000 shares of Towerstream common stock. The fair value of the common shares were valued at $402,000. The estimated costs of the consulting agreement shall be amortized over the one year consulting term. For the year ended December 31, 2007, the Company amortized approximately $382,000, which is included in general and administrative expenses.

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

On June 15, 2007, a stockholder exercised his warrant to purchase 325,000 shares. On June 27, 2007, another stockholder exercised his warrant to purchase 75,000 shares. Both transactions were effected using the net issue exercise (or ‘‘cashless exercise’’) election of the warrant agreements, whereby the number of shares issued is calculated by dividing the warrant value on the exercise date by the average share price over the 10-day period immediately prior to the exercise date. Accordingly, 288,976 shares were issued in exchange for the 325,000 warrants exercised and 61,455 shares were issued in exchange for the 75,000 warrants exercised.

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

Note 7. Employee Benefit Plan

Effective January 1, 2005, the Company established a new 401(k) retirement plan (“401(k) plan”). The 401(k) plan covers all eligible employees who have attained the age of twenty-one and have completed a half year of service with the Company. The Company could elect to match up to a certain amount of employees’ contributions to the 401(k) plan. Total employee and employer contributions are limited to 100% of compensation per participant or $42,000, whichever is less. For the years ended December 31, 2007 and 2006, there were no employer contributions made toward the 401(k) plan.

Note 8. Other (Expense) Income

Other (expense) income consists of the following:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Partial liquated damages related to a registration statement	$(149,976)	$ −
Forgiveness of debt	−	114,339
(Loss) gain on sale and disposition of property and equipment	(25,631)	1,705
Other (expense) income	$(175,607)	$116,044

In June 2007, the Company recorded an accrual of $149,976 for partial liquidated damages required by the terms of the registration rights agreements in connection with the January 2007 private placement issuances, for failure to cause a registration statement to be declared effective by the required date.

Note 9. Income Taxes

Effective January 1, 2007, the Company adopted the provisions FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting for income taxes in interim periods, as well as the required disclosures and transition.

FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken and or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”.  A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified within “Interest income, net” in the consolidated statements of operations. Penalties would be recognized as a component of “Selling, general and administrative expenses”. No interest and penalties were recorded during the twelve months ended December 31, 2007.

The adoption of the provision of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of December 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company’s utilization of the NOL carryforwards is subject to an annual limitation due to ownership changes that have occurred previously or that could occur in the future as provided in Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public group in the stock of a corporation by more than fifty percentage points over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock and various convertible instruments which combined with the purchasing shareholders’ subsequent disposition of these shares, has resulted in an ownership change, as defined by Section 382, and also could result in an ownership change in the future upon subsequent disposition.

This annual limitation is determined by first multiplying the value of the Company’s stock at the time of ownership change by the applicable long-term tax exempt rate, and could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization.

In assessing the realizability of deferred tax assets, the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, the Company is allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. A full valuation allowance has been recorded for the deferred tax asset balance as of December 31, 2007. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company report continuing taxable income in future periods with supportable trends, the valuation allowance will be reduced accordingly.

At December 31, 2007, the Company had a net deferred tax asset totaling approximately $2,572,000 primarily due to the federal and state operating loss of approximately $6,532,000 for the year ended December 31, 2007.  A valuation allowance was recorded in 2007 for the full amount of this asset due to uncertainty as to the realization of the benefit.

The net operating loss may be applied to future federal taxable income and will expire in 2027. The net operating loss may be applied to various future state taxable income and will expire beginning in 2012. The Internal Revenue Code contains provisions which will limit the net operating loss carryforward available for further use if significant changes in ownership interest of the Company occurs.

As a result of the Company’s significant net operating loss and the corresponding valuation allowance, no income tax benefit has been recorded at December 31, 2007.  The provision for income taxes using the statutory Federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

Year Ended December 31, 2007
Federal statutory rate	-34.0%
State taxes	-6.0%
Permanent differences	7.0%
Valuation allowance	33.0%
Effective tax rate	0.0%

Due to the Company’s subchapter S tax status prior to January 2007, no income tax benefit has been recorded for the year ended December 31, 2006 as all losses passed through to the shareholders of the S corporation.

Note 10.    Stock Option Plan

In conjunction with the Merger on January 12, 2007, Towerstream reserved a total of 3,200,000 shares for the issuance of options and warrants. Also, in conjunction with the Merger, the Company adopted the 2007 Equity Compensation Plan (the ‘‘2007 Plan’’). The 2007 Plan provides a means for the Company to award specific equity-based benefits to officers and other employees, consultants and directors, of the Company and its related companies and to encourage them to exercise their best efforts to enhance the growth of the Company and the related companies. Under the Merger agreement, all options and certain warrants and their respective rights and obligations that were outstanding prior to the Merger were transferred into the 2007 Plan. During the year ended December 31, 2007, certain employees who had warrants to purchase common stock of the Company exchanged them for options under the 2007 plan. The total number of shares of Common Stock that can be delivered under the 2007 Plan is 2,403,922. As of December 31, 2007, 2,303,231 stock options have been issued under the 2007 Plan.

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

On May 10, 2007, the Board of Directors approved the adoption of the 2007 Incentive Stock Plan under which the Company may issue up to an additional 2,500,000 shares of the Company’s common stock in the form of options or restricted stock (the ‘‘2007 Incentive Stock Plan’’). The 2007 Incentive Stock Plan was approved by the Company’s stockholders on May 17, 2007. As of December 31, 2007, 24,836 stock options have been issued under the 2007 Incentive Stock Plan.

Options granted under both the 2007 Plan and the 2007 Incentive Plan have terms of up to ten years and are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. The total number of shares of common stock that are available for issuance under both the 2007 Plan and the 2007 Incentive Stock Plan combined is 4,903,922 shares.

Transactions under the stock option plans during the years ended December 31, 2007 and December 31, 2006 are as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2006	1,482,840	$1.31
Granted during the year 2006	279,958	1.43
Forfeited /expired	(258,234)	1.60
Outstanding at December 31, 2006	1,504,564	1.31
Granted during the year 2007	523,340	4.83
Warrants exchanged for options	350,386	1.14
Exercised	(4,672)	1.43
Forfeited /expired	(45,551)	1.43
Outstanding as of December 31, 2007	2,328,067	$2.08

On March 15, 2006, the board of directors canceled 140,862 options granted to employees in fiscal 2001 and 2003 at exercise prices of $2.14 per common share and reissued these same options to the same employees at exercise prices of $1.43, the fair market value at the time of re-issuance. Accordingly, the Company expensed $15,770 of stock-based compensation for the year ended December 31, 2006 to reflect the beneficial transfer.

The following table summarizes information concerning currently outstanding and exercisable stock options as of December 31, 2007:

Options Outstanding					Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Intrinsic Value	Number Exercisable	Weighted-Average Exercise Price	Intrinsic Value
$0.78	280,309	5.16	$0.78	$640,548	280,309	$0.78	$640,548
$1.14	350,386	2.04	$1.14	676,245	350,386	$1.14	676,245
$1.43	1,174,032	6.61	$1.43	1,928,936	1,080,127	$1.43	1,774,650
$2.00	24,836	9.92	$2.00	26,574	24,836	$2.00	26,574
$2.25	153,504	9.03	$2.25	125,873	-	$2.25	-
$3.70	135,000	9.49	$3.70	-	-	$3.70	-
$7.05	135,000	9.36	$7.05	-	-	$7.05	-
$9.74	75,000	9.12	$9.74	-	28,125	$9.74	-
	2,328,067	6.35	$2.08	$3,398,176	1,763,783	$2.08	$3,118,017

The intrinsic value is calculated as the difference between the closing price of the Company’s common stock at December 31, 2007, which was $3.07 per share, and the exercise price of the options.

	2007	2006
Options exercisable - End of year	1,763,783	1,249,125
Weighted average fair value of the options granted during the year	$2.89	$0.82

The options granted to employees in 2007 and 2006 were exercisable at prices ranging from $1.43 and $9.74 per common share expiring at various periods through December 2017.

Note 11.    Stock Warrants

The Company issued warrants to purchase shares of its common stock. The warrants were granted to employees and certain non-employees at exercisable prices ranging from $0.71 to $6.00 per share expiring at various periods through June 2012. During the year ended December 31, 2007, certain employees who had warrants to purchase common stock of the Company exchanged them for options under the 2007 Plan. Warrants were granted to non-employees in connection with certain loan borrowings, debenture issuance and equity private placements.

A summary of the status of the warrants for the years ended December 31, is as follows:

	2007	2006
Warrants outstanding - Beginning of year	1,146,462	1,199,020
Granted	4,332,311	-
Warrants exchanged for options	(350,386)	-
Exercised	(456,062)	-
Expired	-	(52,558)
Warrants outstanding - End of year	4,672,325	1,146,462

Warrants exercisable - End of year	4,672,325	-
Weighted average fair value of the warrants granted during the year	$0.92	-
Weighted average remaining contractual life of the outstanding warrants - End of year	3.87 years	2.20 years

Note 12.    Commitments and Contingencies

Lease Obligations.    The Company maintains several operating leases, includes leases related to roof top rights, cellular towers and office space, under various non-cancelable agreements expiring through December 2019. As of December 31, 2007, the total future lease payments are as follows:

Year Ending December 31,
2008	$1,646,938
2009	1,653,816
2010	1,544,827
2011	1,262,908
2012	1,095,935
Thereafter	1,602,945
$8,807,369

Rent expense for the year ended December 31, 2007 and 2006 totaled approximately $1,276,000 and $862,000, respectively.

On August 8, 2007, the Company signed a lease amendment with the existing landlord adding approximately 25,000 square feet to its existing office space and extending the lease term. The new lease term commenced on October 1, 2007 and terminates six years from the date of commencement with an option to renew for an additional five-year term. The additional space houses an expanded call center facility in Middletown, RI. The Company’s annual rent payments under the lease will increase to approximately $527,000 through February 2010, approximately $558,000 through May 2012, and approximately $590,000 through the end of the lease. The lease amendment provides an initial six-month rent-free period on half of the additional 25,000 square feet. Furthermore, a build-out allowance of $250,000 is provided for tenant improvements, in addition to the remaining $53,000 build-out allowance previously agreed upon. The security deposit required by the landlord increased from approximately $11,000 to approximately $105,000.

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

Note 13.     Subsequent Events

On January 4, 2008, one of the debenture holders converted $750,000 of their senior convertible debenture into common stock. As a result of this conversion, the Company issued 272,727 shares of common stock at a conversion price of $2.75 per share.

On January 19, 2008, two warrant holders exercised their warrants to purchase a total of 251,717 shares. These transactions were effected using the net issue exercise (or “cashless exercise”) election of the warrant agreements, whereby the number of shares issued is calculated by dividing the warrant value on the exercise date by the average closing and ask prices over the 10-day period immediately prior to the exercise date. Accordingly, 184,938 shares were issued in exchange for the 251,717 warrants exercised.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A (T). Controls and Procedures.

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures are effective, as of the year ended December 31, 2007, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The information required by this item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 10. Executive Compensation.

 The information required by this item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 The information required by this item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 13. Exhibits.

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

3.4
Amendment No. 1 to the By-Laws of Towerstream Corporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on August 30, 2007).

10.1*
Towerstream Corporation 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

Exhibit No.	Description
10.2*
Form of 2007 Equity Compensation Plan Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

10.3*
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

10.10*
Towerstream Corporation 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form SB-2 (File No. 333-142032) of Towerstream Corporation initially filed with the Securities and Exchange Commission on April 11, 2007).

10.11
Form of Placement Agent Agreement for June 2007 Offering (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form SB-2 (333-142032) of Towerstream Corporation filed with the Securities and Exchange Commission on April 11, 2007).

10.12
Form of Subscription Agreement (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB-2 (333-142032) of Towerstream Corporation filed with the Securities and Exchange Commission on April 11, 2007).

10.13**	Employment Agreement, dated December 21, 2007, between Towerstream Corporation and Jeffrey M. Thompson (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on December 31, 2007).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

*	Management compensatory plan
**	Management contract

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: March 19, 2008	By:	/s/ Jeffrey M. Thompson
Jeffrey M. Thompson President and Chief Executive Officer
(President and Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Jeffrey M. Thompson
Jeffrey M. Thompson	Director and Chief Executive Officer (President and Principal Executive Officer)	March 19, 2008

/s/ Maria Perry
Maria Perry	Interim Chief Financial Officer (Principal Financial Officer and	March 19, 2008
Principal Accounting Officer)
/s/ Philip Urso
Philip Urso	Director - Chairman of the Board of Directors	March 19, 2008

/s/ Howard L. Haronian, M.D.
Howard L. Haronian, M.D.	Director	March 19, 2008

/s/ William J. Bush
William J. Bush	Director	March 19, 2008

/s/ Paul Koehler
Paul Koehler	Director	March 19, 2008

EXHIBIT INDEX

Exhibit No.	Description
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

3.4
Amendment No. 1 to the By-Laws of Towerstream Corporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on August 30, 2007).

10.1*
Towerstream Corporation 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

10.2*
Form of 2007 Equity Compensation Plan Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

10.3*
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
10.10*
Towerstream Corporation 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form SB-2 (File No. 333-142032) of Towerstream Corporation initially filed with the Securities and Exchange Commission on April 11, 2007).

10.11
Form of Placement Agent Agreement for June 2007 Offering (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form SB-2 (333-142032) of Towerstream Corporation filed with the Securities and Exchange Commission on April 11, 2007).

10.12
Form of Subscription Agreement (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB-2 (333-142032) of Towerstream Corporation filed with the Securities and Exchange Commission on April 11, 2007).

10.13**	Employment Agreement, dated December 21, 2007, between Towerstream Corporation and Jeffrey M. Thompson (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on December 31, 2007).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

*	Management compensatory plan
**	Management contract