Form 10KSB/A
period 2007-12-31
TOWERSTREAM CORP
filed 2008-04-25
CIK 1349437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
(Amendment No. 1)

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as originally filed with the Securities and Exchange Commission (the “Commission”) on March 19, 2008 (the “Original Filing”), for the sole purpose of including the information required by Part III. This information was permitted to have been incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders, if such proxy statement had been filed with the Commission within 120 days of our 2007 fiscal year-end.

As a result of this Amendment No. 1, we are also filing as exhibits the certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 does not change any of the information contained in the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Commission subsequent to the date of the Original Filing.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.
Directors and Executive Officers

The following table sets forth the names, ages, and positions of our current directors and executive officers. Our directors hold office for one-year terms until the following annual meeting of stockholders and until his or her successor has been elected and qualified or until the director’s earlier resignation or removal. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
Jeffrey M. Thompson	43	President, Chief Executive Officer and Director
Philip Urso	48	Chairman of the Board of Directors
Maria Perry	45	Interim Chief Financial Officer
Arthur G. Giftakis	42	Vice President of Engineering and Operations
Howard L. Haronian, M.D.(1)(2)(3)	46	Director
Paul Koehler(1)(3)	48	Director
William Bush(1)(2)	43	Director

(1) Member of our Audit Committee.
(2) Member of our Compensation Committee.
(3) Member of our Nominating Committee.

Jeffrey M. Thompson has been our president, chief executive officer and director since January 2007. Mr. Thompson co-founded Towerstream in December 1999 with Philip Urso. Mr. Thompson has served as a director since inception and as chief operating officer from inception until November 2005 when Mr. Thompson became president and chief executive officer. In 1995, Mr. Thompson co-founded and was vice president of operations of EdgeNet Inc., a privately held Internet service provider (which was sold to Citadel Broadcasting Corporation in 1997 and became eFortress (“eFortress”)) through 1999. Mr. Thompson holds a B.S. from the University of Massachusetts.

Philip Urso has been our chairman and a director since January 2007. Mr. Urso co-founded Towerstream in December 1999 with Jeffrey Thompson. Mr. Urso has served as a director and chairman since inception and as chief executive officer from inception until July 2005. In 1995, Mr. Urso co-founded eFortress (previously EdgeNet Inc.) and served as its president through 1999. From 1983 until 1997, Mr. Urso owned and operated a group of radio stations. In addition, Mr. Urso co-founded the regional cell-tower company, MCF Communications, Inc.

Maria Perry has been our interim chief financial officer since December 2007. Ms. Perry served as our controller from April 2007 to December 2007. Prior thereto, from August 1998 to January 2007, Ms. Perry ran an independent consulting practice which provided accounting, financial and advisory services to private and public companies. Prior thereto, from July 1996 to July 1998, Ms. Perry was the director of business analysis and controller-worldwide finance for the Stanley-Bostitch division of The Stanley Works (NYSE: SWK). Ms. Perry also served as controller for The Holson Burnes Group, a former Bain Capital portfolio company, from November 1990 to June 1996. Ms. Perry began her career as an auditor for Deloitte, Haskins & Sells. Ms. Perry graduated from the University of Delaware with a B.S. in Accounting and received her M.B.A in Finance from the University of Chicago. Ms. Perry is a licensed Certified Public Accountant.

Arthur G. Giftakis has been our vice president of engineering and operations since January 2007. Mr. Giftakis has served as vice president of engineering and operations of Towerstream since 2004. From 2003 until 2004, Mr. Giftakis was manager of engineering and prior to that, Mr. Giftakis was at Sockeye Networks, Inc., a border gateway protocol optimization company that was acquired by Internap Network Services Corporation in 2003. Before joining Sockeye Networks, Inc. in 2001, Mr. Giftakis held various solution architect positions at NaviSite, Inc. and Digital Broadband Communications Inc. after spending ten years with Bell Atlantic Corp., now known as Verizon Communications Inc.

Howard L. Haronian, M.D. has been a director since January 2007. Dr. Haronian has served as a director of Towerstream since inception in December 1999. Dr. Haronian is an interventional cardiologist and has been president of Cardiology Specialists, Ltd. of Rhode Island since 1994. Dr. Haronian has served on the clinical faculty of the Yale School of Medicine since 1994. Dr. Haronian has directed the cardiac catheterization program at Westerly Hospital since founding such program in 2003.

Paul Koehler has been a director since January 2007. Mr. Koehler has served as vice president of corporate development of Pacific Ethanol, Inc. (NasdaqGM: PEIX) since June 2005. Mr. Koehler has over twenty years of experience in project development in the power and renewable fuels industries and in marketing, trading and risk management. Prior to working for Pacific Ethanol Inc., from 2001 to 2005, Mr. Koehler worked initially as a consultant and then as director of business development at PPM Energy Inc., a wind power producer and marketer. Mr. Koehler was president and co-founder of Kinergy Corporation, a consulting firm focused on renewable energy and risk management from 1993 to 2003 and a co-founder of ReEnergy LLC, which was acquired by Pacific Ethanol, Inc. During the 1990s, Mr. Koehler worked for Portland General Electric Company and Enron Corp. in marketing and origination of long term transactions, risk management, and energy trading. Mr. Koehler holds a B.A. from the Honors College at the University of Oregon.

William Bush has been a director since January 2007. From January 2006 through December 2007, Mr. Bush served as chief financial officer of ZVUE Corporation (formerly known as Handheld Entertainment, Inc. (NasdaqCM: ZVUE)), a distributor of user generated content. Mr. Bush has over twenty years of experience in accounting, financial support and business development. From 2002 to 2005, Mr. Bush was the chief financial officer and secretary for International Microcomputer Software, Inc. (OTCBB: IMSI.OB), a developer and distributor of precision design software, content and on-line services. Prior to that he was a director of business development and corporate controller for Buzzsaw.com, Inc. Mr. Bush was one of the founding members of Buzzsaw.com, Inc., a privately held company spun off from Autodesk, Inc. in 1999, focusing on online collaboration, printing and procurement applications. From 1997 to 1999, Mr. Bush worked as corporate controller at Autodesk, Inc. (NasdaqGM: ADSK), the fourth largest software applications company in the world. Prior to that, Mr. Bush worked for seven years in public accounting, first with Ernst & Young, and later with Price Waterhouse in Munich, Germany. Mr. Bush holds a B.S. in Business Administration from U.C. Berkeley and is a Certified Public Accountant. Mr. Bush currently serves on the board of directors of FindEx.com (OTCBB: FIND), a Bible study software provider.

Except for Howard L. Haronian and Philip Urso, who are cousins, there are no family relationships among our directors or executive officers.

Board Committees

Since January 2007, the standing committees of our Board of Directors consist of an Audit Committee, a Compensation Committee and a Nominating Committee. Each member of our committees is “independent” as such term is defined under and required by the federal securities laws and the rules of The NASDAQ Stock Market. The charters of each of the committees is available on our website at www.towerstream.com.

Audit Committee

The Audit Committee is comprised of three directors: William Bush, Howard L. Haronian, M.D., and Paul Koehler. William Bush is the Chairman of the Audit Committee. The Audit Committee’s duties are to recommend to our Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee oversees the independent auditors, including their independence and objectivity. However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors. The Audit Committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the Audit Committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors. Each of our Audit Committee members are, in the opinion of our Board of Directors, “Independent” as defined by the federal securities laws and The NASDAQ Stock Market and possess an understanding of financial statements and generally accepted accounting principles. Mr. Bush is a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K and serves as chairman of the Audit Committee.

Compensation Committee

The Compensation Committee is comprised of Howard L. Haronian, M.D. and William Bush. Dr. Haronian is the Chairman of the Compensation Committee. The Compensation Committee periodically reviews and approves our salary and benefits policies, including compensation of executive officers. The Compensation Committee also administers our stock option plans and recommends and approves grants of stock options under such plans.

Nominating Committee

The Nominating Committee is comprised of Paul Koehler and Howard L. Haronian, M.D. Dr. Haronian is Chairman of the Nominating Committee. The Nominating Committee considers and makes recommendations on matters related to the practices, policies and procedures of the board and takes a leadership role in shaping our corporate governance. As part of its duties, the Nominating Committee assesses the size, structure and composition of the board and board committees, coordinates evaluation of board performance and reviews board compensation. The Nominating Committee also acts as a screening and nominating committee for candidates considered for election to the board.

Compensation of Directors

The following table summarizes the compensation awarded during the fiscal year ended December 31, 2007 to our directors who are not named executive officers in the summary compensation table below:

Name	Fees Earned or Paid in Cash	Option Awards (1)(2)	Other Compensation	Total
Philip Urso	$26,333	$15,447	$6,027(3)	$47,807
Howard L. Haronian, M.D.	$36,500	$18,537	-	$55,037
Paul Koehler	$34,000	$12,358	-	$46,358
William Bush	$36,500	$15,447	-	$51,947

(1)
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123R, Share Based Payment. Our policy and assumptions made in the valuation of share based payments are contained in Note 2 to our December 31, 2007 financial statements.

(2)
As of December 31, 2007, there were outstanding options to purchase an aggregate of 362,886 shares, 50,039 shares, 10,000 shares and 12,500 shares held by Mr. Urso, Dr. Haronian, Mr. Koehler and Mr. Bush, respectively.

(3)	Includes $4,000 paid to Mr. Urso as salary, and $2,027 paid for medical benefits coverage in January and February 2007.

Pursuant to the 2007 Equity Compensation Plan, each non-employee director is entitled to receive ten-year options to purchase 10,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant upon such non-employee director’s initial election or appointment to the Board of Directors and annually thereafter, plus 2,500 additional shares of common stock for committee or board chairpersons, $25,000 per annum in cash, plus $1,000 per meeting attended in person or by telephone, and $500 per committee meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the year ended December 31, 2007, except that Jeffrey Thompson, our President, Chief Executive Officer and a director, failed to timely file a Form 4 reporting the grant of an option to purchase shares of our common stock on December 3, 2007, Maria Perry, our Interim Chief Financial Officer, failed to timely file a Form 3 upon appointment to such office, and George E. Kilguss, III, our former Chief Financial Officer, failed to file a Form 4 reporting the grant of an option to purchase shares of our common stock on December 3, 2007.

Code of Ethics

Our Board of Directors has adopted a code of conduct and ethics that establishes the standards of ethical conduct applicable to all directors, officers and employees of our company. The code addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures and internal control over financial reporting, corporate opportunities and confidentiality requirements. The Audit Committee is responsible for applying and interpreting our code of conduct and ethics in situations where questions are presented to it.

Item 10. Executive Compensation.

The following table summarizes the annual and long-term compensation paid to our chief executive officer and our two other most highly compensated executive officers who were serving at the end of 2007, whom we refer to collectively in this prospectus as the “named executive officers”:

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus			Option Awards(1)	Nonqualified Deferred Compensation Earnings		Total
Jeffrey M. Thompson	2007		$225,000		$137,800	(2)	$31,949(3)		-		$394,749
President and Chief Executive Officer	2006		$171,000		$75,000	(4)	$413,837(5)		$10,000		$669,837

George E. Kilguss, III Chief Financial Officer(6)	2007 2006	$ $	188,945 135,000	$ $	33,440 50,000		$8,360(7) -	$	- 45,000	$ $	230,745 230,000

Arthur Giftakis	2007		$120,000		$21,500		-		-		$141,500
Vice President of Engineering	2006		$120,000		-		-		-		$120,000
and Operations

(1) Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123R, Share Based Payment. Our policy and assumptions made in the valuation of share based payments are contained in Note 2 to our December 31, 2007 financial statements.

(2) Of this $137,800 cash bonus, $69,400 was awarded to Mr. Thompson in 2007 in recognition of services performed during 2007, $34,200 was awarded to Mr. Thompson on January 28, 2008 in recognition of services performed during 2007 and $34,200 was awarded to Mr. Thompson on February 7, 2008 in recognition of services performed during 2007.

(3) Represents (i) a ten-year option to purchase 12,010 shares of our common stock at an exercise price of $2.00 per share granted on December 3, 2007 in recognition of services performed during 2007, which option is fully vested and exercisable on the date of grant, and (ii) a ten-year option to purchase 11,032 shares of our common stock at an exercise price of $2.00 per share granted on March 3, 2008 in recognition of services performed in 2007, which option vests as to one-third of the shares subject to the option annually, commencing March 3, 2009.

(4) Of this $75,000 cash bonus, $30,000 was awarded to Mr. Thompson in 2006 in recognition of services performed during 2006, and $45,000 was awarded to Mr. Thompson on February 14, 2007 in recognition of services performed during 2006.

(5) Represents a five-year option to purchase 75,000 shares of our common stock at an exercise price of $9.74 per share granted on February 14, 2007 in recognition of services performed during 2006. Such option vests quarterly over a two-year period commencing April 1, 2007.

(6) Mr. Kilguss resigned from our company on December 18, 2007.

(7) Represents a ten-year option to purchase 6,760 shares of our common stock at an exercise price of $2.00 per share granted on December 3, 2007, which option is fully vested and exercisable on the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards to our named executive officers as of December 31, 2007:

	Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Jeffrey M. Thompson	280,309	(2)	−	$0.78	2/27/13
	175,193	(3)	−	$1.14	12/14/14
	175,193	(4)	−	$1.43	4/28/15
	28,125	(5)	46,875	$9.74	2/13/12
	12,010	(6)	−	$2.00	12/2/17

George E. Kilguss, III(1)	175,193	(4)	−	$1.43	4/28/15
	6,760	(7)	−	$2.00	12/2/17

Arthur Giftakis	59,566	(8)	−	$1.43	11/16/13
	23,359	(9)	11,680	$1.43	8/28/15

(1) Mr. Kilguss resigned from our company on December 18, 1007.
(2) Such option was fully vested and exercisable on February 28, 2003, the date of grant.
(3) Such option was fully vested and exercisable on December 15, 2004, the date of grant.
(4) Such option was fully vested and exercisable on April 29, 2005, the date of grant.
(5) Such option vests in equal quarterly installments over a two-year period commencing April 1, 2007.
(6) Such option was fully vested and exercisable on December 3, 2007, the date of grant.
(7) Such option was fully vested and exercisable on December 3, 2007, the date of grant.
(8) Such option vests as to one-third of the shares subject to the option annually, commencing November 17, 2004.
(9) Such option vests as to one-third of the shares subject to the option annually, commencing August 29, 2006.

Employment Agreements and Change-in-Control Agreements

On December 21, 2007, we entered into an employment agreement with Jeffrey M. Thompson, our principal executive officer. Pursuant to the terms of the agreement, Mr. Thompson will serve as our chief executive officer and president for a period of two years, with automatic one-year renewals, subject to either party electing to renew. For such services, Mr. Thompson will receive a base salary of $225,000 per annum, which may be increased annually by our Board of Directors in its discretion, but which increase shall not be less than the greater of (i) the annual increase in the consumer price index or (ii) 5%. Mr. Thompson is also eligible for a bonus of up to 75% of his base salary, as determined by our Board of Directors. In addition, we will pay 100% of all costs associated with Mr. Thompson’s employee benefits, including without limitation health insurance.

If Mr. Thompson’s employment is terminated (i) by us without “cause,” (ii) by him for “good reason” or (iii) by us within two years of a “change of control” (as such terms are defined in the agreement), then (a) we will be required to pay Mr. Thompson twenty-four months base salary in monthly installments, (b) any unvested options to purchase shares of our common stock would immediately vest and become exercisable and as to any grants of restricted stock restrictions would immediately lapse, and (c) we must continue to provide employee benefits, including without limitation health insurance, to Mr. Thompson for a period of five years following such termination.

During Mr. Thompson’s employment with us, and for a period of twelve months following his termination (the “Restricted Period”), except for a termination by Mr. Thompson for “good reason,” he is prohibited from engaging in any line of business in which we were engaged or had a formal plan to enter during the period of his employment with us. We will continue to pay Mr. Thompson his base salary then in effect, in accordance with our customary payroll practices for the duration of any such Restricted Period in the event that Mr. Thompson’s employment is terminated voluntarily by him, except for “good reason,” or by us for “cause.”

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 23, 2008 by:

•	each person known by us to beneficially own more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of, with respect to the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Towerstream Corporation, 55 Hammarlund Way, Middletown, Rhode Island 02842, unless otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)

5% Stockholders:
Orphan Fund L.P.	2,312,292		6.7%
One Sansome Street, Suite 2900
San Francisco, CA 94104
Stephens Investment Management, LLC	3,151,584	(2)	9.1%
One Sansome Street, Suite 2900
San Francisco, CA 94104

Directors and Named Executive Officers:
Jeffrey M. Thompson	2,590,585	(3)	7.5%
Philip Urso	4,170,195	(4)	12.1%
Arthur G. Giftakis	82,925	(5)	*
Howard L. Haronian	1,915,341	(6)	5.5%
Paul Koehler	3,333	(7)	*
William Bush	9,167	(8)	*
George E. Kilguss, III(9)	25,375	(10)	*
All directors and executive officers as a group (7 persons)	8,796,921	(3)(4)(5)(6)(7)(8)(10)	25.5%

* Less than 1%.

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 23, 2008. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. As of April 23, 2008, there were 34,556,332 shares of our common stock outstanding.

(2)
These shares of common stock are beneficially owned by certain investment limited partnerships, including Orphan Fund, L.P., for which Stephens Investment Management, LLC (“SIM”) serves as general partner and investment manager. SIM, as those investment limited partnerships’ general partner and investment manager, and Paul Stephens, W. Bradford Stephens and P. Bartlett Stephens, as managing members and owners of SIM, may therefore be deemed to beneficially own the shares owned by such investment limited partnerships, insofar as they may be deemed to have the power to direct the voting or disposition of those shares. Each of SIM, Paul Stephens, Bradford Stephens and P. Bartlett Stephens disclaims beneficial ownership as to these shares, except to the extent of his or its pecuniary interests therein.

(3)	Includes 689,580 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(4)
Includes 350,386 shares of common stock held by Mr. Urso’s minor children and 354,553 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days. Mr. Urso disclaims beneficial ownership of all shares held by his minor children.

(5)	Represents 82,925 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(6)
Includes 1,723,336 shares of common stock held as joint tenants with Dr. Haronian’s spouse and 16,680 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(7)	Represents 3,333 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(8)	Includes 4,167 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(9)	Mr. Kilguss resigned from our company on December 18, 2007.

(10)	Includes 6,761 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

On August 2, 2002, we borrowed $250,000 from Natale and Elizabeth Urso, Philip Urso’s parents, and issued a promissory note in the original principal amount of $250,000. This note provided for interest at the rate of 10% per annum and was due and payable within 60 days of demand.

On April 1, 2003, we borrowed $253,000 from Philip Urso and issued Mr. Urso a promissory note, dated April 1, 2003, in the original principal amount of $253,000. On November 30, 2004, we borrowed an additional $100,000 from Mr. Urso and issued Mr. Urso a promissory note, dated November 30, 2004, in the original principal amount of $100,000. On August 1, 2005, we consolidated all of our outstanding obligations to Mr. Urso under one instrument, by cancelling each of the foregoing promissory notes and issuing Mr. Urso a single consolidated note for the principal sum of $360,564.04 to account for the $65,251.34 outstanding under the April 1, 2003 note, the $106,694.31 outstanding under the November 30, 2004 note, $111,959.24 of deferred compensation in 2004 and $76,659.15 of deferred compensation in 2005. This consolidated note provided for interest at the rate of 5% per annum and was due and payable on August 1, 2008. Mr. Urso, however, had the right to convert up to 50% of the note’s unpaid balance into shares of common stock at a conversion price of $1.00 per share.

On December 7, 2005, we borrowed $250,000 from Mr. Urso and issued Mr. Urso a promissory note, dated December 7, 2005, in the original principal amount of $250,000. This note provided for interest at the rate of 10% per annum and was due and payable on December 7, 2006. Mr. Urso, however, had the right to convert all of the note’s unpaid balance into shares of common stock at a conversion price of $1.00 per share.

On January 13, 2006, we borrowed $250,000 from Mr. Urso and issued Mr. Urso a promissory note, dated January 13, 2006, in the original principal amount of $250,000. This note provided for interest at the rate of 10% per annum and was due and payable within 60 days of demand.

On July 12, 2006, we borrowed $50,000 from Mr. Urso and issued Mr. Urso a promissory note, dated July 12, 2006, in the original principal amount of $50,000. This note provided for interest at the rate of 10% per annum and was due and payable within 60 days of demand.

On October 1, 2006, we borrowed $125,000 from Mr. Urso and issued Mr. Urso a promissory note, dated October 1, 2006, in the original principal amount of $125,000. This note provided for interest at the rate of 10% per annum and was due and payable within 60 days of demand.

On September 7, 2004, we borrowed $150,000 from George E. Kilguss, III and issued Mr. Kilguss a promissory note, dated September 7, 2004, in the original principal amount of $150,000. This note provided for interest at the rate of 10% per annum and was due and payable on September 7, 2007. Mr. Kilguss, however, had the right to convert all of the note’s unpaid balance into shares of common stock at a purchase price of $0.80 per share.

On January 1, 2005, Mr. Kilguss agreed to defer $125,000 of his 2005 compensation. The deferred compensation accrued interest at a rate of 10% per annum. The deferred compensation and accrued interest was due on December 31, 2006. Mr. Kilguss, however, had the right to convert any amount of the balance not paid into shares of common stock at a conversion price of $1.00 per share.

On January 1, 2006, Mr. Kilguss agreed to defer an additional $45,000 of his 2006 compensation. The deferred compensation accrued interest at a rate of 10% per annum. The deferred compensation and accrued interest was due on December 31, 2006. Mr. Kilguss, however, had the right to convert any amount of the balance not paid into shares of common stock at a conversion price of $1.00 per share.

On October 1, 2006, we borrowed $150,000 from Howard L. Haronian and issued Dr. Haronian a promissory note, dated October 1, 2006, in the original principal amount of $150,000. This note provided for interest at the rate of 10% per annum and was due and payable within 60 days of demand.

On January 4, 2007, the aggregate outstanding principal and interest on the above promissory notes was $1,691,636. On such date, each of the noteholders sold their notes to a group of unaffiliated third parties pursuant to our issuing each of the note purchasers new notes that:

•	were due and payable on January 4, 2008;
•	accrued interest at the rate of 10% per annum; and
•	became automatically convertible into shares of common stock at a conversion price of $1.50 per share upon a merger.

When Towerstream Corporation, a private company, merged with the Company on January 12, 2007, these new January 4, 2007 notes converted into 1,127,575 shares of our common stock.

On November 10, 2005, we borrowed $250,000 from Howard L. Haronian and issued Dr. Haronian a promissory note, dated November 10, 2005, in the original principal amount of $250,000. The note provided for interest at the rate of 10% per annum and was due and payable on November 10, 2006. Dr. Haronian, however, had the right to convert all of the note’s unpaid balance into shares of common stock at a conversion price of $1.00 per share. On January 12, 2007, Dr. Haronian converted this note into 174,825 shares of our common stock at an adjusted conversion price of $1.43 per share.

Director Independence

Each of Howard L. Haronian, Paul Koehler and William Bush are independent directors, as provided in Nasdaq Marketplace Rule 4200(a)(15).

Item 13. Exhibits.

Exhibit No.	Description

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Marcum & Kliegman LLP for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2007 were $316,088.

Audit Related Fees

There were no fees billed for other audit related services, registration statement consents and due diligence by Marcum & Kliegman LLP that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended December 31, 2007.

 Tax Fees

There were no fees billed for professional services rendered by Marcum & Kliegman LLP, for tax compliance, tax advice and tax planning during the fiscal year ended December 31, 2007.

 All Other Fees

There were no fees billed for professional services rendered by Marcum & Kliegman LLP, for services other than those described above, during the fiscal year ended December 31, 2007.

 Audit Committee

Our Audit Committee approved, in advance, all work performed by Marcum & Kliegman .

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: April 25, 2008	By:	/s/ Jeffrey M. Thompson
Jeffrey M. Thompson President and Chief Executive Officer
(President and Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Jeffrey M. Thompson
Jeffrey M. Thompson	Director and Chief Executive Officer (President and Principal Executive Officer)	April 25, 2008

/s/ Maria Perry
Maria Perry	Interim Chief Financial Officer (Principal Financial Officer and	April 25, 2008
Principal Accounting Officer)
/s/ Philip Urso
Philip Urso	Director - Chairman of the Board of Directors	April 25, 2008

/s/ Howard L. Haronian, M.D.
Howard L. Haronian, M.D.	Director	April 25, 2008

/s/ William J. Bush
William J. Bush	Director	April 25, 2008

/s/ Paul Koehler
Paul Koehler	Director	April 25, 2008

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer