Form 10-Q
period 2008-03-31
TOWERSTREAM CORP
filed 2008-05-07
CIK 1349437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission file number 001-33449

TOWERSTREAM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8259086 (I.R.S. Employer Identification No.)

55 Hammarlund Way Middletown, Rhode Island (Address of principal executive offices)	02842 (Zip Code)

Registrant’s telephone number: (401) 848-5848

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 5, 2008, there were 34,556,332 shares of the issuer’s common stock outstanding.

TOWERSTREAM CORPORATION AND SUBISIDIARIES

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TOWERSTREAM CORPORATION AND SUBISIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$36,023,234	$40,756,865
Accounts receivable, net of allowance for doubtful accounts of $117,615 and $77,615, respectively	182,644	184,621
Prepaid expenses and other current assets	490,858	736,156
Total Current Assets	36,696,736	41,677,642

Property and equipment, net	9,883,245	8,518,750

Security deposits and other assets	278,828	283,790
FCC licenses	475,000	475,000
TOTAL ASSETS	$47,333,809	$50,955,182

Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of capital lease obligations	$44,856	$47,486
Accounts payable	850,467	1,413,970
Accrued expenses	737,442	685,576
Deferred revenues	779,638	631,506
Total Current Liabilities	2,412,403	2,778,538

Other Liabilities
Long-term debt, net of deferred debt discount of $246,108 and $357,139, respectively	2,503,892	3,142,861
Capital lease obligations, net of current maturities	13,553	25,341
Deferred rent	353,355	273,154
Total Other Liabilities	2,870,800	3,441,356
TOTAL LIABILITIES	5,283,203	6,219,894

Commitments

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 authorized, none outstanding	−	−
Common stock, par value $0.001; 70,000,000 shares authorized; 34,556,332 and 34,080,053 issued and outstanding, respectively	34,556	34,080
Additional paid-in-capital	54,126,377	53,223,033
Deferred consulting costs	−	(20,100)
Accumulated deficit	(12,110,327)	(8,501,725)
TOTAL STOCKHOLDERS' EQUITY	42,050,606	44,735,288
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,333,809	$50,955,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBISIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007

Revenues	$2,081,881	$1,580,699

Operating Expenses
Cost of revenues (exclusive of depreciation, shown separately below)	976,075	464,359
Depreciation	676,639	361,774
Customer support services	421,042	160,393
Selling expenses	1,811,062	343,270
General and administrative expenses (includes stock-based compensation expense of $173,920 and $192,943, respectively)	1,906,541	1,417,891
TOTAL OPERATING EXPENSES	5,791,359	2,747,687
OPERATING LOSS	(3,709,478)	(1,166,988)
Other Income/(Expense)
Interest income	288,708	103,953
Interest expense	(183,018)	(575,124)
Other expense	(4,814)	(2,360)
TOTAL OTHER INCOME/ (EXPENSE)	100,876	(473,531)
NET LOSS	$(3,608,602)	$(1,640,519)
Net loss per common share - basic and diluted	$(0.10)	$(0.07)
Weighted average common shares outstanding - basic and diluted	34,495,828	23,706,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBISIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
For the Three Months Ended March 31, 2008

	Common Stock		Additional Paid-In-Capital	Deferred Consulting Costs		Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2008	34,080,053	$34,080	$53,223,033		$(20,100)	$(8,501,725)	$44,735,288
Issuance of common stock upon conversion of debentures	272,727	273	749,727				750,000
Non-cash exercise of options	18,614	18	(18)				−
Non-cash exercise of warrants	184,938	185	(185)				−
Stock-based compensation			153,820				153,820
Amortization of deferred consulting costs					20,100		20,100
Net loss						(3,608,602)	(3,608,602)
Balance at March 31, 2008	34,556,332	$34,556	54,126,377	$	−	$(12,110,327)	$42,050,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBISIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities
Net loss	$(3,608,602)	$(1,640,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts receivable	40,000	15,000
Depreciation	676,639	361,774
Stock-based compensation	173,920	192,943
Non-cash interest on notes payable	73,393	74,882
Amortization of beneficial conversion feature	−	378,055
Amortization of deferred debt discount	37,638	38,056
Amortization of financing costs	14,563	12,621
Loss on sale and disposition of property and equipment	4,814	2,360
Changes in operating assets and liabilities:
Accounts receivable	(38,023)	(58,865)
Prepaid expenses and other current assets	245,298	(63,016)
Accounts payable	(563,502)	88,554
Accrued expenses	51,866	(34,288)
Deferred compensation	−	(10,000)
Deferred revenues	148,131	(30,422)
Deferred rent	80,200	−
TOTAL ADJUSTMENTS	944,937	967,654
NET CASH USED IN OPERATING ACTIVITIES	(2,663,665)	(672,865)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(2,046,703)	(979,232)
Proceeds from sale of property and equipment	755	6,000
Change in security deposits	(9,600)	488
NET CASH USED IN INVESTING ACTIVITIES	(2,055,548)	(972,744)

Cash Flows From Financing Activities
Net proceeds from sale of debentures	−	3,360,000
Repayment of stockholder notes	−	(200,000)
Repayment of equipment note	−	(2,490)
Repayment of capital leases	(14,418)	(14,337)
Proceeds from exercise of warrants	−	119,973
Net proceeds from sale of common stock	−	11,051,237
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(14,418)	14,314,383

NET (DECREASE)/INCREASE IN CASH and CASH EQUIVALENTS	(4,733,631)	12,668,774

Cash and Cash Equivalents - Beginning	40,756,865	160,363
Cash and Cash Equivalents - Ending	$36,023,234	$12,829,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBISIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008		2007
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest		$57,865		$13,337
Non-cash investing and financing activities:
Conversion of principal and interest on notes payable into shares of common stock	$	−		$2,191,636
Conversion of long-term debt into shares of common stock		$750,000	$	−
Assumption of accounts payable in reverse merger transaction	$	−		$16,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBISIDIARIES

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

On January 12, 2007, Towerstream merged with a newly formed subsidiary of University Girls Calendar Ltd. (‘‘UGC’’), a publicly traded shell company. In connection with the merger, 1,900,000 UGC common shares remained outstanding and all other outstanding shares of UGC were cancelled. Also, in connection with the merger, UGC issued 15,000,000 shares of its common stock for all the outstanding common stock of Towerstream. As a result of the transaction, the former owners of Towerstream became the controlling stockholders of UGC and UGC changed its name to Towerstream Corporation. Accordingly, the merger of Towerstream and UGC is a reverse merger that has been accounted for as a recapitalization of Towerstream.

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

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation.    The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-KSB for the year ended December 31, 2007 and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Reclassifications.  Certain accounts in the prior period condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current period condensed consolidated financial statements. These reclassifications have no effect on the previously reported net loss.

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents.

The Company maintains its cash and cash equivalents accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of March 31, 2008, the Company had cash and cash equivalent balances of approximately $7,003,000 in excess of the federally insured limit of $100,000. The Company has substantial cash equivalent balances which are invested in various Aaa rated institutional money market funds. As of March 31, 2008, the Company had cash equivalent balances of approximately $28,774,000 invested in excess of the Securities Investor Protection Corporation (‘‘SIPC’’) limit of $500,000.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51", (“SFAS 160”), effective for fiscal years beginning after December 15, 2008. SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including the requirement that the noncontrolling interest be classified as a component of equity. SFAS 160 is required to be adopted simultaneously with SFAS 141(R). The Company does not expect that this pronouncement will have a significant impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, entitled ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’, (“SFAS 159”). The guidance in SFAS 159 ‘‘allows’’ reporting entities to ‘‘choose’’ to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, as amended, entitled ‘‘Accounting for Derivative Instruments and Hedging Activities.’’ The provisions of SFAS 159 are applicable to all reporting entities and are effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. The Company adopted SFAS 159 effective January 1, 2008.  Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123 (revised 2004), “Share-Based Payment”, and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. The Company adopted SFAS 157 on January 1, 2008, as required for its financial assets and financial liabilities.  However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for the Company’s financial assets and financial liabilities did not have a material impact on its condensed consolidated financial statements. The Company is evaluating the effect the implementation of SFAS 157 for its nonfinancial assets and nonfinancial liabilities will have on the Company’s condensed consolidated financial statements.

Note 3.    Property and Equipment, net

The Company’s property and equipment, net is comprised of:

	March 31, 2008	December 31, 2007
Network and base station equipment	$8,189,115	$7,448,258
Customer premise equipment	4,756,201	4,120,647
Furniture, fixtures and equipment	1,511,950	1,294,472
Computer equipment	528,229	476,206
Leasehold improvements	681,423	496,368
System software	659,824	473,261
	16,326,742	14,309,212
Less: accumulated depreciation	6,443,497	5,790,462
	$9,883,245	$8,518,750

Depreciation expense for the three months ended March 31, 2008 and 2007 was $676,639 and $361,774, respectively.

Property held under capital leases included within the Company’s property and equipment consists of the following:

	March 31, 2008	December 31, 2007
Network and base station equipment	$194,702	$194,702
Less: accumulated depreciation	103,154	93,419
	$91,548	$101,283

Note 4.    Long-Term Debt

On January 18, 2007, the Company issued $3,500,000 of 8% senior convertible debentures (the ‘‘Debentures’’). These Debentures mature on December 31, 2009, and are convertible, in whole or in part, at each holder’s option, into shares of the Company’s common stock at an initial conversion price of $2.75 per share.

On January 4, 2008, one of the debenture holders converted $750,000 of their Debenture into common stock. As a result of this conversion, the Company issued 272,727 shares of common stock at a conversion price of $2.75 per share. In addition, the Company also recognized $73,393 as non-cash interest expense associated with this transaction.

Note 5.    Stockholders’ Equity

On January 19, 2008, two former employees exercised their warrants to purchase a total of 251,717 shares. These transactions were effected using the net issue exercise (or “cashless exercise”) election of the warrant agreements, whereby the number of shares issued is calculated by dividing the warrant value on the exercise date by the average closing and ask prices over the 10-day period immediately prior to the exercise date. Accordingly, 184,938 shares were issued in exchange for the 251,717 warrants exercised.

On March 14, 2008, a former employee exercised his option to purchase a total of 175,193 shares. This transaction was effected using the net issue exercise (or “cashless exercise”) election of the option agreement, whereby the number of shares issued is based on the fair market value of the Company’s common stock as of the date of the option exercise. Accordingly, 18,614 shares were issued in exchange for the 175,193 options exercised.

Note 6.    Share-Based Compensation

The Company uses the Black-Scholes valuation model and recorded stock-based compensation of $153,820 for amortization of stock options granted under the Company’s stock option plan and $20,100 for amortization of stock-based deferred consulting costs for the three months ended March 31, 2008. The Company recorded stock-based compensation of $112,543 for amortization of stock options granted under the Company’s stock option plan and $80,400 for amortization of stock-based deferred consulting costs for the three months ended March 31, 2007.

The unamortized amount of stock options expense was $1,168,265 as of March 31, 2008, which will be recognized over a weighted average period of 2.40 years.

The fair values of the stock option grants were estimated on the dates of grant using the Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
Risk-free interest rate	2.5%	4.7% - 4.8%
Expected volatility	91%	59% - 60%
Expected life (in years)	6.5	7
Expected dividend yield	-	-
Weighted average per share grant date fair value	$1.55	$4.71

The risk-free interest rate used is determined by the risk-free interest rates established by the Federal Reserve. In 2008, the Company’s expected volatility is based upon implied volatility for its common stock. In 2007, the Company’s expected volatility was based on other factors, including the stock prices of its publicly-traded peers. In 2008, the expected life of the Company’s options was determined using the simplified method under Staff Accounting Bulletin No. 110 whereas in 2007, the Company’s estimate was based on the period of time that options granted are expected to be outstanding. The dividend yield is based upon the fact that the Company has not historically granted dividends, and does not expect to in the future.

Transactions under the stock option plans during the three months ended March 31, 2008 are as follows:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding as of January 1, 2008	2,328,067	$2.08
Granted	221,032	2.00
Forfeited/expired	(2,336)	1.43
Exercised	(175,193)	1.43
Options outstanding as of March 31, 2008	2,371,570	$2.12
Options exercisable as of March 31, 2008	1,646,415	$1.43

The weighted average remaining contractual life of the outstanding options as of March 31, 2008 was 6.39 years.

Note 7.    Stock Warrants

The Company issued warrants to purchase shares of its common stock. The warrants were granted to employees and certain non-employees at exercise prices ranging from $0.71 to $6.00 per share expiring at various periods through June 2012.

A summary of the status of the warrants for the three months ended March 31, 2008 is as follows:

Warrants outstanding as of January 1, 2008	4,672,325
Exercised	(251,717)
Expired	(50,456)
Warrants outstanding as of March 31, 2008	4,370,152
Warrants exercisable as of March 31, 2008	4,370,152
Weighted average remaining contractual life of the outstanding warrants as of March 31, 2008	3.78 years

Note 8. Net Loss Per Common Share

Net loss per common share is computed in accordance with SFAS No. 128, ‘‘Earnings Per Share’’ (‘‘SFAS No. 128’’). As a result of the Company having recorded a net loss during the three months ended March 31, 2008 and 2007, the average number of common shares used in the calculation of basic and diluted loss per share are identical for each period and have not been adjusted for the effects of the following potential common shares from unexercised stock options and warrants, and shares convertible under certain debt agreements as the inclusion of these securities would have been anitidilutive.

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
Stock options	2,371,570	2,083,454
Warrants	4,370,152	4,772,324
Convertible debt	1,000,001	1,272,728
Total	7,741,723	8,128,506

The issuance of such potential common shares may dilute earnings per share in the future.

Note 9.    Commitments and Contingencies

Lease Obligations.    The Company maintains several operating leases, including leases related to roof top rights, cellular towers and office space, under various non-cancelable agreements expiring through March 2019. As of March 31, 2008, the total future lease payments are as follows:

Period Ending March 31,
Nine months ending December 31, 2008	$1,422,740
2009	1,906,128
2010	1,822,738
2011	1,549,245
2012	1,393,430
Thereafter	1,679,489
$9,773,770

Rent expense for the three months ended March 31, 2008 and 2007 totaled approximately $450,000 and $240,000, respectively.

Note 10.     Subsequent Events

On April 18, 2008, the Company entered an agreement to purchase Federal Communications Commission (“FCC”) licenses for a total cash purchase price of $400,000. Payment of the purchase price is contingent upon FCC approval of the transfer of the licenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2008 and should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Overview

We provide fixed wireless broadband services to commercial users based on a traditional monthly subscription model. Through transmissions over both regulated and unregulated radio spectrum, we offer customers high speed Internet access over a fixed wireless network, which supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. We are currently providing service to business customers utilizing fixed wireless technology in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Providence and Newport, Rhode Island.

Prior to January 12, 2007, we were a public shell company, as defined by the Securities and Exchange Commission, without material assets or activities. On January 12, 2007, we completed a reverse merger, pursuant to which a wholly owned subsidiary of ours merged with and into a private company, Towerstream Corporation, with such private company being the surviving company. In connection with this reverse merger, we discontinued our former business and succeeded to the business of Towerstream as our sole line of business. For financial reporting purposes, Towerstream, and not us, is considered the accounting acquiror. All costs associated with the reverse merger (other than financing related costs in connection with the simultaneous sale of $3,500,000 of our 8% senior convertible debentures due 2009 and warrants, and approximately $11,500,000 of units consisting of common stock and warrants) were expensed as incurred.

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

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues.    During the three months ended March 31, 2008, we had revenues of $2,081,881, as compared to revenues of $1,580,699 during the three months ended March 31, 2007, representing an increase of 31.7%. This increase was primarily attributable to increases in the average revenue per user (“ARPU”) and the growth of our network subscriber base. As shown below, the ARPU of total subscribers increased to $735 as subscribers are gravitating to higher bandwidth products offered by us. The ARPU of new subscribers increased from the first quarter of 2008 compared with the first quarter of 2007 by $75 or 9.8%.

Customer churn, represented as a percent of revenue lost on a monthly basis from subscribers disconnecting from our network, averaged 1.35% for the three months ended March 31, 2008 compared with 1.27% for the three months ended March 31, 2007.

Quarterly Operating Metrics (1)	March 31, 2008	March 31, 2007

Revenues	$2,081,881	$1,580,699

Sequential growth	9.2%	1.1%

ARPU (2)	$735	$657

ARPU of new subscriber additions (3)	$842	$767

Churn (4)	1.35%	1.27%

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

(4) The churn percentage represents the monthly recurring revenue lost during the period as a percentage of total revenues.

Operating Loss.    Operating expenses, which consist of cost of revenues, depreciation, customer support services, selling, and general and administrative costs, totaled $5,791,359 for the three months ended March 31, 2008, as compared to $2,747,687 for the three months ended March 31, 2007, representing an increase of 110.8%, the components of which are discussed in further detail below. As a result of the increased expense level, our operating loss for the three months ended March 31, 2008 increased to $3,709,478 as compared to our operating loss of $1,166,988 for the three months ended March 31, 2007.

Cost of Revenues.    Cost of revenues, which consists of tower rental charges, bandwidth purchases, and related engineering costs and overhead, exclusive of depreciation, totaled $976,075 for the three months ended March 31, 2008, as compared to $464,359 for the three months ended March 31, 2007, resulting in gross margins, before depreciation, of 53.1% and 70.6%, respectively, a decrease of 17.5%. The decreased margin is the result of increases in both tower rent expense and bandwidth purchases, increases in network supplies and shipping costs and increased expenses related to site work visits, as well as additional network staffing in the period. Tower rent expense increased by approximately $108,000 in the period resulting primarily from our expansion into the Miami and Dallas markets, overall rent increases and our expanded presence in the Chicago, New York and San Francisco markets. Bandwidth purchases increased by approximately $109,000 during the period. Network supplies and shipping costs increased by approximately $77,000 during the period. Site work expenses increased by approximately $95,000 due to the growth of our network subscriber base. In addition, network engineering and network personnel staffing increased by approximately $105,000 primarily as a result of new hires associated with the increased capacity.

Depreciation Expense.    Depreciation expense totaled $676,639 for the three months ended March 31, 2008, as compared to $361,774 for the three months ended March 31, 2007, representing an increase of 87.0%. This increase was the result of increased purchases of capital equipment used to expand our market and geographic capacity.

Customer Support Services.    Customer support services totaled $421,042 for the three months ended March 31, 2008, as compared to $160,393 for the three months ended March 31, 2007, representing an increase of 162.5%. This increase was primarily the result of new hires to meet the needs of our growing customer base.

Selling Expenses. Selling expenses, which consist primarily of commissions, salaries and advertising expenses, totaled $1,811,062 for the three months ended March 31, 2008, as compared to $343,270 for the three months ended March 31, 2007, representing an increase of 427.6%. Of this increase, approximately $1,300,000 related to the expansion of our sales force and sales support team. Advertising expense increased by approximately $134,000 due to our efforts to expand our network subscriber base.

General and Administrative Expenses.    General and administrative expenses, which consist of salaries and overhead expenses, totaled $1,906,541 for the three months ended March 31, 2008, as compared to $1,417,891 for the three months ended March 31, 2007, representing an increase of 34.5%. This increase was attributable to approximately $345,000 of administrative staffing increases to support the overall growth of our business. Rent and utilities increased by approximately $143,000 while software costs increased by approximately $69,000 due to staffing increases and the expansion of our call center facility during the period. Our taxes also increased by $61,000 during the quarter. These increases were offset by a decrease of approximately $186,000 for fees associated with our January 12, 2007 reverse merger and simultaneous equity and debt financing.

Interest Income. Interest income for the three months ended March 31, 2008 totaled $288,708 as compared to $103,953 for the three months ended March 31, 2007. This increase was attributable to an increased cash balance in our investment account as a result of our June 2007 capital raising effort.

Interest Expense.    Interest expense totaled $183,018 for the three months ended March 31, 2008, as compared to $575,124 for the three months ended March 31, 2007. This decrease was attributable to non-cash charges to interest expense of $378,055 related to the beneficial conversion feature granted to the holders of the stockholder notes payable and $74,882 for other notes payable converted to equity upon the merger and additional interest expense upon conversion of notes payable in the first quarter of 2007. These decreases were offset by an increase in the first quarter of 2008 as a result of a non-cash interest expense of $73,393 related to debt converted into equity in January 2008.

Net Loss.    We recorded a net loss of $3,608,602 for the three months ended March 31, 2008, as compared to a net loss of $1,640,519 for the three months ended March 31, 2007. The net loss was primarily attributable to market and capacity expansion initiatives.

Liquidity and Capital Resources

Since our inception on January 12, 2007, we have financed our operations primarily through the public sale and private placement of our equity securities and debt financing. As of March 31, 2008 and December 31, 2007, we had cash and cash equivalents of $36,023,234 and $40,756,865, respectively. This decrease is attributable to $4,719,213 used in operating and investing activities during the period. Cash and cash equivalents are invested in various Aaa rated institutional money market funds. We have historically met our liquidity requirements from a variety of sources, including internally generated cash, short and long-term borrowings and the sale of equity securities.

Net Cash Used in Operating Activities.    Net cash used in operating activities totaled $2,663,665 for the three months ended March 31, 2008, as compared to $672,865 for the three months ended March 31, 2007. This increase was primarily due to the higher operating expenses incurred in the 2008 period resulting in our $3,608,602 net loss for the period.

Net Cash Used in Investing Activities.    Net cash used in investing activities totaled $2,055,548 for the three months ended March 31, 2008, as compared to $972,744 for the three months ended March 31, 2007 and was primarily attributable to an increase in capital expenditures. Approximately $226,000 was expended upgrading our network and increasing its capabilities and capacity, approximately $690,000 was spent on customer premise equipment and related installation costs and approximately $490,000 was spent on the addition of new points of presence. We also incurred approximately $641,000 of costs associated with the expansion of our corporate offices.

Net Cash Used In/Provided By Financing Activities.   Net cash used in financing activities totaled $14,418 for the three months ended March 31, 2008, as compared to net cash provided by financing activities of $14,314,383 for the three months ended March 31, 2007. The decrease is directly attributable to the issuance of 5,110,056 shares of common stock at approximately $2.25 per share and the sale of $3,500,000 of debentures resulting in total net proceeds to us of approximately $14,400,000 in January 2007. Other financing activities in the first quarter of 2007 included the repayment of $200,000 stockholder notes and proceeds of $119,973 from warrants exercised.

Working Capital.    As of March 31, 2008, we had working capital of $34,284,333 due primarily to our June 2007 capital raising activities. We believe that our current operating activities, together with the money raised in 2007, will enable us to meet our anticipated cash requirements for 2008.

Senior Convertible Debentures

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

Long-Lived Assets. Long-lived assets consist primarily of property and equipment and FCC licenses. Long-lived assets are reviewed annually for impairment or whenever events or circumstances indicate their carrying value may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.

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

SFAS 141(R) is effective for reporting periods beginning on or after December 15, 2008. Earlier adoption is not permitted. We anticipate that adoption of this pronouncement will significantly impact how we accounts for business combination transactions consummated after the effective date, in the various areas outlined above.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51", (“SFAS 160”), effective for fiscal years beginning after December 15, 2008. SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including the requirement that the noncontrolling interest be classified as a component of equity. SFAS 160 is required to be adopted simultaneously with SFAS 141(R). We do not expect that this pronouncement will have a significant impact on our condensed consolidated financial position, results of operations or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, entitled ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’, (“SFAS 159”). The guidance in SFAS 159 ‘‘allows’’ reporting entities to ‘‘choose’’ to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, as amended, entitled ‘‘Accounting for Derivative Instruments and Hedging Activities.’’ The provisions of SFAS 159 are applicable to all reporting entities and are effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. We adopted SFAS 159 effective January 1, 2008.  Upon adoption, we did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’, (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 157 on January 1, 2008, as required for our financial assets and financial liabilities.  However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for our financial assets and financial liabilities did not have a material impact on our condensed consolidated financial statements. We are evaluating the effect the implementation of SFAS 157 for our nonfinancial assets and nonfinancial liabilities will have on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market Risk Related to Interest Rates

     We are exposed to market risks related to changes in interest rates; however, we believe those risks to be not material in relation to our operations. We do not have any foreign currency exchange rate risk or derivative financial instruments.

Interest Rate Risk

     As of March 31, 2008, our cash and cash equivalents included approximately $34,000,000 of money market securities.  Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures are effective, as of the three months ended March 31, 2008, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period covered in this Report, we have not sold any unregistered securities except on March 14, 2008, we issued 18,614 shares of our common stock to a former employee upon such employee's cashless exercise of an option to purchase 175,193 shares of our common stock at an exercise price of $1.43 per share. This transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: May 7, 2008	By:	/s/ Jeffrey M. Thompson

Jeffrey M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2008	By:	/s/ Maria Perry

Maria Perry
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer