Form 10-Q
period 2008-06-30
TOWERSTREAM CORP
filed 2008-08-11
CIK 1349437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 7, 2008, there were 34,556,332 shares of the issuer’s common stock outstanding.

TOWERSTREAM CORPORATION AND SUBISIDIARIES

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TOWERSTREAM CORPORATION AND SUBISIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$31,706,837	$40,756,865
Accounts receivable, net of allowance for doubtful accounts of $121,881 and $77,615, respectively	172,167	184,621
Prepaid expenses and other current assets	385,374	736,156
Total Current Assets	32,264,378	41,677,642

Property and equipment, net	10,967,145	8,518,750

Security deposits and other assets	269,372	283,790
FCC licenses	475,000	475,000
Total Assets	$43,975,895	$50,955,182

Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of capital lease obligations	$41,739	$47,486
Accounts payable	739,890	1,413,970
Accrued expenses	808,365	685,576
Deferred revenues	840,609	631,506
Total Current Liabilities	2,430,603	2,778,538

Other Liabilities
Long-term debt, net of deferred debt discount of $211,607 and $357,139, respectively	2,538,393	3,142,861
Capital lease obligations, net of current maturities	6,022	25,341
Deferred rent	344,494	273,154
Total Other Liabilities	2,888,909	3,441,356
Total Liabilities	5,319,512	6,219,894

Commitments (Note 9)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 authorized, none outstanding	−	−
Common stock, par value $0.001; 70,000,000 shares authorized; 34,556,332 and 34,080,053 issued and outstanding, respectively	34,556	34,080
Additional paid-in-capital	54,462,245	53,223,033
Deferred consulting costs	−	(20,100)
Accumulated deficit	(15,840,418)	(8,501,725)
Total Stockholders' Equity	38,656,383	44,735,288
Total Liabilities and Stockholders' Equity	$43,975,895	$50,955,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBISIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$2,494,094	$1,632,061	$4,575,975	$3,212,760

Operating Expenses
Cost of revenues (exclusive of depreciation)	1,038,164	546,973	2,014,239	1,011,333
Depreciation	752,667	415,115	1,429,306	776,889
Customer support services	447,328	190,657	868,370	351,049
Selling expenses	2,056,713	752,635	3,867,775	1,095,905
General and administrative expenses	1,967,508	2,061,541	3,874,049	3,479,432
Total Operating Expenses	6,262,380	3,966,921	12,053,739	6,714,608
Operating Loss	(3,768,286)	(2,334,860)	(7,477,764)	(3,501,848)
Other Income (Expense)
Interest income	148,163	232,874	436,871	336,827
Interest expense	(105,958)	(133,840)	(288,976)	(708,964)
Other expense, net	(4,010)	(152,761)	(8,824)	(155,121)
Total Other Income (Expense)	38,195	(53,727)	139,071	(527,258)
Net Loss	$(3,730,091)	$(2,388,587)	$(7,338,693)	$(4,029,106)
Net loss per common share – basic and diluted	$(0.11)	$(0.09)	$(0.21)	$(0.17)
Weighted average common shares outstanding – basic and diluted	34,556,332	25,860,495	34,526,080	24,329,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBISIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities	$(7,338,693)	$(4,029,106)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts receivable	85,000	30,000
Depreciation	1,429,306	776,889
Stock-based compensation	509,797	462,257
Non-cash interest on notes payable	73,393	74,882
Amortization of beneficial conversion feature	-	378,055
Amortization of deferred debt discount	72,139	81,966
Amortization of financing costs	29,125	27,183
Loss on sale and disposition of property and equipment	8,828	5,145
Changes in operating assets and liabilities:
Accounts receivable	(72,547)	(176,121)
Prepaid expenses and other current assets	350,783	(263,683)
Accounts payable	(674,080)	751,909
Accrued expenses	122,789	343,188
Deferred compensation	-	(10,000)
Deferred revenues	209,103	134,435
Deferred rent	71,339	-
Total Adjustments	2,214,975	2,616,105
Net Cash Used In Operating Activities	(5,123,718)	(1,413,001)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(3,887,730)	(2,667,805)
Proceeds from sale of property and equipment	1,200	7,700
Change in security deposits	(14,706)	(5,112)
Net Cash Used In Investing Activities	(3,901,236)	(2,665,217)

Cash Flows From Financing Activities
Net proceeds from sale of debentures	-	3,360,000
Repayment of stockholder notes	-	(200,000)
Repayment of equipment note	-	(5,018)
Repayment of capital leases	(25,065)	(29,458)
Proceeds from exercise of warrants	-	119,973
Payment to warrant holders for fractional shares upon cashless exercise	(9)	-
Net proceeds from sale of common stock	-	48,251,237
Net Cash (Used In)/Provided By Financing Activities	(25,074)	51,496,734

Net (Decrease)/Increase In Cash and Cash Equivalents	(9,050,028)	47,418,516

Cash and Cash Equivalents - Beginning	40,756,865	160,363
Cash and Cash Equivalents - Ending	$31,706,837	$47,578,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBISIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Six Months Ended June 30,
	2008		2007
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest		$114,759		$18,703
Non-cash investing and financing activities:
Conversion of principal and interest on notes payable into shares of common stock	$	−		$2,191,636
Conversion of long-term debt into shares of common stock		$750,000	$	−
Assumption of accounts payable in reverse merger transaction	$	−		$16,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBISIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
For the Six Months Ended June 30, 2008

	Common Stock		Additional Paid-In-	Deferred Consulting	Accumulated
	Shares	Amount	Capital	Costs	Deficit	Total
Balance at January 1, 2008	34,080,053	$34,080	$53,223,033	$(20,100)	$(8,501,725)	$44,735,288
Issuance of common stock upon conversion of debentures	272,727	273	749,727			750,000
Non-cash exercise of options	18,614	18	(18)			−
Non-cash exercise of warrants	184,938	185	(185)			−
Payment to warrant holders for fractional shares upon cashless exercise			(9)			(9)
Stock-based compensation			489,697			489,697
Amortization of deferred consulting costs				20,100		20,100
Net loss					(7,338,693)	(7,338,693)
Balance at June 30, 2008	34,556,332	$34,556	$54,462,245	$ −	$(15,840,418)	$38,656,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBISIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Nature of Business

Towerstream Corporation (herein after referred to as ‘‘Towerstream’’ or the ‘‘Company’’) was formed on December 17, 1999, and was incorporated in Delaware. In January 2007, the Company terminated its Sub S tax status and elected to operate as a C corporation with its corporate headquarters located in Rhode Island.

On January 12, 2007, Towerstream merged with a newly formed subsidiary of University Girls Calendar Ltd. (‘‘UGC’’), a publicly traded shell company. In connection with the merger, all outstanding shares of UGC were cancelled, expect for 1,900,000 shares of common stock. Also, in connection with the merger, UGC issued 15,000,000 shares of its common stock for all the outstanding common stock of Towerstream. As a result of the transaction, the former owners of Towerstream became the controlling stockholders of UGC which also changed its name to Towerstream Corporation. The previously private company Towerstream Corporation changed its name to Towerstream I, Inc., and became a wholly-owned subsidiary of the publicly traded company. The merger of Towerstream and UGC is a reverse merger that has been accounted for as a recapitalization of Towerstream.

The Company provides fixed wireless broadband services to commercial users based on a monthly subscription model. Through transmissions over both regulated and unregulated radio spectrum, the Company provides customers high speed Internet access over a fixed wireless network which supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. The Company provides service to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Providence and Newport, Rhode Island.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation.    The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2008, are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-KSB for the year ended December 31, 2007, and updated, as necessary, in this Quarterly Report on Form 10-Q.

Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company maintains its cash and cash equivalents accounts at financial institutions with balances, at times, in excess of federally insured limits. As of June 30, 2008, the Company had cash and cash equivalent balances of approximately $842,000 in excess of the federally insured limit of $100,000. The Company has substantial cash equivalent balances which are invested in various Aaa rated institutional money market funds. As of June 30, 2008, the Company had cash equivalent balances of approximately $30,602,000 invested in excess of the Securities Investor Protection Corporation (‘‘SIPC’’) limit of $500,000.

Recent Accounting Pronouncements. In May 2008, the Financial Accounting Standards Board (“FASB”) issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted. The Company currently is assessing the impact of FSP APB 14-1 on its condensed consolidated financial position, results of operations or cash flows.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on its condensed consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 141(R), "Business Combinations," (“SFAS 141(R)”), which will change the accounting for and reporting of business combination transactions. The most significant changes in the accounting for business combinations under SFAS 141(R) include: (1) valuation of any acquirer shares issued as purchase consideration will be measured at fair value as of the acquisition date; (2) contingent purchase consideration, if any, will generally be measured and recorded at the acquisition date, at fair value, with any subsequent change in fair value reflected in earnings rather than through an adjustment to the purchase price allocation; (3) acquired in-process research and development costs, which have historically been expensed immediately upon acquisition, will now be capitalized at their acquisition date fair values, measured for impairment over the remaining development period and, upon completion of a successful development project, amortized to expense over the asset's estimated useful life; (4) acquisition related costs will be expensed as incurred rather than capitalized as part of the purchase price allocation; and (5) acquisition related restructuring cost accruals will be reflected within the acquisition accounting only if certain specific criteria are met as of the acquisition date; the prior accounting convention, which permitted an acquirer to record restructuring accruals within the purchase price allocation as long as certain, broad criteria had been met, generally around formulating, finalizing and communicating certain exit activities, will no longer be permitted. SFAS 141(R) is effective for reporting periods beginning on or after December 15, 2008. Earlier adoption is not permitted. The Company anticipates that adoption of this pronouncement will significantly impact how the Company accounts for business combination transactions consummated after the effective date.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51," (“SFAS 160”), effective for fiscal years beginning after December 15, 2008. SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including the requirement that the noncontrolling interest be classified as a component of equity. SFAS 160 is required to be adopted simultaneously with SFAS 141(R). The Company does not expect that this pronouncement will have a significant impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, entitled ‘‘The Fair Value Option for Financial Assets and Financial Liabilities,’’ (“SFAS 159”). The guidance in SFAS 159 ‘‘allows’’ reporting entities to ‘‘choose’’ to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, as amended, entitled ‘‘Accounting for Derivative Instruments and Hedging Activities.’’ The provisions of SFAS No. 159 are applicable to all reporting entities and are effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. The Company adopted SFAS 159 effective January 1, 2008.  Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123 (revised 2004), “Share-Based Payment”, and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. The Company adopted SFAS 157 on January 1, 2008, as required for its financial assets and financial liabilities.  However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for the Company’s financial assets and financial liabilities did not have a material impact on its condensed consolidated financial statements. The Company is evaluating the effect the implementation of SFAS 157 for its nonfinancial assets and nonfinancial liabilities will have on the Company’s condensed consolidated financial statements.

Note 3.    Property and Equipment

The Company’s property and equipment is comprised of:

	June 30, 2008	December 31, 2007
Network and base station equipment	$9,150,616	$7,448,258
Customer premise equipment	5,514,657	4,120,647
Furniture, fixtures and equipment	1,511,903	1,294,472
Computer equipment	535,781	476,206
Leasehold improvements	662,090	496,368
System software	782,797	473,261
	18,157,844	14,309,212
Less: accumulated depreciation	7,190,699	5,790,462
	$10,967,145	$8,518,750

Depreciation expense for the three months ended June 30, 2008 and 2007 was $752,667 and $415,115, respectively. Depreciation expense for the six months ended June 30, 2008 and 2007 was $1,429,306 and $776,889, respectively.

Property held under capital leases included within the Company’s property and equipment consists of the following:

	June 30, 2008	December 31, 2007
Network and base station equipment	$194,702	$194,702
Less: accumulated depreciation	112,889	93,419
	$81,813	$101,283

Note 4.    Long-Term Debt

On January 18, 2007, the Company issued $3,500,000 of 8% senior convertible debentures (the ‘‘Debentures’’). These Debentures mature on December 31, 2009, and are convertible, in whole or in part, at each holder’s option, into shares of the Company’s common stock at an initial conversion price of $2.75 per share.

On January 4, 2008, a Debenture holder converted $750,000 of Debentures into common stock at a conversion price of $2.75 per share resulting in the issuance of 272,727 shares of common stock. The Company recognized $73,393 of unamortized debt discount as non-cash interest expense in connection with the conversion.

Note 5.    Stockholders’ Equity

On January 19, 2008, two former employees exercised their warrants to purchase a total of 251,717 shares. The warrants were exercised on a cashless exercise basis resulting in the issuance of 184,938 shares.

On March 14, 2008, a former employee exercised his option to purchase a total of 175,193 shares. The options were exercised on a cashless exercise basis resulting in the issuance of 18,614 shares.

Note 6.    Share-Based Compensation

The Company uses the Black-Scholes valuation model to value options granted to employees, directors and consultants. Compensation expense is recognized over the period of service, generally the vesting period. Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $335,877 and $168,814 during the three months ended June 30, 2008 and 2007, respectively. Stock-based compensation also included $100,500 for the amortization of stock-based deferred consulting costs for the three months ended June 30, 2007. Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $489,697 and $281,357 during the six months ended June 30, 2008 and 2007, respectively. Also included in stock-based compensation for the six months ended June 30, 2008 and 2007, respectively, was $20,100 and $180,900 for the amortization of stock-based deferred consulting costs. Stock-based compensation is included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

The unamortized amount of stock options expense was $995,410 as of June 30, 2008 which will be recognized over a weighted average period of 2.55 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Risk-free interest rate	3.3 - 3.4%	4.7 – 5.0%	2.5 - 3.4%	4.7 – 5.0%
Expected volatility	76 – 98%	57%	76 – 98%	57 – 60%
Expected life (in years)	5 – 6.5	7	5 – 6.5	7
Expected dividend yield	-	-	-	-
Weighted average per share grant date fair value	$0.99	$3.34	$1.18	$2.97

The risk-free interest rate is based on rates established by the Federal Reserve. In 2008, the Company’s expected volatility is based upon implied volatility for its common stock. In 2007, the Company’s expected volatility was based on other factors, including the stock prices of its publicly-traded peers. In 2008, the expected life of the Company’s options was determined using the simplified method under Staff Accounting Bulletin No. 110 whereas in 2007, the Company’s estimate was based on the period of time that options granted were expected to be outstanding. The dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

Transactions under the stock option plans during the six months ended June 30, 2008 are as follows:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding as of January 1, 2008	2,328,067	$2.08
Granted	646,032	1.57
Forfeited/expired	(2,336)	1.43
Exercised	(175,193)	1.43
Options outstanding as of June 30, 2008	2,796,570	$2.00
Options exercisable as of June 30, 2008	2,027,672	$1.67

The weighted average remaining contractual life of the outstanding options as of June 30, 2008 was 6.75 years.

Note 7.    Stock Warrants

A summary of the status of the warrants for the six months ended June 30, 2008 is as follows:

	Number of	Weighted Average
	Warrants	Strike Price
Warrants outstanding as of January 1, 2008	4,672,325	$4.34
Exercised	(251,717)	$0.75
Expired	(88,298)	$1.27
Warrants outstanding as of June 30, 2008	4,332,310	$4.61
Warrants exercisable as of June 30, 2008	4,332,310	$4.61

The weighted average remaining contractual life of the outstanding warrants as of June 30, 2008 was 3.57 years.

Note 8. Net Loss Per Common Share

Net loss per common share is computed in accordance with SFAS No. 128, ‘‘Earnings Per Share’’ (‘‘SFAS No. 128’’). The average number of common shares used in the calculation of diluted loss per share has not been adjusted for the effects of the following potential common shares from unexercised stock options and warrants, and shares convertible under certain debt agreements as the inclusion of these securities would have been anitidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Stock options	2,452,065	2,163,564	2,407,804	2,074,875
Warrants	4,357,261	4,778,644	4,404,681	4,563,818
Convertible debt	1,000,001	1,272,728	1,004,497	1,195,380
Total	7,809,327	8,214,936	7,816,982	7,834,073

The issuance of such potential common shares may dilute earnings per share in the future.

Note 9.    Commitments and Contingencies

Lease Obligations.    The Company has entered into operating leases related to roof top rights, cellular towers, office space and equipment leases under various non-cancelable agreements expiring through March 2019. Total future lease commitments as of June 30, 2008 are as follows:

Remainder of 2008	$961,061
2009	1,917,109
2010	1,826,274
2011	1,552,207
2012	1,396,451
Thereafter	1,721,736
$9,374,838

Rent expense for the three months ended June 30, 2008 and 2007 totaled approximately $492,000 and $265,000, respectively. Rent expense for the six months ended June 30, 2008 and 2007 totaled approximately $942,000 and $505,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and six months ended June 30, 2008. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for our year-ended December 31, 2007 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Overview

We provide fixed wireless broadband services to commercial users based on a traditional monthly subscription model. Through transmissions over both regulated and unregulated radio spectrum, we offer customers high speed Internet access over a fixed wireless network, which supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. We are currently providing service to business customers utilizing fixed wireless technology in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Providence and Newport, Rhode Island.

Prior to January 12, 2007, we were a public shell company, as defined by the Securities and Exchange Commission, without material assets or activities. On January 12, 2007, we completed a reverse merger (the “Merger”), pursuant to which a wholly-owned subsidiary of ours merged with and into a private company, Towerstream Corporation, with such private company being the surviving company. In connection with the Merger, we discontinued our former business and commenced operating the business of Towerstream as our sole line of business. The former private company, our subsidiary, changed its name to Towerstream I, Inc. For financial reporting purposes, Towerstream, and not the public shell company, is considered the accounting acquiror. All costs associated with the Merger (other than financing related costs in connection with the simultaneous sale of $3,500,000 of our 8% senior convertible debentures due in 2009 and warrants, and approximately $11,500,000 of units consisting of common stock and warrants) were expensed as incurred.

Characteristics of our Revenues and Expenses

We offer our services under service agreements having terms of one, two or three years. Pursuant to these agreements, we bill customers on a monthly basis, in advance, for each month of service. Payments received in advance of services performed are recorded as deferred revenues.

Costs of revenues consists of expenses that are directly related to providing services to our subscribers, including the costs to establish points of presence in new markets, and to strengthen or expand our presence in existing markets. These costs include bandwidth purchases, tower and rooftop rent, site work visits and network supplies (collectively “Network Operating Expenses”). Our gross margins can fluctuate from period to period due to the timing of when we add network capacity to existing markets or expand into new markets. This variability in gross margin occurs, in part, because we are required to incur these costs prior to generating new subscriber revenues.

Selling expenses primarily consist of the salaries, benefits, travel and other costs of our sales and marketing teams, as well as marketing initiatives and business development expenses. Customer support services includes salaries and related payroll costs associated with our customer support services, customer care, and installation and operations staff. General and administrative expenses primarily consist of the costs attributable to the support of our operations, such as costs related to information systems, salaries, expenses and office space costs for executive management, technical support, financial accounting, purchasing, administrative and human resources personnel, insurance, recruiting fees, legal, accounting and other professional services.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenues.    Revenues totaled $2,494,094 during the three months ended June 30, 2008 as compared to revenues of $1,632,061 during the three months ended June 30, 2007, representing an increase of $862,033, or 53%. This increase was driven by the growth of our customer base which increased by 32% from the end of the 2008 period as compared to the end of the 2007 period. In addition, our monthly average revenue per user (“ARPU”) increased from $669 to $797, primarily related to higher relative sales of our midrange service offering which is priced at $999 per month.

Customer churn, represented as a percent of revenue lost on a monthly basis from subscribers terminating our service, averaged 1.17% for the three months ended June 30, 2008 compared with 1.83% for the three months ended June 30, 2007.
Quarterly Operating Metrics (1)	June 30, 2008	June 30, 2007
Revenues	$2,494,094	$1,632,061
Sequential growth	19.8%	3.2%
ARPU (2)	$797	$669
ARPU of new subscriber additions (3)	$898	$918
Customer churn (4)	1.17%	1.83%

(1) Information is calculated for each quarter on a stand-alone basis.

(2) ARPU is the average revenue per user per month which is calculated by dividing the average number of subscribers into the total average revenue for the period.

(3) ARPU of new subscriber additions is calculated by dividing the total number of new subscribers added in the period into monthly recurring revenue generated from those subscribers.

(4) The churn percentage represents the monthly recurring revenue lost during the period as a percentage of gross revenues.

Cost of Revenues.    Cost of revenues totaled $1,038,164 for the three months ended June 30, 2008 as compared to $546,973 for the three months ended June 30, 2007, an increase of $491,191, or 90%. Gross margins decreased to 58% during the 2008 period as compared to 66% during the 2007 period. However, gross margins did increase from 53% during the three months ended March 31, 2008 to 58% during the three months ended June 30, 2008. We launched service in Miami at the end of the first quarter of 2007 and in Dallas-Fort Worth in the second quarter of 2008. Over the past twelve months, we have also expanded our presence in existing markets including Chicago, New York and San Francisco. These activities increased Network Operating Expenses by approximately $390,000 in the 2008 period as compared to the 2007 period. In addition, network personnel costs increased by approximately $76,000 as additional employees were hired to support our continued growth and expansion.

Depreciation Expense.    Depreciation expense totaled $752,667 for the three months ended June 30, 2008 as compared to $415,115 for the three months ended June 30, 2007, representing an increase of $337,552, or 81%. This increase was primarily related to the continued investment in our network, base station and customer premise equipment (collectively, our “Network”) which was required to support the growth in our customer base and our expansion into new markets. Network related capital expenditures totaled $1,729,881 during the three months ended June 30, 2008 as compared to $1,401,426 for the three months ended June 30, 2007.

Customer Support Services.    Customer support services totaled $447,328 for the three months ended June 30, 2008 as compared to $190,657 for the three months ended June 30, 2007, representing an increase of $256,671, or 135%. This increase was primarily related to costs of additional personnel hired to support our growing customer base.

Selling Expenses. Selling expenses totaled $2,056,713 for the three months ended June 30, 2008 as compared to $752,635 for the three months ended June 30, 2007, representing an increase of $1,304,078, or 173%. Approximately $1,200,000, or 89%, of the increase in expenses related to higher payroll costs associated with the expansion of our sales force and sales support team from 51 employees as of June 30, 2007 to 134 employees as of June 30, 2008. Advertising expense increased by approximately $162,000 primarily related to internet based advertising programs.

General and Administrative Expenses.    General and administrative expenses totaled $1,967,508 for the three months ended June 30, 2008 as compared to $2,061,541 for the three months ended June 30, 2007, representing a decrease of $94,033, or 5%. Professional services fees decreased by approximately $616,000 in the 2008 period as compared to the 2007 period which included the extensive use of third party advisers related to the Merger and financing transactions completed during that period. These decreases were offset by an increase of approximately $243,000 in payroll costs in the 2008 period as we increased hiring of finance and administrative personnel. Rent and utilities increased by approximately $113,000 as additional space was leased due to the increase in headcount which also caused an increase of approximately $46,000 in software user fees. Finally, stock-based compensation increased from approximately $269,000 in the 2007 period to approximately $336,000 in the 2008 period.

Other Expense, net.     Other expense, net totaled $4,010 for the three months ended June 30, 2008 compared with $152,761 for the three months ended June 30, 2007. In June 2007, the Company recorded a charge of approximately $150,000 related to a penalty provision in a registration rights agreement which required that a registration statement be declared effective by a certain date.

Net Loss.    We recorded a net loss of $3,730,091 for the three months ended June 30, 2008 as compared to a net loss of $2,388,587 for the three months ended June 30, 2007, an increase of $1,341,504, or 56%. Approximately $1,300,000, or 97%, of the increase related to higher selling expenses driven by an increase in sales related personnel from 51 as of June 30, 2007 compared to 134 as of June 30, 2008. Increases in revenues essentially offset increased costs in other areas of operations.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues.    During the six months ended June 30, 2008, we had revenues of $4,575,975 as compared to revenues of $3,212,760 during the six months ended June 30, 2007, representing an increase of $1,363,215, or 42%. This increase was primarily attributable to the growth of our network subscriber base and an increase in our ARPU.

Cost of Revenues.    Cost of revenues totaled $2,014,239 for the six months ended June 30, 2008 as compared to $1,011,333 for the six months ended June 30, 2007, an increase of $1,002,906, or 99%. Gross margins decreased to 56% during the 2008 period as compared to 69% during the 2007 period. We launched service in Miami at the end of the first quarter of 2007 and in Dallas-Fort Worth in the second quarter of 2008. Over the past twelve months, we have also expanded our presence in existing markets including Chicago, New York and San Francisco. These activities increased Network Operating Expenses by approximately $779,000 in the 2008 period as compared to the 2007 period. In addition, network personnel costs increased by approximately $181,000 as additional employees were hired to support our continued growth and expansion.

Depreciation Expense.    Depreciation expense totaled $1,429,306 for the six months ended June 30, 2008 as compared to $776,889 for the six months ended June 30, 2007, representing an increase of $652,417, or 84%. This increase was primarily related to the continued investment in our Network which was required to support the growth in our customer base and our expansion into new markets. Network related capital expenditures totaled $3,135,466 during the six months ended June 30, 2008 compared to $2,204,076 for the six months ended June 30, 2007.

Customer Support Services.    Customer support services totaled $868,370 for the six months ended June 30, 2008 as compared to $351,049 for the six months ended June 30, 2007, representing an increase of $517,321, or 147%. This increase was primarily the result of costs of additional personnel hired to support our growing customer base.

Selling Expenses. Selling expenses totaled $3,867,775 for the six months ended June 30, 2008 as compared to $1,095,905 for the six months ended June 30, 2007, representing an increase of $2,771,870, or 253%. Approximately $2,500,000, or 89%, of this increase in expenses related to higher payroll costs associated with the expansion of our sales force and sales support team from 51 employees as of June 30, 2007 to 134 employees as of June 30, 2008. Advertising expense increased by approximately $296,000 primarily related to internet based advertising programs.

General and Administrative Expenses.    General and administrative expenses totaled $3,874,049 for the six months ended June 30, 2008 as compared to $3,479,432 for the six months ended June 30, 2007, representing an increase of $394,617 or 11%. Payroll costs increased by approximately $588,000 in the 2008 period as we increased hiring of finance and administrative personnel. Rent and utilities increased by approximately $255,000 as additional space was leased due to the increase in headcount which also caused an increase of approximately $115,000 in software user fees. Our taxes increased by approximately $93,000 and bad debt expense increased by $55,000. Finally, stock-based compensation increased from approximately $462,000 in the 2007 period to approximately $510,000 in the 2008 period. These increases were offset by a decrease of approximately $813,000 in professional services fees as compared to the 2007 period which included the extensive use of third party advisers related to the Merger and financing transactions completed during that period.

Interest Expense.    Interest expense totaled $288,976 for the six months ended June 30, 2008 as compared to $708,964 for the six months ended June 30, 2007, representing a decrease of $419,988, or 59%. The decrease was attributable to certain non-recurring transactions related to our Merger in January 2007. During this period, we agreed to convert certain notes payable into common stock at a discounted rate. We recognized approximately $314,000 of non-cash interest expense, representing the discounted amount, in connection with this transaction. In addition, we recognized non-cash interest expense of approximately $75,000 in connection with an agreement to increase the outstanding balance of certain promissory notes by such amount. These promissory notes were subsequently converted into common stock as a result of the Merger.

Other Expense, net.     Other expense, net totaled $8,824 for the six months ended June 30, 2008 compared with $155,121 for the six months ended June 30, 2007. In June 2007, the Company recorded a charge of approximately $150,000 related to a penalty provision in a registration rights agreement which required that a registration statement be declared effective by a certain date.

Net Loss.    We recorded a net loss of $7,338,693 for the six months ended June 30, 2008 as compared to a net loss of $4,029,106 for the six months ended June 30, 2007, an increase of $3,309,587, or 82%. Approximately $2,800,000, or 84%, of the increase related to higher selling expenses driven by an increase in sales related personnel from 51 as of June 30, 2007 compared to 134 as of June 30, 2008.

Liquidity and Capital Resources

Since completing the Merger in January 2007, we have financed our operations primarily through the public sale and private placement of our equity securities and debt financing. As of June 30, 2008 and December 31, 2007, we had cash and cash equivalents of $31,706,837 and $40,756,865, respectively. This decrease is attributable to $9,024,954 used in operating and investing activities during the period. Cash and cash equivalents are invested in various Aaa rated institutional money market funds. We have historically met our liquidity requirements from a variety of sources, including internally generated cash, short and long-term borrowings and the sale of equity securities.

Net Cash Used in Operating Activities.    Net cash used in operating activities totaled $5,123,718 for the six months ended June 30, 2008, as compared to $1,413,001 for the six months ended June 30, 2007, representing an increase of $3,710,717, or 263%. This increase was primarily due to higher operating expenses in the 2008 period associated with increased headcount across all areas of operations, as well as capital and operating expenditures to support our market and capacity expansion initiatives.

Net Cash Used in Investing Activities.    Net cash used in investing activities totaled $3,901,236 for the six months ended June 30, 2008 as compared to $2,665,217 for the six months ended June 30, 2007, representing an increase of $1,236,019, or 46%. This increase was primarily attributable to an increase in capital expenditures. Approximately $560,000 was expended upgrading our network and increasing its capabilities and capacity, approximately $1,663,000 was spent on customer premise equipment and related installation costs and approximately $912,000 was spent on the addition of new points of presence. We also incurred approximately $752,000 of costs associated with the expansion of our corporate offices.

Net Cash Used In/Provided By Financing Activities.   Net cash used in financing activities totaled $25,074 for the six months ended June 30, 2008 as compared to net cash provided by financing activities of $51,496,734 for the six months ended June 30, 2007. The decrease is directly related to financing transactions completed in the 2007 period including two equity transactions which raised net proceeds of $48,251,237 and a debt financing transaction which raised $3,360,000. Other financing activities in the first half of 2007 included the repayment of $200,000 of stockholder notes and proceeds of $119,973 from warrants exercised.

Working Capital.    As of June 30, 2008, we had working capital of $29,833,775. Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

Senior Convertible Debentures

On January 4, 2008, a debenture holder converted $750,000 of debentures into common stock at a conversion price of $2.75 per share resulting in the issuance of 272,727 shares of common stock. The Company recognized $73,393 of unamortized debt discount as non-cash interest expense in connection with the conversion. The principal amount of debentures outstanding as of June 30, 2008 totaled $2,750,000.

Critical Accounting Policies

Our financial statements are prepared in conformity with generally accepted accounting principles in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, we utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation.

Revenue Recognition.    Revenues are recognized at the time access to our services is made available to customers. Contractual arrangements range from one to three years. Revenues include fees associated with terminated contracts upon collection. Deferred revenues are recognized as a liability when billings are issued in advance of the date when revenues are earned. When customers terminate service prior to completing their contract, we attempt to collect the balance due under the contract. Any such revenue is recognized when collected. Our revenue arrangements with multiple deliverables under Emerging Issues Task Force Issue (“EITF”) 00-21 are deemed to be immaterial.

Stock-Based Compensation.    Effective January 1, 2006, we adopted Standard Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), ‘‘Share-Based Payment,’’ (“SFAS 123R”), which is a revision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation.’’ SFAS No. 123R supersedes Accounting Principles Board (“APB”), Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and amends SFAS No. 95, ‘‘Statement of Cash Flows.’’ SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon their fair values. We adopted SFAS No. 123R using the modified prospective method which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that were outstanding at the date of adoption. After assessing alternative valuation models and amortization assumptions, we elected to continue using the Black-Scholes valuation model and to recognize compensation expense over the vesting period of the grant.

Long-Lived Assets. Long-lived assets consist primarily of property and equipment, and FCC licenses. Long-lived assets are reviewed annually for impairment or whenever events or circumstances indicate their carrying value may not be recoverable. Conditions that would result in an impairment charge include a significant decline in the market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.

Off-Balance Sheet Arrangements.    We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as ‘‘Special Purposes Entities.’’

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted. We currently are assessing the impact of FSP APB 14-1 on our condensed consolidated financial position, results of operations or cash flows.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on our condensed consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 141(R), "Business Combinations," (“SFAS 141(R)”), which will change the accounting for and reporting of business combination transactions. The most significant changes in the accounting for business combinations under SFAS 141(R) include: (1) valuation of any acquirer shares issued as purchase consideration will be measured at fair value as of the acquisition date; (2) contingent purchase consideration, if any, will generally be measured and recorded at the acquisition date, at fair value, with any subsequent change in fair value reflected in earnings rather than through an adjustment to the purchase price allocation; (3) acquired in-process research and development costs, which have historically been expensed immediately upon acquisition, will now be capitalized at their acquisition date fair values, measured for impairment over the remaining development period and, upon completion of a successful development project, amortized to expense over the asset's estimated useful life; (4) acquisition related costs will be expensed as incurred rather than capitalized as part of the purchase price allocation; and (5) acquisition related restructuring cost accruals will be reflected within the acquisition accounting only if certain specific criteria are met as of the acquisition date; the prior accounting convention, which permitted an acquirer to record restructuring accruals within the purchase price allocation as long as certain, broad criteria had been met, generally around formulating, finalizing and communicating certain exit activities, will no longer be permitted. SFAS 141(R) is effective for reporting periods beginning on or after December 15, 2008. Earlier adoption is not permitted. We anticipate that adoption of this pronouncement will significantly impact how we account for business combination transactions consummated after the effective date.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51," (“SFAS 160”), effective for fiscal years beginning after December 15, 2008. SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including the requirement that the noncontrolling interest be classified as a component of equity. SFAS 160 is required to be adopted simultaneously with SFAS 141(R). We do not expect that this pronouncement will have a significant impact on our condensed consolidated financial position, results of operations or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, entitled ‘‘The Fair Value Option for Financial Assets and Financial Liabilities,’’ (“SFAS 159”). The guidance in SFAS 159 ‘‘allows’’ reporting entities to ‘‘choose’’ to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, as amended, entitled ‘‘Accounting for Derivative Instruments and Hedging Activities.’’ The provisions of SFAS 159 are applicable to all reporting entities and are effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. We adopted SFAS 159 effective January 1, 2008.  Upon adoption, we did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements,’’ (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 157 on January 1, 2008, as required for our financial assets and financial liabilities.  However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for our financial assets and financial liabilities did not have a material impact on our condensed consolidated financial statements. We are evaluating the effect the implementation of SFAS 157 for our nonfinancial assets and nonfinancial liabilities will have on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market Risk Related to Interest Rates

We are exposed to market risks related to changes in interest rates; however, we believe those risks are not material in relation to our operations. We do not have any foreign currency exchange rate risk or derivative financial instruments.

Interest Rate Risk

As of June 30, 2008, our cash and cash equivalents included approximately $31,000,000 of money market securities.  Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the six months ended June 30, 2008, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

During the quarter ended June 30, 2008, no matters were submitted to a vote of our security holders.

We have scheduled a meeting of our stockholders to be held on August 27, 2008. Stockholders of record as of July 1, 2008 are entitled to attend and vote at the meeting. We have mailed to our stockholders our proxy statement dated as of July 18, 2008. The meeting will be held at 88 Silva Lane, Middletown, Rhode Island at 10:00 a.m.

The following items of business will be presented for consideration by our stockholders:

1.	Electing the five (5) Directors nominated by Towerstream Corporation to hold office until the next annual meeting of stockholders;

2.	Approving the 2008 Non-Employee Directors Compensation Plan; and

3.	Ratifying Marcum & Kliegman LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: August 11, 2008	By:
Jeffrey M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2008	By:
Joseph P. Hernon
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer