Form 10-Q/A
period 2008-06-30
TOWERSTREAM CORP
filed 2008-08-12
CIK 1349437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 7, 2008, there were 34,556,332 shares of the issuer’s common stock outstanding.

Note:	Amendment filed solely to conform signature pages. No changes to financial statements or other disclosure have been made.

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

TOWERSTREAM CORPORATION AND SUBISIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
For the Six Months Ended June 30, 2008

	Common Stock		Additional Paid-In-	Deferred Consulting	Accumulated
	Shares	Amount	Capital	Costs	Deficit	Total
Balance at January 1, 2008	34,080,053	$34,080	$53,223,033	$(20,100)	$(8,501,725)	$44,735,288
Issuance of common stock upon conversion of debentures	272,727	273	749,727			750,000
Non-cash exercise of options	18,614	18	(18)			−
Non-cash exercise of warrants	184,938	185	(185)			−
Payment to warrant holders for fractional shares upon cashless exercise			(9)			(9)
Stock-based compensation			489,697			489,697
Amortization of deferred consulting costs				20,100		20,100
Net loss					(7,338,693)	(7,338,693)
Balance at June 30, 2008	34,556,332	$34,556	$54,462,245	$ −	$(15,840,418)	$38,656,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note:	Amendment filed solely to conform signature pages. No changes to financial statements or other disclosure have been made.

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

TOWERSTREAM CORPORATION

Date: August 11, 2008	By:	/s/ Jeffrey M. Thompson
Jeffrey M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2008	By:	/s/ Joseph P. Hernon
Joseph P. Hernon
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer