Form 10-Q
period 2008-09-30
TOWERSTREAM CORP
filed 2008-11-06
CIK 1349437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 3, 2008, there were 34,556,755 shares of the issuer’s common stock outstanding.

TOWERSTREAM CORPORATION AND SUBISIDIARIES

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TOWERSTREAM CORPORATION AND SUBISIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$28,084,915	$40,756,865
Accounts receivable, net of allowance for doubtful accounts of $101,930 and $77,615, respectively	258,725	184,621
Prepaid expenses and other current assets	362,634	736,156
Total Current Assets	28,706,274	41,677,642

Property and equipment, net	12,137,660	8,518,750

Security deposits and other assets	260,318	283,790
FCC licenses	875,000	475,000
Total Assets	$41,979,252	$50,955,182

Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of capital lease obligations	$34,293	$47,486
Accounts payable	1,299,197	1,413,970
Accrued expenses	1,032,560	685,576
Deferred revenues	990,010	631,506
Total Current Liabilities	3,356,060	2,778,538

Other Liabilities
Long-term debt, net of deferred debt discount of $177,106 and $357,139, respectively	2,572,894	3,142,861
Capital lease obligations, net of current maturities	2,451	25,341
Deferred rent	419,765	273,154
Total Other Liabilities	2,995,110	3,441,356
Total Liabilities	6,351,170	6,219,894

Commitments (Note 9)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 authorized, none outstanding	−	−
Common stock, par value $0.001; 70,000,000 shares authorized; 34,556,755 and 34,080,053 issued and outstanding, respectively	34,557	34,080
Additional paid-in-capital	54,649,976	53,223,033
Deferred consulting costs	-	(20,100)
Accumulated deficit	(19,056,451)	(8,501,725)
Total Stockholders' Equity	35,628,082	44,735,288
Total Liabilities and Stockholders' Equity	$41,979,252	$50,955,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBISIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$2,869,949	$1,764,689	$7,445,924	$4,977,449

Operating Expenses
Cost of revenues (exclusive of depreciation)	1,030,524	659,147	3,044,763	1,670,480
Depreciation	857,368	501,889	2,286,674	1,278,778
Customer support services	453,410	257,842	1,321,780	608,890
Sales and marketing	2,058,901	1,049,907	5,926,676	2,145,813
General and administrative	1,691,498	1,489,290	5,565,547	4,968,722
Total Operating Expenses	6,091,701	3,958,075	18,145,440	10,672,683
Operating Loss	(3,221,752)	(2,193,386)	(10,699,516)	(5,695,234)
Other Income (Expense)
Interest income	123,563	596,593	560,434	933,420
Interest expense	(105,589)	(132,961)	(394,565)	(841,924)
Other expense, net	(12,255)	(15,987)	(21,079)	(171,108)
Total Other Income (Expense)	5,719	447,645	144,790	(79,612)
Net Loss	$(3,216,033)	$(1,745,741)	$(10,554,726)	$(5,774,846)

Net loss per common share – basic and diluted	$(0.09)	$(0.05)	$(0.31)	$(0.21)

Weighted average common shares outstanding – basic and diluted	34,556,580	34,076,803	34,536,321	27,614,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBISIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007

Cash Flows From Operating Activities
Net loss	$(10,554,726)	$(5,774,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts receivable	65,000	60,000
Depreciation	2,286,674	1,278,778
Stock-based compensation	697,529	738,411
Non-cash interest on notes payable	73,393	74,882
Amortization of beneficial conversion feature	-	378,055
Amortization of deferred debt discount	106,640	125,877
Amortization of financing costs	43,688	41,746
Loss on sale and disposition of property and equipment	21,394	21,137
Deferred rent	146,610	-
Changes in operating assets and liabilities:
Accounts receivable	(139,104)	(51,210)
Prepaid expenses and other current assets	373,522	(371,603)
Accounts payable	(114,773)	27,058
Accrued expenses	346,984	569,175
Deferred compensation	-	(10,000)
Deferred revenues	358,504	288,031
Total Adjustments	4,266,061	3,170,337
Net Cash Used In Operating Activities	(6,288,665)	(2,604,509)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(5,928,678)	(4,294,055)
Proceeds from sale of property and equipment	1,700	42,500
Acquisitions of FCC licenses	(400,000)	(125,000)
Change in security deposits	(20,215)	(8,202)
Net Cash Used In Investing Activities	(6,347,193)	(4,384,757)

Cash Flows From Financing Activities
Net proceeds from sale of debentures	-	3,360,000
Repayment of stockholder notes	-	(200,000)
Repayment of equipment note	-	(7,593)
Repayment of capital leases	(36,083)	(45,408)
Proceeds from exercise of warrants	-	119,973
Payment to warrant holders for fractional shares upon cashless exercise	(9)	-
Net proceeds from sale of common stock	-	48,257,918
Net Cash (Used In)/Provided By Financing Activities	(36,092)	51,484,890

Net (Decrease)/Increase In Cash and Cash Equivalents	(12,671,950)	44,495,624

Cash and Cash Equivalents - Beginning	40,756,865	160,363
Cash and Cash Equivalents - Ending	$28,084,915	$44,655,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBISIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$171,284	$48,262
Non-cash investing and financing activities:
Conversion of principal and interest on notes payable into shares of common stock	$-	$2,191,636
Conversion of long-term debt into shares of common stock	$750,000	$-
Assumption of accounts payable in reverse merger transaction	$-	$16,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBISIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
For the Nine Months Ended September 30, 2008

	Common Stock		Additional Paid-In- Capital	Deferred Consulting Costs		Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2008	34,080,053	$34,080	$53,223,033		$(20,100)	$(8,501,725)	$44,735,288
Issuance of common stock upon conversion of debentures	272,727	273	749,727				750,000
Non-cash exercise of options	19,037	19	(19)				−
Non-cash exercise of warrants	184,938	185	(185)				−
Payment to warrant holders for fractional shares upon cashless exercise			(9)				(9)
Stock-based compensation			677,429				677,429
Amortization of deferred consulting costs					20,100		20,100
Net loss						(10,554,726)	(10,554,726)
Balance at September 30, 2008	34,556,755	$34,557	$54,649,976	$	−	$(19,056,451)	$35,628,082

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

On January 12, 2007, Towerstream merged with a newly formed subsidiary of University Girls Calendar Ltd. (‘‘UGC’’), a publicly traded shell company. In connection with the merger, all outstanding shares of UGC were cancelled, except for 1,900,000 shares of common stock. Also, in connection with the merger, UGC issued 15,000,000 shares of its common stock for all the outstanding common stock of Towerstream. As a result of the transaction, the former owners of Towerstream became the controlling stockholders of UGC which also changed its name to Towerstream Corporation. The previously private company Towerstream Corporation changed its name to Towerstream I, Inc., and became a wholly-owned subsidiary of the publicly traded company. The merger of Towerstream and UGC is a reverse merger that has been accounted for as a recapitalization of Towerstream.

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

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation.    The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2008, are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company maintains its cash and cash equivalents accounts at financial institutions with balances, at times, in excess of federally insured limits. As of September 30, 2008, the Company had cash and cash equivalent balances of approximately $1,237,000 in excess of the federally insured limit of $100,000. In October 2008, the Federal Deposit Insurance Corporation increased the federally insured limit to $250,000 through December 31, 2009. The Company also has substantial cash equivalent balances which are invested in various Aaa rated institutional money market funds. As of September 30, 2008, the Company had cash equivalent balances of approximately $26,339,000 invested in excess of the Securities Investor Protection Corporation (‘‘SIPC’’) limit of $500,000.

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

In May 2008, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on its condensed consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123 (revised 2004), “Share-Based Payment,” and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on January 1, 2008, as required for its financial assets and financial liabilities.  However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for the Company’s financial assets and financial liabilities did not have a material impact on its condensed consolidated financial statements. The Company is evaluating the effect the implementation of SFAS 157 for its nonfinancial assets and nonfinancial liabilities will have on the Company’s condensed consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive.  Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value.  The guidance in FSP 157-3 is effective immediately and did not have a material impact on the Company’s condensed consolidated financial statements.

Note 3.    Property and Equipment

The Company’s property and equipment is comprised of:

	September 30, 2008	December 31, 2007
Network and base station equipment	$10,239,817	$7,448,258
Customer premise equipment	6,301,337	4,120,647
Furniture, fixtures and equipment	1,518,010	1,294,472
Computer equipment	548,321	476,206
Leasehold improvements	775,420	496,368
System software	789,809	473,261
	20,172,714	14,309,212
Less: accumulated depreciation	8,035,054	5,790,462
	$12,137,660	$8,518,750

Depreciation expense for the three months ended September 30, 2008 and 2007 was $857,368 and $501,889, respectively. Depreciation expense for the nine months ended September 30, 2008 and 2007 was $2,286,674 and $1,278,778, respectively. During the nine months ended September 30, 2008, the Company sold or wrote-off property and equipment with $65,177 of original cost and $42,082 of accumulated depreciation.

Property held under capital leases included within the Company’s property and equipment consists of the following:

	September 30, 2008	December 31, 2007
Network and base station equipment	$194,702	$194,702
Less: accumulated depreciation	122,625	93,419
	$72,077	$101,283

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

During the nine months ended September 30, 2008, former employees exercised options to purchase a total of 185,705 shares. The options were exercised on a cashless exercise basis resulting in the issuance of 19,037 shares.

Note 6.    Share-Based Compensation

The Company uses the Black-Scholes valuation model to value options granted to employees, directors and consultants. Compensation expense is recognized over the period of service, generally the vesting period. Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $187,732 and $175,654 during the three months ended September 30, 2008 and 2007, respectively. Stock-based compensation also included $100,500 for the amortization of stock-based deferred consulting costs for the three months ended September 30, 2007. Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $677,429 and $457,011 during the nine months ended September 30, 2008 and 2007, respectively. Also included in stock-based compensation for the nine months ended September 30, 2008 and 2007, respectively, was $20,100 and $281,400 for the amortization of stock-based deferred consulting costs. Stock-based compensation is included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

The unamortized amount of stock options expense was $1,251,762 as of September 30, 2008 which will be recognized over a weighted average period of 2.42 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option valuation model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Risk-free interest rate	3.4%	-	2.5 – 3.4%	4.7 – 5.0%
Expected volatility	78%	-	76 – 98%	57– 60%
Expected life (in years)	6.5	-	5 – 6.5	7
Expected dividend yield	-	-	-	-
Weighted average per share grant date fair value	$0.94	-	$1.11	$3.01

The risk-free interest rate is based on rates established by the Federal Reserve. In 2008, the Company’s expected volatility is based upon the historical volatility for its common stock. In 2007, the Company’s expected volatility was based on other factors, including the stock prices of its publicly-traded peers. In 2008, the expected life of the Company’s options was determined using the simplified method under Staff Accounting Bulletin No. 110 whereas in 2007, the Company’s estimate was based on the period of time that options granted were expected to be outstanding. The dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

Transactions under the stock option plans during the nine months ended September 30, 2008 are as follows:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding as of January 1, 2008	2,328,067	$2.08
Granted	896,032	$1.50
Forfeited/expired	(33,505)	$1.94
Exercised	(185,705)	$1.43
Options outstanding as of September 30, 2008	3,004,889	$1.96
Options exercisable as of September 30, 2008	2,051,061	$1.73

The weighted average remaining contractual life of the outstanding options as of September 30, 2008 was 6.72 years.

On August 27, 2008, the Company’s stockholders approved the adoption of the 2008 Non-Employee Directors Compensation Plan. Under this plan, the Company has reserved an aggregate of 1,000,000 shares for issuance to our non-employee directors. As of September 30, 2008, no shares have been issued under this plan.

Note 7.    Stock Warrants

A summary of the status of the warrants for the nine months ended September 30, 2008 is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding as of January 1, 2008	4,672,325	$4.34
Exercised	(251,717)	$0.75
Expired	(88,298)	$1.27
Warrants outstanding as of September 30, 2008	4,332,310	$4.61
Warrants exercisable as of September 30, 2008	4,332,310	$4.61

The weighted average remaining contractual life of the outstanding warrants as of September 30, 2008 was 3.31 years.

Note 8. Net Loss Per Common Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be antidilutive.

The following common stock equivalents, on an as exercised or converted basis, were excluded from the computation of diluted net loss per common share because they were antidilutive. The exercise of these common stock equivalents outstanding at September 30, 2008 could potentially dilute earnings per shares in the future.

2008
Stock options	3,004,889
Warrants	4,332,310
Convertible debt	1,000,001
Total	8,337,200

Note 9.    Commitments and Contingencies

Lease Obligations.    The Company has entered into operating leases related to roof top rights, cellular towers, office space and equipment leases under various non-cancelable agreements expiring through March 2019. Total future lease commitments as of September 30, 2008 are as follows:

Remainder of 2008	$573,171
2009	2,165,864
2010	2,078,605
2011	1,761,930
2012	1,610,779
Thereafter	1,850,637
$10,040,986

Rent expense for the three months ended September 30, 2008 and 2007 totaled approximately $499,000 and $310,000, respectively. Rent expense for the nine months ended September 30, 2008 and 2007 totaled approximately $1,441,000 and $815,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2008. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for our year-ended December 31, 2007 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Overview

We provide fixed wireless broadband services to commercial users based on a monthly subscription model. Through transmissions over both regulated and unregulated radio spectrum, we provide customers high speed Internet access over a fixed wireless network, which supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. We provide service to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Providence and Newport, Rhode Island.

Prior to January 12, 2007, we were a public shell company, as defined by the Securities and Exchange Commission, without material assets or activities. On January 12, 2007, we completed a reverse merger (the “Merger”), pursuant to which a wholly-owned subsidiary of ours merged with and into a private company, Towerstream Corporation, with such private company being the surviving company. In connection with the Merger, we discontinued our former business and commenced operating the business of Towerstream as our sole line of business. The former private company, our subsidiary, changed its name to Towerstream I, Inc. For financial reporting purposes, Towerstream, and not the public shell company, is considered the acquiror. All costs associated with the Merger (other than financing related costs in connection with the simultaneous sale of $3,500,000 of 8% senior convertible debentures due in 2009 and warrants, and approximately $11,500,000 of units consisting of common stock and warrants) were expensed as incurred.

Characteristics of our Revenues and Expenses

We offer our services under service agreements having terms of one, two or three years. Pursuant to these agreements, we bill customers on a monthly basis, in advance, for each month of service. Payments received in advance of services performed are recorded as deferred revenues.

Costs of revenues consists of expenses that are directly related to providing services to our subscribers, including the costs to establish points of presence in new markets, and to strengthen or expand our presence in existing markets. These costs include bandwidth purchases, tower and rooftop rent and utilities, site work visits, equipment support and network supplies (collectively “Network Operating Expenses”). Our gross margins can fluctuate from period to period due to the timing of when we add network capacity to existing markets or expand into new markets. This variability in gross margin occurs, in part, because we are required to incur these costs prior to generating new subscriber revenues.

Sales and marketing expenses primarily consist of the salaries, benefits, travel and other costs of our sales and marketing teams, as well as marketing initiatives and business development expenses. Customer support services includes salaries and related payroll costs associated with our customer support services, customer care, and installation and operations staff. General and administrative expenses primarily consist of the costs attributable to the support of our operations, such as costs related to information systems, salaries, expenses and office space costs for executive management, technical support, accounting, purchasing, administrative and human resources personnel, insurance, recruiting fees, legal, accounting and other professional services.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenues.    Revenues totaled $2,869,949 during the three months ended September 30, 2008 as compared to $1,764,689 during the three months ended September 30, 2007, representing an increase of $1,105,260, or 63%. This increase was driven by the growth of our customer base which increased by 38% from the end of the 2008 period as compared to the end of the 2007 period. In addition, our monthly average revenue per user (“ARPU”) increased from $694 to $827, primarily related to higher relative sales of our midrange service offering which is priced at $999 per month.

Customer churn, represented as a percent of revenue lost on a monthly basis from subscribers terminating our service, averaged 1.22% for the three months ended September 30, 2008 compared with 1.26% for the three months ended September 30, 2007.

Quarterly Operating Metrics (1)	September 30, 2008	September 30, 2007
Revenues	$2,869,949	$1,764,689
Sequential growth	15.1%	8.1%
ARPU (2)	$827	$694
ARPU of new subscriber additions (3)	$733	$748
Customer churn (4)	1.22%	1.26%

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

Cost of Revenues.    Cost of revenues totaled $1,030,524 for the three months ended September 30, 2008 as compared to $659,147 for the three months ended September 30, 2007, an increase of $371,377, or 56%. Gross margins, excluding depreciation, increased to 64% during the 2008 period as compared to 63% during the 2007 period. We launched service in Miami at the end of the first quarter of 2007 and in Dallas-Fort Worth in the second quarter of 2008. Over the past twelve months, we have also expanded our presence in existing markets including Chicago, New York and San Francisco. These activities increased Network Operating Expenses by approximately $295,000 in the 2008 period as compared to the 2007 period. In addition, network personnel costs increased by approximately $76,000 as additional employees were hired to support our continued growth and expansion.

Depreciation Expense.    Depreciation expense totaled $857,368 for the three months ended September 30, 2008 as compared to $501,889 for the three months ended September 30, 2007, representing an increase of $355,479, or 71%. This increase was primarily related to the continued investment in our network, base station and customer premise equipment (collectively, our “Network”) which was required to support the growth in our customer base and our expansion into new markets. Gross fixed assets totaled $20,172,714 at September 30, 2008 as compared to $11,914,195 at September 30, 2007.

Customer Support Services.    Customer support services totaled $453,410 for the three months ended September 30, 2008 as compared to $257,842 for the three months ended September 30, 2007, representing an increase of $195,568, or 76%. This increase was primarily related to costs of additional personnel hired to support our growing customer base.

Sales and Marketing Expenses. Sales and marketing expenses totaled $2,058,901 for the three months ended September 30, 2008 as compared to $1,049,907 for the three months ended September 30, 2007, representing an increase of $1,008,994, or 96%. Approximately $866,000, or 86%, of the increase in expenses related to higher payroll costs associated with the expansion of our sales force and sales support team from 72 employees as of September 30, 2007 to 132 employees as of September 30, 2008. Approximately $136,000, or 14%, related to advertising expense, primarily related to internet based advertising programs.

General and Administrative Expenses.    General and administrative expenses totaled $1,691,498 for the three months ended September 30, 2008 as compared to $1,489,290 for the three months ended September 30, 2007, representing an increase of $202,208, or 14%. This increase was primarily due to higher employee headcount for our finance and administrative personnel. Payroll costs in the 2008 period increased by approximately $111,000. Rent and utilities increased by approximately $76,000 as additional space was leased due to the increase in headcount which also caused an increase of approximately $36,000 in software user fees. These increases were offset by a decrease in stock-based compensation of approximately $88,000 in the 2008 period.

Interest Income. Interest income totaled $123,563 for the three months ended September 30, 2008 compared with $596,593 for the three months ended September 30, 2007, representing a decrease of $473,030, and 79%. In March 2008, we transferred our cash balances into four separate U.S. Treasury based money market funds, each of which has a Moody’s rating of Aaa. These funds have lower yields but are higher quality instruments than the previous investment funds. In addition, cash balances decreased as funds were used to support operations.

Net Loss.    We recorded a net loss of $3,216,033 for the three months ended September 30, 2008 as compared to a net loss of $1,745,741 for the three months ended September 30, 2007, an increase of $1,470,292, or 84%. Approximately $1,009,000, or 69%, of the increase related to higher sales and marketing expenses related to an increase in sales related personnel from 72 as of September 30, 2007 compared to 132 as of September 30, 2008.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Revenues.    During the nine months ended September 30, 2008, we had revenues of $7,445,924 as compared to revenues of $4,977,449 during the nine months ended September 30, 2007, representing an increase of $2,468,475, or 50%. This increase was primarily attributable to the growth of our network subscriber base and an increase in our ARPU.

Cost of Revenues.    Cost of revenues totaled $3,044,763 for the nine months ended September 30, 2008 as compared to $1,670,480 for the nine months ended September 30, 2007, an increase of $1,374,283, or 82%. Gross margins, excluding depreciation, decreased to 59% during the 2008 period as compared to 66% during the 2007 period. We launched service in Miami at the end of the first quarter of 2007 and in Dallas-Fort Worth in the second quarter of 2008. Over the past twelve months, we have also expanded our presence in existing markets including Chicago, New York and San Francisco. These activities increased Network Operating Expenses by approximately $1,117,000 in the 2008 period as compared to the 2007 period. In addition, network personnel costs increased by approximately $257,000 as additional employees were hired to support our continued growth and expansion.

Depreciation Expense.    Depreciation expense totaled $2,286,674 for the nine months ended September 30, 2008 as compared to $1,278,778 for the nine months ended September 30, 2007, representing an increase of $1,007,896, or 79%. This increase was primarily related to the continued investment in our Network which was required to support the growth in our customer base and our expansion into new markets. Gross fixed assets totaled $20,172,714 at September 30, 2008 as compared to $11,914,195 at September 30, 2007.

Customer Support Services.    Customer support services totaled $1,321,780 for the nine months ended September 30, 2008 as compared to $608,890 for the nine months ended September 30, 2007, representing an increase of $712,890, or 117%. This increase was primarily the result of costs of additional personnel hired to support our growing customer base.

Sales and Marketing Expenses. Sales and marketing expenses totaled $5,926,676 for the nine months ended September 30, 2008 as compared to $2,145,813 for the nine months ended September 30, 2007, representing an increase of $3,780,863, or 176%.  Approximately $3,326,000, or 88%, of this increase in expenses related to higher payroll costs associated with the expansion of our sales force and sales support team from 72 employees as of September 30, 2007 to 132 employees as of September 30, 2008. Approximately $432,000, or 11%, related to advertising expense, primarily related to internet based advertising programs.

General and Administrative Expenses.    General and administrative expenses totaled $5,565,547 for the nine months ended September 30, 2008 as compared to $4,968,722 for the nine months ended September 30, 2007, representing an increase of $596,825 or 12%. This increase was primarily due to higher employee headcount for our finance and administrative personnel. Payroll costs increased by approximately $769,000 in the 2008 period. Rent and utilities increased by approximately $332,000 as additional space was leased due to the increase in headcount which also caused an increase of approximately $151,000 in software user fees. Non-income taxes increased by approximately $131,000. These increases were accompanied by a decrease of approximately $885,000 in professional services fees as compared to the 2007 period which included the extensive use of third party advisers related to the Merger and financing transactions completed during that period.

Interest Income. Interest income totaled $560,434 for the nine months ended September 30, 2008 compared with $933,420 for the nine months ended September 30, 2007, representing a decrease of $372,986, or 40%. In March 2008, we transferred our cash balances into four separate U.S. Treasury based money market funds, each of which has a Moody’s rating of Aaa. These funds have lower yields but are higher quality instruments than the previous investment funds. In addition, cash balances decreased as funds were used to support operations.

Interest Expense.    Interest expense totaled $394,565 for the nine months ended September 30, 2008 as compared to $841,924 for the nine months ended September 30, 2007, representing a decrease of $447,359, or 53%. The decrease was attributable to certain non-recurring transactions related to our Merger in January 2007. During the 2007 period, we agreed to convert certain notes payable into common stock at a discounted rate. We recognized approximately $314,000 of non-cash interest expense, representing the discounted amount, in connection with this transaction. In addition, we recognized non-cash interest expense of approximately $75,000 in connection with an agreement to increase the outstanding balance of certain promissory notes by such amount. These promissory notes were subsequently converted into common stock as a result of the Merger.

Other Expense, net.     Other expense, net totaled $21,079 for the nine months ended September 30, 2008 compared with $171,108 for the nine months ended September 30, 2007, representing a decrease of $150,029, or 88%. In June 2007, the Company recorded a charge of approximately $150,000 related to a penalty provision in a registration rights agreement which required that a registration statement be declared effective by a certain date.

 Net Loss.    We recorded a net loss of $10,554,726 for the nine months ended September 30, 2008 as compared to a net loss of $5,774,846 for the nine months ended September 30, 2007, an increase of $4,779,880, or 83%. Approximately $3,781,000, or 79%, of the increase related to higher sales and marketing expenses related to an increase in sales related personnel from 72 as of September 30, 2007 compared to 132 as of September 30, 2008.

Liquidity and Capital Resources

Since completing the Merger in January 2007, we have financed our operations primarily through the public sale and private placement of our equity securities and debt financing. Cash and cash equivalents totaled $28,084,915 and $40,756,865 at September 30, 2008 and December 31, 2007, respectively. The decrease in cash and cash equivalents related to our operating, investing and financing activities during the nine months ended September 30, 2008, each of which is described below. Cash and cash equivalents are invested in various Aaa rated institutional money market funds. We have historically met our liquidity requirements from a variety of sources, including internally generated cash, short and long-term borrowings and the sale of equity securities.

Net Cash Used in Operating Activities.    Net cash used in operating activities totaled $6,288,665 for the nine months ended September 30, 2008, as compared to $2,604,509 for the nine months ended September 30, 2007, representing an increase of $3,684,156, or 141%. This increase was primarily due to higher operating expenses in the 2008 period associated with increased headcount across all areas of operations, as well as capital and operating expenditures to support our market and capacity expansion initiatives.

Net Cash Used in Investing Activities.    Net cash used in investing activities totaled $6,347,193 for the nine months ended September 30, 2008 as compared to $4,384,757 for the nine months ended September 30, 2007, representing an increase of $1,962,436, or 45%. Acquisitions of property and equipment represented $1,634,623, or 83%, of the increase in cash used in investing activities.  This increase relates to both our expansion into new markets as well as the strengthening of our network in existing markets.  We entered the Miami market in March 2007 and the Dallas market in April 2008, and incurred higher capital expenditures in the 2008 period for both of these new markets.  Our network includes equipment located on buildings at the customer location (commonly known as customer premise equipment, (“CPE”)) as well as on buildings in which we maintain points of presence (“PoPs”), which are used to transmit data to multiple customers.  We increased our customer count by 471 customers in the 2008 period as compared to 193 customers in the 2007 period.  As a result, spending on CPE increased by approximately $2,232,000 and spending on PoPs increased by approximately $2,805,000 during the nine months ended September 30, 2008. In addition, we purchased a FCC license for $400,000 during the third quarter of 2008.

Net Cash Used In/Provided By Financing Activities.   Net cash used in financing activities totaled $36,092 for the nine months ended September 30, 2008 as compared to net cash provided by financing activities of $51,484,890 for the nine months ended September 30, 2007. The decrease is directly related to financing transactions completed in the 2007 period including two equity transactions which raised net proceeds of $48,257,918 and a debt financing transaction which raised $3,360,000. Other financing activities in the first nine months of 2007 included the repayment of $200,000 of stockholder notes and proceeds of $119,973 from warrants exercised.

Working Capital.    As of September 30, 2008, we had working capital of $25,350,214. Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

Senior Convertible Debentures

On January 4, 2008, a debenture holder converted $750,000 of debentures into common stock at a conversion price of $2.75 per share resulting in the issuance of 272,727 shares of common stock. The Company recognized $73,393 of unamortized debt discount as non-cash interest expense in connection with the conversion. The principal amount of debentures outstanding as of September 30, 2008 totaled $2,750,000.

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

Long-Lived Assets. Long-lived assets consist primarily of property and equipment, and FCC licenses. Long-lived assets are reviewed annually for impairment or whenever events or circumstances indicate their carrying value may not be recoverable. Conditions that would result in an impairment charge include a significant decline in the market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.

SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“FAS 143”) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Our network equipment is installed on both buildings in which the Company has a lease agreement (“Company Locations”) and at customer locations.  In both instances, the installation and removal of our equipment is not complicated and does not require structural changes to the building where the equipment is installed.  Costs associated with the removal of our equipment at company or customer locations are not material, and accordingly, we have determined that we do not presently have asset retirement obligations under FAS 143.

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

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements,’’ (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123 (revised 2004), “Share-Based Payment,” and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 157 on January 1, 2008, as required for our financial assets and financial liabilities.  However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for our financial assets and financial liabilities did not have a material impact on our condensed consolidated financial statements. We are evaluating the effect the implementation of SFAS 157 for our nonfinancial assets and nonfinancial liabilities will have on our condensed consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive.  Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value.  The guidance in FSP 157-3 is effective immediately and did not have a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market Risk Related to Interest Rates

We are exposed to market risks related to changes in interest rates; however, we believe those risks are not material in relation to our operations. We do not have any foreign currency exchange rate risk or derivative financial instruments.

Interest Rate Risk

As of September 30, 2008, our cash and cash equivalents included approximately $28,000,000 of money market securities.  Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the nine months ended September 30, 2008, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1A. Risk Factors.

We have a large cash and cash equivalent position and in light of the recent market turmoil among financial institutions and related liquidity issues, we may be at risk of being uninsured for a large portion of such assets or having timing problems accessing such assets.

The recent market turmoil, including the failure or insolvency of several large financial institutions and the credit crunch affecting the short term debt markets, has caused liquidity problems for companies and institutions across the country.  As of September 30, 2008, we had approximately $28,000,000 in cash or cash equivalents with one large financial banking institution. Although the present regulatory response in the United States for when a large institution becomes insolvent generally has been to have the failing institution merge or transfer assets to more solvent entities, thereby avoiding failures, it is possible that any financial institution could become insolvent or fail.  Federal insurance for cash deposits has recently been increased to $250,000 for a limited time.  We have deposits far in excess of such amount.  If the institution at which we have placed our funds were to become insolvent or fail, we could be at risk for losing a substantial portion of our cash deposits, or incur significant time delays in obtaining access to such funds. In light of the limited amount of federal insurance for deposits, even if we were to spread our cash assets among several institutions, we would remain at risk for the amount in excess of insurance.

Although the NASDAQ Stock Market has temporarily suspended its continued listing requirement of a minimum bid of $1.00 per share, our current stock price is below the $1.00 minimum bid and we could be in risk of a delisting of our shares in the future.

Under the rules of the NASDAQ Stock Market, we must maintain a minimum bid price of $1.00 for our common stock.  If a company's stock trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, NASDAQ will send a deficiency notice to the company, advising that it has been afforded a "compliance period" of 180 calendar days to regain compliance with the applicable requirements.  Given the current extraordinary market conditions, NASDAQ has determined to suspend the bid price and market value of publicly held shares requirements through Friday, January 16, 2009 for all of its listed companies.

Our stock price, as of November 4, 2008, had a closing price of $0.95 per share.  On October 21, 2008, our shares price had a minimum closing price of $1.00.  Although we are in currently in compliance with the NASDAQ rules because our stock has not traded at less than $1.00 for 30 consecutive days (and the rule has been, as stated above, temporarily suspended), it is possible that when the rule is reinstated and our stock continues to trade at less than $1.00, we could receive notice of possible delisting. In the event that we did not take steps to increase our share price, or in the event that any steps we undertake are not successful in raising our stock price, our shares could be delisted from trading on the NASDAQ Stock Market.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of stockholders was held on August 27, 2008 and the following actions were voted upon:

(a)
The Company’s stockholders elected Philip Urso, Jeffrey M. Thompson, Howard L. Haronian, M.D., Paul Koehler and William Bush to serve as directors until the next annual meeting of stockholders. The votes cast with respect to each nominee are set forth below.

Nominees	For	Withheld
Philip Urso	22,798,252	433,480
Jeffrey M. Thompson	22,855,973	375,759
Howard L. Haronian, M.D.	22,785,857	445,875
Paul Koehler	22,863,852	367,880
William Bush	22,815,552	416,180

(b)
The Company’s stockholders approved the adoption of the 2008 Non-Employee Directors Compensation Plan, with 12,043,008 votes for, 815,820 votes against, 46,285 abstentions and 10,326,619 votes not voted.

(c)
The Company’s stockholders approved the ratification of the appointment of Marcum & Kliegman LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008, with 22,877,807 votes for, 247,112 votes against and 106,813 abstentions.

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

TOWERSTREAM CORPORATION

Date: November 5, 2008	By:	/s/ Jeffrey M. Thompson

Jeffrey M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2008	By:	/s/ Joseph P. Hernon

Joseph P. Hernon
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer