Form 10-K
period 2008-12-31
TOWERSTREAM CORP
filed 2009-03-18
CIK 1349437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to_______

Commission file number 001-33449

TOWERSTREAM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8259086 (I.R.S. Employer Identification No.)

55 Hammarlund Way Middletown, Rhode Island (Address of principal executive offices)	02842 (Zip Code)

Registrant’s telephone number, including area code (401) 848-5848

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $33,531,615.

As of March 13, 2009, there were 34,587,854 shares of Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2008 are incorporated by reference into Part III of this Report.

TOWERSTREAM CORPORATION AND SUBISIDIARIES

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

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this report.

Factors that might affect our forward-looking statements include, among other things:

●	overall economic and business conditions;

●	the demand for our goods and services;

●	competitive factors in the industries in which we compete;

●	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

●	the outcome of litigation and governmental proceedings;

●	interest rate fluctuations and other changes in borrowing costs;

●	other capital market conditions, including availability of funding sources;

●	potential further impairment of our indefinite-lived intangible assets and/or our long-lived assets; and

●	changes in government regulations related to the broadband and Internet protocol industries.

Item 1. Business.

Towerstream Corporation (“Towerstream”, “we”, “us”, “our” or the “Company”) provides fixed wireless broadband services to commercial customers based on a monthly recurring revenue model. We provide customers high speed Internet access over a fixed wireless network transmitting over both regulated and unregulated radio spectrum.  Our service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. We provide service to approximately 1,400 business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Providence and Newport, Rhode Island.

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

The Company maintains a website at http://www.towerstream.com.  Information contained on the Company’s website is not incorporated into this annual report on Form 10-K.  Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through the Securities and Exchange Commission (“SEC”) Web site at http://idea.sec.gov as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.

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

Market Coverage

We intend to grow our business by deploying our service more broadly and seeking to rapidly increase our customer base. We intend to deploy our wireless broadband network broadly both in terms of geography and categories of commercial and business customers. We intend to increase the number of geographic markets we serve, taking advantage of a staged roll-out model to deploy our services throughout major additional United States markets. We also plan to service a wide range of commercial customers, from small businesses to large enterprises.

We determine which geographic markets to enter by assessing a number of criteria in four broad categories. First, we evaluate our ability to deploy our service in a given market, taking into consideration our spectrum position, the availability of towers and zoning constraints. Second, we assess the market by evaluating the number of competitors, existing price points, demographic characteristics and distribution channels. Third, we evaluate the economic potential of the market, focusing on our forecasts of revenue growth opportunities and capital requirements. Finally, we look at market clustering opportunities and other cost efficiencies that might be realized. Based on this approach, as of December 31, 2008, we offered wireless broadband connectivity in nine markets covering over 50% of small and medium business (5 to 249 employees) in the top 20 metropolitan statistical areas.

We believe there are significant market opportunities beyond the nine markets in which we are currently offering our services.  Our long term plan is to expand nationally into other top metropolitan markets in the United States.  However, given the difficult economic environment existing at the end of 2008, we have determined that for the foreseeable future, we intend to focus our resources on strengthening our market coverage in our existing markets rather than expanding into new markets.  We believe there are significant opportunities in our existing markets.  We plan to continue to monitor the broader economic environment, and based on future changes, as well as our future operating performance, will determine the appropriate time to enter new markets.

Sales and Marketing

We hire salespeople to sell our services directly to business customers. As of December 31, 2008, we employed 97 direct salespeople. We generally compensate these employees on a salary plus commission basis.

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

Incumbent Local Exchange Carriers and Common Local Exchange Carriers

We face competition from traditional wireline operators in terms of price, performance, discounted rates for bundles of services, breadth of service, reliability, network security, and ease of access and use. In particular, we face competition from traditional wireline companies like Verizon Communications Inc., Qwest Corporation and AT&T Inc., all of which are referred to as ‘‘incumbent local exchange carriers,’’ or (“ILECS”), as well as Covad Communications Group, Inc., Speakeasy, Inc., MegaPath Networks Inc., and One Communications Corporation, all of which are referred to as ‘‘common local exchange carriers,’’ or (“CLECS”).

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

Cellular and PCS Services

Cellular and personal communications service (“PCS”) carriers are seeking to expand their capacity to provide data and voice services that are superior to ours. These providers have substantially broader geographic coverage than we have and, for the foreseeable future, than we expect to have. If one or more of these providers can deploy technologies that compete effectively with our services, the mobility and coverage offered by these carriers will provide even greater competition than we currently face. Moreover, more advanced cellular and PCS technologies, such as third generation mobile technologies, currently offer broadband service with packet data transfer speeds of up to 2,000,000 bits per second for fixed applications, and slower speeds for mobile applications. We expect that third generation technology will be improved to increase connectivity speeds to make it more suitable for a range of advanced applications.

Wireless Broadband Service Providers

We also face competition from other wireless broadband service providers that use licensed and unlicensed spectrum. In addition to these commercial operators, many local governments, universities and other governmental or quasi-governmental entities are providing or subsidizing ‘‘WiFi’’ networks over unlicensed spectrum, in some cases at no cost to the user. There exist numerous small local urban and rural wireless operations offering local services that could compete with us in certain of our present or planned geographic markets.  In addition, in 2008, Sprint, Google, Comcast, Time Warner, Intel and Brighthouse provided Clearwire with over $3 billion in new capital to build out a nationwide WiMAX network for consumers.

Satellite

Satellite providers, such as WildBlue Communications, Inc. and Hughes Network Systems, LLC, offer broadband data services that address a niche market, mainly less densely populated areas that are unserved or underserved by competing service providers. Although satellite offers service to a large geographic area, latency caused by the time it takes for the signal to travel to and from the satellite may challenge a satellite provider's ability to provide some services, such as Voice over Internet Protocol (“VoIP”), which reduces the size of the addressable market.

Other

We believe other emerging technologies may also seek to enter the broadband services market. For example, we are aware that several power generation and distribution companies are seeking to develop or have already offered commercial broadband Internet services over existing electric power lines.

Competitive Strengths

Even though we face substantial existing and prospective competition, we believe that we have a number of competitive advantages that will allow us to retain existing customers and attract new customers over time.

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

Value

We own our entire network, which enables us to price our services lower than most of our competitors. Specifically, we are able to offer competitive prices because we do not have to buy a local loop charge from the telephone company.

Efficient Economic Model

Our economic model is characterized by low fixed capital and operating expenditures relative to other wireless and wireline broadband service providers. We own our entire network, thereby dispensing with the costs involved in using lines owned by telephone or cable companies. Our system is expandable and covers an area up to several miles away from each tower which will enable us to realize incremental savings in our build-out costs as our customer base grows.

Experienced Management Team

We have an experienced executive management team with more than 80 years combined experience as company leaders.  Our President and Chief Executive Officer, Jeffrey M. Thompson, is a founder of the Company and has more than 20 years experience in the data communications industry.  Our Chief Financial Officer, Joseph P. Hernon, has been the chief financial officer for three publicly traded companies. Our Chief Revenue Officer, Mel Yarbrough, has more than 20 years experience leading internal sales organizations. Our Chief Operations Officer, Bruce E. Grinnell, has more than 20 years of experience improving operational processes.

Corporate History

We were organized in the State of Nevada in June 2005, and subsequently became a public shell company, as defined by the Securities and Exchange Commission. In January 2007, we merged with and into a wholly-owned Delaware subsidiary, for the sole purpose of changing our state of incorporation to Delaware. In January 2007, a wholly-owned subsidiary of ours merged with and into a private company, Towerstream Corporation, with Towerstream Corporation being the surviving company. Upon closing of the merger, we discontinued our former business and succeeded to the business of Towerstream Corporation as our sole line of business. At the same time, we also changed our name to Towerstream Corporation and, our subsidiary, Towerstream Corporation, changed its name to Towerstream I, Inc.

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

Telecommunications Regulation

Our wireless broadband systems can be used to provide Internet access service and VPNs. In a March 2007 decision, the FCC classified wireless broadband Internet access service as an interstate information service that is regulated under Title I of the Communications Act of 1934, as amended. Accordingly, most regulations that apply to telephone companies and other common carriers do not apply to our wireless broadband Internet access service. For example, we are not currently required to contribute a percentage of gross revenues from our Internet access services to universal service funds used to support local telephone service and advanced telecommunications services for schools, libraries and rural health care facilities (‘‘USF Fees’’).

We are not required to file tariffs with the FCC, setting forth the rates, terms, and conditions of our Internet access service. The FCC, however, is currently considering whether to impose various consumer protection obligations, similar to Title II obligations, on wireless broadband Internet access providers. These requirements may include obligations related to truth-in-billing, slamming, discontinuing service, customer proprietary network information and federal universal service funds mechanisms. Internet access providers are currently subject to applicable state consumer protection laws enforced by each state’s Attorney General and general Federal Trade Commission consumer protection rules.

On August 5, 2005, the FCC adopted an Order finding that facilities-based broadband Internet access providers are subject to the Communications Assistance for Law Enforcement Act (“CALEA”), which requires service providers covered by that statute to build certain law enforcement surveillance assistance capabilities into their communications networks. The FCC required facilities-based broadband Internet access providers to comply with CALEA requirements by May 14, 2007. We have complied with such CALEA requirements.

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

Internet Taxation

The Internet Tax Freedom Act, which was signed into law in October 2007, extended a moratorium on taxes on Internet access and multiple, discriminatory taxes on electric commerce. This moratorium had previously expired in November 2007, and as with the preceding Internet Tax Freedom Act, ‘‘grandfathered’’ states that taxed Internet access prior to October 1998 to allow them to continue to do so. Certain states have enacted various taxes on Internet access or electronic commerce, and selected states’ taxes are being contested on a variety of bases. However, state tax laws may not be successfully contested, and future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce may arise, any of which could increase the cost of providing Internet services, which could, in turn, materially adversely affect our business.

Employees

As of December 31, 2008, we had 170 employees, all of whom are full-time employees. As of February 28, 2009, we had 168 employees, of whom 166 are full-time employees and 2 are part-time employees. We believe our employee relations are good.  Of such employees, four are considered members of executive management.

Item 1A.  Risk Factors.

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

Our failure to adequately address any one or more of the above factors could have a significant impact on our ability to implement our business plan and our ability to pursue other opportunities that arise, which might negatively affect our business.

We depend on the continued availability of leases or licenses for our communications equipment.

We have constructed proprietary networks in each of the markets we serve by installing antennae on rooftops, cellular towers and other structures pursuant to lease or license agreements to send and receive wireless signals necessary for our network. We typically seek five year initial terms for our leases with three to five year renewal options. Such renewal options are generally exercisable at our discretion before the expiration of the current term. If these leases are terminated or if the owners of these structures are unwilling to continue to enter into leases or licenses with us in the future, we would be forced to seek alternative arrangements with other providers. If we are unable to continue to obtain or renew such leases on satisfactory terms, our business would be harmed.

Our business depends on a strong brand, and if we do not maintain and enhance our brand, our ability to attract and retain customers may be impaired and our business and operating results may be harmed.

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

We may pursue acquisitions that we believe complement our existing operations but which involve risks that could adversely affect our business.

Acquisitions involve risks that could adversely affect our business, including the diversion of management time from operations, and difficulties integrating the operations and personnel of acquired companies. In addition, any future acquisitions could result in significant costs, the incurrence of additional debt or the issuance of equity securities to fund the acquisition, and the assumption of contingent or undisclosed liabilities, all of which could materially adversely affect our business, financial condition and results of operations.

In connection with any future acquisition, we generally will seek to minimize the impact of contingent and undisclosed liabilities by obtaining indemnities and warranties from the seller. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to their limited scope, amount or duration, the financial limitations of the indemnitor or warrantor, or for other reasons.

We have a history of operating losses and expect to continue incurring losses for the foreseeable future.

Our current business was launched in 1999 and has incurred losses in each year of operation. Prior to our merger in January 2007, Towerstream operated as an S corporation. The accumulated deficit of the S corporation as of December 31, 2006 was $8,213,002. Concurrently with our merger, we elected to operate as a C corporation, and reported a net loss of $8,501,725 in 2007. As of December 31, 2007, our accumulated deficit was $8,501,725, which included a recapitalization adjustment to eliminate the S corporation deficit. In 2008, we recorded a net loss of $13,377,419.  We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we expand our sales force, develop our network, expand our markets, undertake acquisitions, acquire spectrum and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses.

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

The recent market turmoil, including the failure or insolvency of several large financial institutions and the credit crunch affecting the short term debt markets, has caused liquidity problems for companies and institutions across the country.  As of December 31, 2008, we had approximately $25,000,000 in cash and cash equivalents with one large financial banking institution. Although the present regulatory response in the United States for when a large institution becomes insolvent generally has been to have the failing institution merge or transfer assets to more solvent entities, thereby avoiding failures, it is possible that any financial institution could become insolvent or fail.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If the institution at which we have placed our funds were to become insolvent or fail, we could be at risk for losing a substantial portion of our cash deposits, or incur significant time delays in obtaining access to such funds. In light of the limited amount of federal insurance for deposits, even if we were to spread our cash assets among several institutions, we would remain at risk for the amount not covered by insurance.

The global economic crisis could have a material adverse effect on our liquidity and capital resources.

The recent distress in the financial markets has resulted in extreme volatility in security prices and diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Although we believe that cash provided by operations and our cash and cash equivalents currently on hand will provide us with sufficient liquidity through the current credit crisis, tightening of the credit markets could make it more difficult for us to access funds, refinance our existing debt, enter into agreements for new debt or obtain funding through the issuance of our securities.

In addition, the current credit crisis is having a significant negative impact on businesses around the world, and the impact of this crisis on our major suppliers cannot be predicted. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to delivery delays or failures.

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

Our debt and restrictive debt covenants could limit our financing options and liquidity position, which would limit our ability to grow our business.

In January 2007, we issued 8% senior convertible debentures, due December 31, 2009, in an aggregate principal amount of $3,500,000. On January 4, 2008, a debenture holder converted $750,000 of senior convertible debentures into common stock at a conversion price of $2.75 per share resulting in the issuance of 272,727 shares of common stock. As of December 31, 2008, $2,750,000 of principal remains outstanding under the 8% senior convertible debentures. The terms of our debt could have negative consequences to the holders of our common stock.

Covenants in the securities purchase agreement governing our debentures impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

•	pay cash dividends to our stockholders;

•	incur additional debt;

•	permit liens on or conduct sales of assets; and

•	engage in transactions with affiliates.

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

Many of our competitors are better established and have resources significantly greater than we have, which may make it difficult to attract and retain customers.

The market for broadband and related services is highly competitive, and we compete with several other companies within each of our markets. Many of our competitors are well established with larger and better developed networks and support systems, longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we have. Our competitors may subsidize competing services with revenue from other sources and, thus, may offer their products and services at prices lower than ours. Our competitors may also reduce the prices of their services significantly or may offer broadband connectivity packaged with other products or services. We may not be able to reduce our prices or otherwise combine our services with other products or services, which may make it more difficult to attract and retain customers. In addition, new competitors may emerge for our primarily commercial and business customer base from businesses primarily engaged in providing residential services to consumers.

 We expect existing and prospective competitors to adopt technologies or business plans similar to ours, or seek other means to develop services competitive with ours, particularly if our services prove to be attractive in our target markets. This competition may make it difficult to attract and retain customers.

We may experience difficulties in constructing, upgrading and maintaining our network, which could adversely affect customer satisfaction, increase customer turnover and reduce our revenues.

Our success depends on developing and providing products and services that give customers high quality Internet connectivity. If the number of customers using our network and the complexity of our products and services increase, we will require more infrastructure and network resources to maintain the quality of our services. Consequently, we may be required to make substantial investments to construct and improve our facilities and equipment, and to upgrade our technology and network infrastructure. If we do not implement these developments successfully, or if we experience inefficiencies, operational failures or unforeseen costs during implementation, the quality of our products and services could decline.

We may experience quality deficiencies, cost overruns and delays in implementing our network improvements and expansion, in maintenance and upgrade projects, including the portions of those projects not within our control or the control of our contractors. Our network requires the receipt of permits and approvals from numerous governmental bodies, including municipalities and zoning boards. Such bodies often limit the expansion of transmission towers and other construction necessary for our business. Failure to receive approvals in a timely fashion can delay system rollouts and raise the cost of completing projects. In addition, we typically are required to obtain rights from land, building or tower owners to install our antennae and other equipment to provide service to our customers. We may not be able to obtain, on terms acceptable to us, or at all, the rights necessary to construct our network and expand our services.

We also face challenges in managing and operating our network. These challenges include operating, maintaining and upgrading network and customer premise equipment to accommodate increased traffic or technological advances, and managing the sales, advertising, customer support, billing and collection functions of our business while providing reliable network service at expected speeds and quality. Our failure in any of these areas could adversely affect customer satisfaction, increase customer turnover or churn, increase our costs and decrease our revenues.

If we do not obtain and maintain rights to use licensed spectrum in one or more markets, we may be unable to operate in these markets which could negatively impact our ability to execute our business strategy. To the extent we secure licensed spectrum, we face increased operational costs, greater regulatory scrutiny and may become subject to arbitrary government decision making.

Since we provide our services in some markets by using licensed spectrum, we must secure and maintain sufficient rights to use licensed spectrum by obtaining licenses or long-term leases in those markets. Obtaining licensed spectrum can be a long and difficult process that can be costly and require a disproportionate amount of our management resources, and may require us to incur significant debt or secure additional capital. We may not be successful in our efforts to secure financing and may not be deemed a qualified bidder due to our small size or our creditworthiness, or be able to acquire, lease or maintain the spectrum necessary to execute our strategy.

Licensed spectrum, whether owned or leased, poses additional risks, including:

•	inability to satisfy build-out or service deployment requirements upon which spectrum licenses or leases are, or may be, conditioned;

•	increases in spectrum acquisition costs or complexity;

•	competitive bids, pre-bid qualifications and post-bid requirements for spectrum acquisitions, in which we may not be successful leading to, among other things, increased competition;

•	adverse changes to regulations governing spectrum rights;

•	the risk that acquired or leased spectrum will not be commercially usable or free of damaging interference from licensed or unlicensed operators in our or adjacent bands;

•	contractual disputes with, or the bankruptcy or other reorganization of, the license holders, which could adversely affect control over the spectrum subject to such licenses;

•	failure of the FCC or other regulators to renew spectrum licenses as they expire; and

•	invalidation of authorization to use all or a significant portion of our spectrum.

In a number of markets we utilize unlicensed spectrum which is subject to intense competition, low barriers of entry and slowdowns due to multiple users.

We presently utilize unlicensed spectrum in connection with our service offerings. Unlicensed or “free” spectrum is available to multiple users and may suffer bandwidth limitations, interference and slowdowns if the number of users exceeds traffic capacity. The availability of unlicensed spectrum is not unlimited and others do not need to obtain permits or licenses to utilize the same unlicensed spectrum that we currently or may in the future utilize, threatening our ability to reliably deliver our services. Moreover, the prevalence of unlicensed spectrum creates low barriers of entry in our business, creating the potential for heightened competition.

Interruption or failure of our information technology and communications systems could impair our ability to provide services which could damage our reputation and adversely affect our operating results.

Our services depend on the continuing operation of our information technology and communications systems. We have experienced service interruptions in the past and may experience service interruptions or system failures in the future. Any unscheduled service interruption adversely affects our ability to operate our business and could result in an immediate loss of revenues. If we experience frequent or persistent system or network failures, our reputation could be permanently harmed. We may need to make significant capital expenditures to increase the reliability of our systems, however, these capital expenditures may not achieve the results we expect.

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

•
the availability of competing technology, such as cable modems, DSL, third-generation cellular, satellite, wireless internet service and other emerging technologies, some of which may be less expensive or technologically superior to those offered by us; and

•	new competitors entering the markets in which we offer service.

An increase in customer churn can lead to slower customer growth, increased costs and a reduction in revenues.

If our strategy is unsuccessful, we will not be profitable and our stockholders could lose their investment.

There is no track record for companies pursuing our strategy. Many fixed wireless companies have failed and there is no guarantee that our strategy will be successful or profitable. If our strategy is unsuccessful, the value of our company may decrease and our stockholders could lose their investment.

We may not be able to effectively control and manage our growth which would negatively impact our operations.

If our business and markets continue to grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product and service offerings, and in integrating acquired businesses. Such events would increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations and cause backlogs and administrative inefficiencies.

The success of our business depends on the continuing contributions of key personnel and our ability to attract, train and retain highly qualified personnel.

We are highly dependent on the continued services of our Chairman, Philip Urso, and our President and Chief Executive Officer, Jeffrey M. Thompson. On December 21, 2007, we entered into a two-year employment agreement with Jeffrey M. Thompson which includes renewal options. We cannot guarantee that any of these persons will stay with us for any definite period. Loss of the services of any of these individuals could adversely impact our operations. We do not maintain policies of “key man” insurance on our executives.

In addition, we must be able to attract, train, motivate and retain highly skilled and experienced technical employees in order to successfully introduce our services in new markets and grow our business in existing markets. Qualified technical employees often are in great demand and may be unavailable in the time frame required to satisfy our business requirements. We may not be able to attract and retain sufficient numbers of highly skilled technical employees in the future. The loss of technical personnel or our inability to hire or retain sufficient technical personnel at competitive rates of compensation could impair our ability to successfully grow our business and retain our existing customer base.

Any acquisitions we make could result in integration difficulties that could lead to substantial costs, delays or other operational or financial difficulties.

We may seek to expand by acquiring competing businesses, including those operating in our current business markets or those operating in other geographic markets. We cannot accurately predict the timing, size and success of our acquisition efforts and the associated capital commitments that might be required. We expect to encounter competition for acquisitions which may limit the number of potential acquisition opportunities and may lead to higher acquisition prices. We may not be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, without substantial costs, delays or other operational or financial difficulties.

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

Our inability to obtain capital,  internally generate cash, secure additional debt financing, or use shares of our common stock to finance future acquisitions could impair the growth and expansion of our business.

The extent to which we will be able or willing to use shares of our common stock to consummate acquisitions will depend on (i) the market value of our securities which will vary, (ii) liquidity, which is presently limited, and (iii) the willingness of potential sellers to accept shares of our common stock as full or partial payment for their business. Using shares of our common stock for this purpose may result in significant dilution to existing stockholders. To the extent that we are unable to use common stock to make future acquisitions, our ability to grow through acquisitions may be limited by the extent to which we are able to raise capital through debt or equity financings. We may not be able to obtain the necessary capital to finance any acquisitions. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of expansion or redirect resources committed to internal purposes. Our failure to use shares of our common stock to make future acquisitions may hinder our ability to actively pursue our acquisition program.

We rely on a limited number of third party suppliers that manufacture network equipment, and install and maintain our network sites. If these companies fail to perform or experience delays, shortages or increased demand for their products or services, we may face shortage of components, increased costs, and may be required to suspend our network deployment and our product and service introduction.

We depend on a limited number of third party suppliers to produce and deliver products required for our networks. We also depend on a limited number of third parties to install and maintain our network facilities. We do not maintain any long term supply contracts with these manufacturers. If a manufacturer or other provider does not satisfy our requirements, or if we lose a manufacturer or any other significant provider, we may have insufficient network equipment for delivery to customers and for installation or maintenance of our infrastructure, and we may be forced to suspend the deployment of our network and enrollment of new customers, thus impairing future growth.

If our data security measures are breached, customers may perceive our network and services as not secure, which may adversely affect our ability to attract and retain customers and expose us to liability.

Network security and the authentication of a customer’s credentials are designed to protect unauthorized access to data on our network. Because techniques used to obtain unauthorized access to or to sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate or implement adequate preventive measures against unauthorized access or sabotage. Consequently, unauthorized parties may overcome our encryption and security systems, and obtain access to data on our network, including on a device connected to our network. In addition, because we operate and control our network and our customers’ Internet connectivity, unauthorized access or sabotage of our network could result in damage to our network and to the computers or other devices used by our customers. An actual or perceived breach of network security, regardless of whether the breach is our fault, could harm public perception of the effectiveness of our security measures, adversely affect our ability to attract and retain customers, expose us to significant liability and adversely affect our business prospects.

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

The industry in which we operate is continually evolving which makes it difficult to evaluate our future prospects and increases the risk of an investment in our securities. Our services may become obsolete and we may not be able to develop competitive products or services on a timely basis or at all.

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

As the services offered by us and our competitors develop, businesses and consumers may not accept our services as a commercially viable alternative to other means of delivering wireless broadband services. As a result, our services may become obsolete and we may be unable to develop competitive products or services on a timely basis, or at all.

We are subject to extensive regulation that could limit or restrict our activities. If we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, and past due fees and interest which may adversely affect our financial condition and results of operations.

Our business, including the acquisition, lease, maintenance, and use of spectrum licenses, is extensively regulated by federal, state and local governmental authorities. A number of federal, state and local privacy, security, and consumer laws also apply to our business. These regulations and their application are subject to continual change as new legislation, regulations or amendments to existing regulations are adopted from time to time by governmental or regulatory authorities, including as a result of judicial interpretations of such laws and regulations. Current regulations directly affect the breadth of services we are able to offer and may impact the rates, terms and conditions of our services. Regulation of companies that offer competing services such as cable and DSL providers, and telecommunications carriers also affects our business.

We believe that we are not required to register with the Universal Service Administrative Company (“USAC”) as a seller of telecommunications, nor are we required to collect USF Fees from our customers or to pay USF Fees directly. It is possible, however, that the FCC may assert that we are a seller of telecommunications and that we are required to register and pay USF Fees on some or all of our gross revenues. Although we would contest any such assertion, we could become obligated to pay USF Fees, interest and penalties to USAC with respect to our gross revenues, past and/or future, from providing telecommunications services, and we may be unable to retroactively bill our customers for past USF Fees.

In addition, the FCC or other regulatory authorities may in the future restrict our ability to manage customers’ use of our network, thereby limiting our ability to prevent or address customers’ excessive bandwidth demands. To maintain the quality of our network and user experience, we may manage the bandwidth used by our customers’ applications, in part by restricting the types of applications that may be used over our network. If the FCC or other regulatory authorities were to adopt regulations that constrain our ability to employ bandwidth management practices, excessive use of bandwidth-intensive applications would likely reduce the quality of our services for all customers. Such decline in the quality of our services could harm our business.

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

Risks Relating to Our Organization

Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders which could adversely affect the rights of the holders of our common stock.

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

Our officers and directors own a substantial amount of our common stock and, therefore, exercise significant control over our corporate governance and affairs which may result in their taking actions with which other shareholders do not agree.

Our executive officers and directors, and entities affiliated with them, control approximately 25% of our outstanding common stock (including exercisable stock options held by them). These shareholders, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other shareholders do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control which might be in other shareholders’ best interest but which might negatively affect the market price of our common stock.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

On January 12, 2007, we became subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting for the fiscal year ended December 31, 2007 and thereafter, and to obtain a report by our independent auditors addressing these assessments for the fiscal year ending December 31, 2009 and thereafter. These reporting and other obligations will place significant demands on our management, administrative, operational, internal audit and accounting resources. We anticipate that we may need to (i) upgrade our systems, (ii) implement additional financial and management controls, reporting systems and procedures, (iii) implement an internal audit function, and (iv) hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business and on our stock price.

Risks Relating to Our Common Stock

We may fail to qualify for continued listing on NASDAQ which could make it more difficult for investors to sell their shares.

In May 2007, our common stock was approved for listing on The NASDAQ Capital Market and our common stock continues to be listed on the Capital Market. There can be no assurance that trading of our common stock on such market will be sustained or that we can meet NASDAQ’s continued listing standards. In the event that our common stock fails to qualify for continued inclusion, our common stock could thereafter only be quoted on the OTC Bulletin Board which is commonly referred to as the “pink sheets.” Under such circumstances, shareholders may find it more difficult to dispose of, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors.

Our common stock may be affected by limited trading volume and price fluctuations, each of which could adversely impact the value of our common stock.

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on an investment in our common stock may be limited to the value of the stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on a shareholder’s investment will only occur if our stock price appreciates.

Although the NASDAQ Capital Market has temporarily suspended its continued listing requirement of a minimum bid price, we could be at risk of a delisting in the future.

Under the rules of the NASDAQ Capital Market, we must maintain a minimum bid price of $1.00 for our common stock.  If a company's stock trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, NASDAQ will send a deficiency notice to the company, advising that it has been granted a "compliance period" of 180 calendar days to regain compliance with the applicable requirements.  Given the current extraordinary market conditions, NASDAQ has suspended the bid price and market value requirements through Monday, April 20, 2009 for all of its listed companies.

Our stock price as of December 31, 2008 had a closing price of $0.69 per share.  As of March 13, 2009, our stock price had a closing price of $0.81.  Although the $1.00 minimum bid rule has been temporarily suspended, it is possible that we could receive notice of possible delisting if our stock trades at less than $1.00 when the rule is reinstated. If we receive a delisting notice and are unable to increase our stock price above $1.00, our shares could be delisted from trading on the NASDAQ Capital Market.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are currently located in Middletown, Rhode Island, where we lease approximately 42,137 square feet of space, consisting of a 17,137 square feet building at 55 Hammarlund Way for our administrative, engineering, information technology and customer care offices and a 25,000 square feet building at 88 Silva Lane for our sales call center. Our annual rent payments totaled approximately $527,000 in 2008 and will remain at that level through February 2010, before increasing to approximately $558,000 through May 2012, and approximately $590,000 through the end of the lease. Our lease expires on October 1, 2013 with an option to renew for an additional five-year term. We do not own any real property.

Item 3. Legal Proceedings.

There are no legal proceedings pending, and we are not aware of any proceeding contemplated by a governmental authority, to which we are a party or any of our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2008 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was quoted on the OTC Bulletin Board from January 12, 2007 through May 30, 2007 under the symbol TWER.OB. Since May 31, 2007, our common stock has been listed on The NASDAQ Capital Market under the symbol TWER. Prior to January 12, 2007, there was no active market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board, and the high and low sales prices as reported on The NASDAQ Capital Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

FISCAL YEAR 2008	HIGH	LOW
First Quarter	$3.65	$1.01
Second Quarter	$1.59	$1.07
Third Quarter	$1.84	$0.87
Fourth Quarter	$1.10	$0.53

FISCAL YEAR 2007	HIGH	LOW
January 12, 2007 to March 31, 2007	$11.00	$0.66
April 1, 2007 to May 30, 2007	$7.72	$6.60
May 31, 2007 to June 30, 2007	$7.75	$3.31
Third Quarter	$3.80	$2.38
Fourth Quarter	$3.20	$1.89

The last reported sales price of our common stock on The NASDAQ Capital Market on December 31, 2008 was $0.69 and on March 13, 2009, the last reported sales price was $0.81. According to the records of our transfer agent, as of March 13, 2009, there were approximately 63 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes. In addition, our agreements with debenture holders and other investors restrict us from paying any cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2008, securities issued and securities available for future issuance under our 2008 Non-Employee Directors Compensation Plan, our 2007 Equity Compensation Plan and our 2007 Incentive Stock Plan were as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,335,793	$1.82	2,513,321
Equity compensation plans not approved by security holders	-	-	-
Total	3,335,793	$1.82	2,513,321

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Prior to January 12, 2007, we were a public shell company, as defined by the Securities and Exchange Commission (“SEC”), without material assets or activities. On January 12, 2007, we completed a reverse merger (the “Merger”), pursuant to which a wholly-owned subsidiary of ours merged with and into a private company, Towerstream Corporation, with such private company being the surviving company. In connection with the Merger, we discontinued our former business and commenced operating the business of Towerstream as our sole line of business. The former private company, our subsidiary, changed its name to Towerstream I, Inc.  For financial reporting purposes, Towerstream, and not the public shell company, is considered the acquiror.  All costs associated with the Merger (other than financing related costs in connection with the simultaneous sale of $3,500,000 of 8% senior convertible debentures due 2009 and warrants, and approximately $11,500,000 of units consisting of common stock and warrants) were expensed as incurred.

Overview

We provide fixed wireless broadband services to commercial customers based on a monthly recurring revenue model.  We provide customers high speed Internet access over a fixed wireless network transmitting over both regulated and unregulated radio spectrum. Our service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. We provide service to approximately 1,400 business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Providence and Newport, Rhode Island.

Characteristics of our Revenues and Expenses

We offer our services under agreements having terms of one, two or three years. Pursuant to these agreements, we bill customers on a monthly basis, in advance, for each month of service. Payments received in advance of services performed are recorded as deferred revenues.

Costs of revenues consists of expenses that are directly related to providing services to our customers, including the costs to establish points of presence in new markets, and to strengthen or expand our presence in existing markets.  These costs include bandwidth purchases, tower and roof rent and utilities, site work visits, equipment support and network supplies (collectively “Network Operating Expenses”).  Our gross margins can fluctuate from period to period due to the timing of when we add network capacity to existing markets or expand into new markets.  This variability in gross margin occurs, in part, because we are required to incur these costs prior to generating new customer revenues.

Sales and marketing expenses primarily consist of the salaries, benefits, travel and other costs of our sales and marketing teams, as well as marketing initiatives and business development expenses.

Customer support services includes salaries and related payroll costs associated with our customer support services, customer care, and installation and operations staff.

General and administrative expenses include costs attributable to corporate overhead and the overall support of our operations.  Salaries and other related payroll costs for executive management, finance, administration and information systems personnel are included in this category.  Other costs include rent, utilities and other facilities costs, accounting, legal and other professional services, and other general operating expenses.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues.    Revenues for the year ended December 31, 2008 totaled $10,656,081 compared to $6,883,343 for the year ended December 31, 2007, representing an increase of $3,772,738, or 55%. This increase was driven by a 51% increase in our customer base during 2008.

Sequential growth for the year ended December 31, 2008 was 55% compared to 9% for the year ended December 31, 2007.  The higher sequential growth during 2008 was driven by a 51% increase in customers and a 13% increase in monthly average revenue per user (“ARPU”).  ARPU as of December 31, 2008 totaled $828 compared to $730 as of December 31, 2007, representing an increase of $98, or 13%.  This increase was primarily related to higher relative sales of our midrange service offering which is priced at $999 per month.  Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service, totaled 1.24% for the year ended December 31, 2008 compared to 1.60% for the year ended December 31, 2007, representing a 23% decrease on a percentage basis.  During 2008, we invested approximately $3,773,000 to strengthen our network in existing markets and establish a network presence in new markets.  In addition, we added personnel in our customer care and engineering departments.  These efforts resulted in higher levels of customer satisfaction and reduced churn.

Cost of Revenues.    Cost of revenues for the year ended December 31, 2008 totaled $4,076,100 compared to $2,469,065 for the year ended December 31, 2007, representing an increase of $1,607,035, or 65%.  The dollar increase was consistent with the growth in revenues.  Gross margins decreased to 62% during 2008 compared to 64% during 2007.  We launched service in Miami at the end of the first quarter of 2007 and in Dallas-Fort Worth in the second quarter of 2008.  Over the past twelve months, we have also expanded our presence in existing markets including Chicago, Los Angeles, New York and San Francisco.  These activities increased Network Operating Expenses by approximately $1,276,000 in 2008 compared to 2007.  In addition, network personnel costs increased by approximately $331,000 as additional employees were hired to support our continued growth and expansion.

Depreciation.    Depreciation for the year ended December 31, 2008 totaled $3,222,716 compared to $1,879,515 for the year ended December 31, 2007, representing an increase of $1,343,201, or 71%. This increase was primarily related to the continued investment in our network, base station and customer premise equipment (collectively, our “Network”) which was required to support the growth in our customer base and our expansion into new markets.  Gross fixed assets at December 31, 2008 totaled $21,805,582 compared to $14,309,212 at December 31, 2007, representing an increase of $7,496,370, or 52%.

Customer Support Services.    Customer support services for the year ended December 31, 2008 totaled $1,820,101 compared to $931,785 for the year ended December 31, 2007, representing an increase of $888,316, or 95%. This increase was primarily related to the costs of additional personnel hired to support our growing customer base.  Average headcount increased from 23 to 35 in 2008.

Sales and Marketing.  Sales and marketing expenses for the year ended December 31, 2008 totaled $7,692,268 compared to $3,588,111 for the year ended December 31, 2007, representing an increase of $4,104,157, or 114%. Approximately $3,641,000, or 89%, related to higher payroll costs associated with the expansion of our sales and marketing team, which includes direct sales, sales support and marketing personnel.  The average number of personnel totaled 123 in 2008 compared to 54 in 2007.  Approximately $430,000, or 10%, of the increase related to higher advertising expenses, primarily related to internet based advertising programs.

General and Administrative.    General and administrative expenses for the year ended December 31, 2008 totaled $7,208,801 compared to $6,827,036 for the year ended December 31, 2007, representing an increase of $381,765, or 6%.  Payroll costs in 2008 increased by approximately $700,000 related to higher employee headcount.  Rent and utilities increased by approximately $313,000 as additional space was leased due to the increase in headcount which also caused an increase of approximately $158,000 in software user fees and approximately $247,000 in other employee based expenses.  Insurance costs increased by approximately $78,000.  These increases were offset by a decrease in stock-based compensation of approximately $146,000 in 2008.  Professional services fees decreased by approximately $976,000 in 2008 compared to 2007 which included the extensive use of third party advisers related to the Merger and financing transactions completed during 2007.

Interest Income.  Interest income for the year ended December 31, 2008 totaled $578,373 compared to $1,460,825 for the year ended December 31, 2007, representing a decrease of $882,452, or 60%. In March 2008, we transferred our cash balances into four separate U.S. Treasury based money market funds.  These funds have lower yields but are higher quality instruments than the funds in which we previously invested.   Cash balances decreased from approximately $41,000,000 to approximately $25,000,000 during 2008.  We used approximately $7,873,000 to support operating activities and approximately $7,684,000 to acquire property and equipment, primarily related to our Network.

Interest Expense.    Interest expense for the year ended December 31, 2008 totaled $509,593 compared to $974,774 for the year ended December 31, 2007, representing a decrease of $465,181, or 48%. The decrease was attributable to certain non-recurring transactions related to our Merger in January 2007.  During 2007, we agreed to convert certain notes payable into common stock at a discounted rate.  We recognized approximately $314,000 of non-cash interest expense, representing the discounted amount, in connection with this transaction.  In addition, we recognized non-cash interest expense of approximately $75,000 in connection with an agreement to increase the outstanding balance of certain promissory notes by the same amount.  These promissory notes were subsequently converted into common stock in connection with the Merger.

Other Expense, Net.   Other expense, net for the year ended December 31, 2008 totaled $82,294 compared to $175,607 for the year ended December 31, 2007, representing a decrease of $93,313, or 53%. In April 2007, we entered into a two-year services agreement with a third party monitoring firm to help us comply with the Communications Assistance for Law Enforcement Act (“CALEA”).  In the fourth quarter of 2008, we terminated the contract and entered into a new agreement with another third party that was more cost beneficial.  We recognized an expense of $56,365 representing the net book value of equipment capitalized under the original agreement that is no longer being used.  In 2007, we recognized a charge of approximately $150,000 for failing to get a registration statement declared effective by a certain date.

Net Loss.    Net loss for the year ended December 31, 2008 totaled $13,377,419 compared to $8,501,725 for the year ended December 31, 2007, representing an increase of $4,875,694, or 57%.   Approximately $4,104,000, or 84%, of the increase related to higher sales and marketing expenses primarily associated with the expansion of our sales and marketing team.   The average number of sales and marketing personnel totaled 123 in 2008 compared to 54 in 2007.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Cash and cash equivalents totaled $24,740,268 and $40,756,865 at December 31, 2008 and December 31, 2007, respectively. The decrease in cash and cash equivalents related to our operating, investing and financing activities during the year ended December 31, 2008, each of which is described below.  At February 28, 2009, we had cash and cash equivalents totaling approximately $22,500,000.

Net Cash Used in Operating Activities.    Net cash used in operating activities for the year ended December 31, 2008 totaled $7,873,237 compared to $3,973,760 for the year ended December 31, 2007, representing an increase of $3,899,477, or 98%. This increase was primarily due to higher payroll and related costs associated with increased headcount across all areas of operations, most significantly in sales and marketing.

Net Cash Used in Investing Activities.    Net cash used in investing activities for the year ended December 31, 2008 totaled $8,095,870 compared to $6,895,114 for the year ended December 31, 2007, representing an increase of $1,200,756, or 17%.  Acquisitions of property and equipment represented $973,938, or 81%, of the increase.  This increase related to both our expansion into new markets as well as the strengthening of our Network in existing markets.    We entered the Miami market in March 2007 and the Dallas-Fort Worth market in April 2008 and incurred higher capital expenditures in 2008 for both of these new markets.  Our Network includes equipment located on buildings at the customer location (commonly known as customer premise equipment (“CPE”)) as well as on buildings in which we maintain points of presence (“POPs”), which are used to transmit data to multiple customers.  Our customer count increased from approximately 900 to approximately 1,350 in 2008.  Spending on CPE totaled approximately $2,996,000 and spending on POPs totaled approximately $3,773,000 during 2008.  In addition, we used $400,000 to purchase FCC licenses in 2008 compared to $125,000 in 2007.

Net Cash Used in/Provided by Financing Activities.   Net cash used in financing activities for the year ended December 31, 2008 totaled $47,490 compared to net cash provided by financing activities of $51,465,376 for the year ended December 31, 2007, representing a decrease of $51,512,866 or 100%. The decrease is directly related to financing transactions completed in 2007 including two equity transactions which raised net proceeds of $48,251,237 and a debt financing transaction which raised $3,360,000.  No financing transactions were completed in 2008.

Working Capital.    As of December 31, 2008, we had working capital of $19,412,428. Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

Private Placement

In connection with the Merger in January 2007, we completed a private placement pursuant to which we issued 5,110,056 shares of common stock at a price of $2.25 per share and five-year warrants to purchase 2,555,030 shares of common stock at an exercise price of $4.50 per share resulting in aggregate gross proceeds of $11,497,625. In connection with this transaction, we incurred placement agent fees of approximately $446,400, and issued to the placement agent a five-year warrant to purchase an aggregate of 140,916 shares of common stock at an exercise price of $4.50 per share. In addition, we incurred other professional fees and expenses totaling approximately $186,000 in connection with the Merger and private placement.

Senior Convertible Debentures

In conjunction with our Merger in January 2007, we also sold $3,500,000 of senior convertible debentures. These debentures require quarterly interest payments of 8% per annum and mature on December 31, 2009. The debentures are convertible into shares of common stock at a conversion price of $2.75 per share, subject to certain limitations. In addition, holders of the debentures received five-year warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $4.00 per share and five-year warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $6.00 per share.

In connection with the issuance of the debentures, we incurred placement agent fees totaling approximately $140,000, and issued to the placement agent a five-year warrant to purchase 63,636 shares of common stock at an exercise price of $4.50 per share. This warrant had an estimated fair value of $34,750.

In January 2008, a debenture holder converted $750,000 of debentures into common stock at a conversion price of $2.75 per share resulting in the issuance of 272,727 shares of common stock.  The carrying value of the debentures on the date of the conversion was $676,607.  Accordingly, we recognized the remaining debt discount of $73,393 as non-cash interest expense in connection with the conversion.  The principal amount of debentures outstanding as of December 31, 2008 totaled $2,750,000.

Registered Offering

In June 2007, we issued 10,000,000 shares of common stock in connection with a registered direct offering at $4.00 per share, resulting in gross proceeds of $40,000,000. In connection with the registered offering, we incurred placement agent fees of $2,800,000 and issued to the placement agents five-year warrants to purchase 300,000 shares of common stock at an exercise price of $4.00 per share.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, we utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to other companies in our industry. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation.

Revenue Recognition.    We normally enter into contractual agreements with our customers for periods ranging between one to three years.  We recognize the total revenue provided under a contract ratably over the contract period, including any periods under which we have agreed to provide services at no cost.  Deferred revenues are recognized as a liability when billings are received in advance of the date when revenues are earned.  We apply the revenue recognition principles set forth under SEC Staff Accounting Bulletin 104, (“SAB 104”) which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

Long-Lived Assets. Long-lived assets consist primarily of property and equipment, and FCC licenses. Long-lived assets are reviewed annually for impairment or whenever events or circumstances indicate their carrying value may not be recoverable. Conditions that would result in an impairment charge include a significant decline in the market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.

Asset Retirement Obligations.   SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“FAS 143”) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  FAS 143 requires the recognition of an asset retirement obligation and an associated asset retirement cost when there is a legal obligation in connection with the retirement of tangible long-lived assets.  Our network equipment is installed on both buildings in which we have a lease agreement (“Company Locations”) and at customer locations.  In both instances, the installation and removal of our equipment is not complicated and does not require structural changes to the building where the equipment is installed.  Costs associated with the removal of our equipment at company or customer locations are not material, and accordingly, we have determined that we do not presently have asset retirement obligations under FAS 143.

Off-Balance Sheet Arrangements.    We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as ‘‘Special Purposes Entities’’.

Recent Accounting Pronouncements

 In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, ‘‘Fair Value Measurements’’, (“FAS 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  FAS 157 defines fair value based upon an exit price model.  Relative to FAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1, FSP 157-2, and proposed FSP 157-c.  FSP 157-1 amends FAS 157 to exclude SFAS No. 13, “Accounting for Leases”, (“FAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP 157-c clarifies the principles in FAS 157 on the fair value measurement of liabilities.  We adopted FAS 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities.  While we are currently evaluating the impact of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities on our consolidated financial statements upon adoption, we do not anticipate a material impact on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities -including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option permits entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. We adopted FAS 159 on January 1, 2008, but elected not to apply the fair value option to any of our eligible financial assets or liabilities at that date. Therefore, the provisions of FAS 159 had no impact on our consolidated financial position and results of operations for the year ended December 31, 2008.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations", (“FAS 141(R)”) which replaces SFAS No. 141, “Business Combinations”.  FAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. FAS 141(R) also requires that acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  FAS 141(R) will be applicable prospectively beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51", (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). FAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of FAS 160, we will be required to report any noncontrolling interests as a separate component of consolidated stockholders’ equity. We will also be required to present any net income allocable to noncontrolling interests and net income attributable to our stockholders separately in our consolidated statements of operations. FAS 160 is effective prospectively beginning January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with United States Generally Accepted Accounting Principles (“GAAP”). FAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for the financial statements that are presented in conformity with GAAP.  FAS 162 is effective November 15, 2008.  The adoption of this pronouncement did not have any impact on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”, (“FAS 142”).  The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other United States GAAP principles. This FSP is effective beginning January 1, 2009. We are in the process of evaluating the impact of this provision on our consolidated financial position and results of operations.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, (“FSP APB 14-1”).  FSP APB 14-1 specifies that for convertible debt instruments that may be settled in cash upon conversion, issuers of such instruments should separately account for the liability and equity components in the statement of financial condition. The excess of the initial proceeds of the convertible debt instrument over the amount allocated to the liability component creates a debt discount which should be amortized as interest expense over the expected life of the liability. FSP APB 14-1 is effective beginning January 1, 2009 and is to be applied retrospectively. We are currently evaluating the impact of adopting FSP APB 14-1 on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

TOWERSTREAM CORPORATION
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the
Board of Directors and Shareholders of
Towerstream Corporation

We have audited the accompanying consolidated balance sheets of Towerstream Corporation and Subsidiaries (the “Company”) as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Towerstream Corporation, as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP
New York, New York
March 16, 2009

TOWERSTREAM CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
Assets
Current Assets
Cash and cash equivalents	$24,740,268	$40,756,865
Accounts receivable, net of allowance for doubtful accounts of $66,649 and $77,615, respectively	279,399	184,621
Prepaid expenses and other current assets	319,325	736,156
Total Current Assets	25,338,992	41,677,642

Property and equipment, net	12,890,779	8,518,750

Security deposits and other assets	183,063	283,790
FCC licenses	875,000	475,000
Total Assets	$39,287,834	$50,955,182

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of capital lease obligations	$25,346	$47,486
Accounts payable	1,394,476	1,413,970
Accrued expenses	861,390	685,576
Deferred revenues	985,403	631,506
Short-term debt, net of discount of $142,605	2,607,395	-
Deferred rent	52,554	-
Total Current Liabilities	5,926,564	2,778,538

Other Liabilities
Long-term debt, net of discount of $357,139	-	3,142,861
Capital lease obligations, net of current maturities	-	25,341
Deferred rent	354,071	273,154
Total Other Liabilities	354,071	3,441,356
Total Liabilities	6,280,635	6,219,894

Commitments (Note 14)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 authorized, none outstanding	-	-
Common stock, par value $0.001; 70,000,000 shares authorized; 34,587,854 and 34,080,053 issued and outstanding, respectively	34,588	34,080
Additional paid-in-capital	54,851,755	53,223,033
Deferred consulting costs	-	(20,100)
Accumulated deficit	(21,879,144)	(8,501,725)
Total Stockholders’ Equity	33,007,199	44,735,288
Total Liabilities and Stockholders' Equity	$39,287,834	$50,955,182

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007

Revenues	$10,656,081	$6,883,343

Operating Expenses
Cost of revenues (exclusive of depreciation)	4,076,100	2,469,065
Depreciation	3,222,716	1,879,515
Customer support services	1,820,101	931,785
Sales and marketing	7,692,268	3,588,111
General and administrative	7,208,801	6,827,036
Total Operating Expenses	24,019,986	15,695,512
Operating Loss	(13,363,905)	(8,812,169)
Other (Expense) Income
Interest income	578,373	1,460,825
Interest expense	(509,593)	(974,774)
Other expense, net	(82,294)	(175,607)
Total Other (Expense) Income	(13,514)	310,444
Net Loss	$(13,377,419)	$(8,501,725)
Net loss per common share - basic and diluted	$(0.39)	$(0.29)
Weighted average common shares outstanding – basic and diluted	34,543,972	29,243,802

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and 2007

	Common Stock		Additional Paid-In-	Deferred Consulting	Accumulated
	Shares	Amount	Capital	Costs	Deficit	Total
Balance at January 1, 2007 (see Note 1)	15,000,000	$15,000	$8,896,803	$-	$(8,213,002)	$698,801
University Girls Calendar, Ltd. upon merger on January 12, 2007	1,900,000	1,900	(18,652)			(16,752)
Recapitalization of accumulated deficit at the time of S corporation revocation			(8,213,002)		8,213,002	-
Net proceeds from issuance of common stock – January 12, 2007	5,110,056	5,110	11,046,127			11,051,237
Net proceeds from issuance of common stock – June 11, 2007	10,000,000	10,000	37,190,000			37,200,000
Conversion of stockholder’s notes payable	1,302,582	1,303	1,940,333			1,941,636
Conversion of notes payable	156,250	156	249,844			250,000
Beneficial conversion feature upon conversion of stockholder’s notes payable into common stock			378,055			378,055
Issuance of common stock for consulting services	200,000	200	401,800	(402,000)		-
Exercise of warrants	56,062	56	119,917			119,973
Exercise of options	4,672	5	6,676			6,681
Fair value of warrants issued in connection with issuance of debentures			526,927			526,927
Issuance of warrants to placement agent in connection with issuance of debentures			34,750			34,750
Cashless exercise of warrants	350,431	350	(350)			-
Stock-based compensation			663,805			663,805
Amortization of deferred consulting costs				381,900		381,900
Net loss					(8,501,725)	(8,501,725)
Balance at December 31, 2007	34,080,053	34,080	53,223,033	(20,100)	(8,501,725)	44,735,288
Conversion of long-term debt	272,727	273	749,727			750,000
Issuance of common stock for bonuses	31,099	31	21,116			21,147
Cashless exercise of warrants	184,938	185	(185)			-
Cashless exercise of options	19,037	19	(19)			-
Payment for fractional shares upon cashless exercise			(9)			(9)
Stock-based compensation			858,092			858,092
Amortization of deferred consulting costs				20,100		20,100
Net loss					(13,377,419)	(13,377,419)
Balance at December 31, 2008	34,587,854	$34,588	$54,851,755	$-	$(21,879,144)	$33,007,199

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007
Cash Flows From Operating Activities
Net loss	$(13,377,419)	$(8,501,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	65,000	90,000
Depreciation	3,222,716	1,879,515
Stock-based compensation	899,339	1,045,705
Non-cash interest on notes payable	73,393	74,882
Amortization of beneficial conversion feature	-	378,055
Accretion of debt discount	141,141	169,788
Amortization of financing costs	58,250	56,308
Deferred rent	133,471	273,153
Loss on sale and disposition of property and equipment	83,409	25,631
Other	-	1,139
Changes in operating assets and liabilities:
Accounts receivable	(159,778)	(117,178)
Prepaid expenses and other current assets	477,024	(710,955)
Accounts payable	(19,493)	579,025
Accrued expenses	175,813	562,157
Deferred compensation	-	(10,000)
Deferred revenues	353,897	230,740
Total Adjustments	5,504,182	4,527,965
Net Cash Used In Operating Activities	(7,873,237)	(3,973,760)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(7,683,855)	(6,709,917)
Proceeds from sale of property and equipment	5,700	44,600
Acquisition of FCC licenses	(400,000)	(125,000)
Change in security deposits	(17,715)	(104,797)
Net Cash Used In Investing Activities	(8,095,870)	(6,895,114)

Cash Flows From Financing Activities
Net proceeds from sale of debentures	-	3,360,000
Repayment of stockholder notes	-	(200,000)
Repayment of equipment note	-	(9,341)
Payment for fractional shares issuable upon cashless exercise of warrants	(9)	-
Repayment of capital leases	(47,481)	(63,174)
Proceeds from exercise of warrants	-	119,973
Proceeds from exercise of options	-	6,681
Net proceeds from sale of common stock	-	48,251,237
Net Cash (Used In) Provided By Financing Activities	(47,490)	51,465,376

Net (Decrease) Increase In Cash and Cash Equivalents	(16,016,597)	40,596,502

Cash and Cash Equivalents – Beginning	40,756,865	160,363
Cash and Cash Equivalents – Ending	$24,740,268	$40,756,865

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Years Ended December 31,
	2008		2007
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest		$172,427		$321,694
Non-cash investing and financing activities:
Conversion of principal and interest on notes payable into shares of common stock	$	−		$2,191,636
Conversion of long-term debt into shares of common stock		$750,000	$	−
Assumption of accounts payable in reverse merger transaction	$	−		$16,752

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

In January 2007, Towerstream merged with a newly formed subsidiary of University Girls Calendar Ltd. (‘‘UGC’’), a publicly traded shell company. In connection with the merger, all outstanding shares of UGC were cancelled, except for 1,900,000 shares of common stock. Also, in connection with the merger, UGC issued 15,000,000 shares of its common stock for all the outstanding common stock of Towerstream. As a result of the transaction, the former owners of Towerstream became the controlling stockholders of UGC which also changed its name to Towerstream Corporation. The previously private company, Towerstream Corporation, changed its name to Towerstream I, Inc., and became a wholly-owned subsidiary of the publicly traded company. The merger of Towerstream and UGC was a reverse merger that was accounted for as a recapitalization of Towerstream.

The Company provides fixed wireless broadband services to commercial customers based on a monthly recurring revenue model. The Company provides customers high speed Internet access over a fixed wireless network transmitting over both regulated and unregulated radio spectrum. The Company’s service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. The Company provides service to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Providence and Newport, Rhode Island.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements and with Form 10-K and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2008 and 2007, and the results of operations and cash flows for the years ended December 31, 2008 and 2007 not misleading.

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

At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The Company also had approximately $23,683,000 invested in four institutional money market funds. These funds are protected under the Securities Investor Protection Corporation (‘‘SIPC’’), a nonprofit membership corporation which provides limited coverage up to $500,000.

Accounts Receivable. Accounts receivable are stated at cost less an allowance for doubtful accounts. The allowance for doubtful accounts reflects the Company’s estimate of accounts receivable that will be not collected. The allowance is based on the history of past write-offs, the aging of balances, collections experience and current credit conditions. Amounts determined to be uncollectible are written-off against the allowance for doubtful accounts. Additions to the allowance for doubtful accounts, e.g. bad debt expense, totaled $65,000 and $90,000 for 2008 and 2007, respectively. Deductions to the allowance for doubtful accounts, e.g. customer write-offs, totaled $75,966 and $119,630 for 2008 and 2007, respectively.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Property and Equipment. Property and equipment are stated at cost and include equipment, installation costs and materials. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the useful lives or the term of the respective lease. Network, base station and customer premise equipment are depreciated over estimated useful lives ranging from 5 to 7 years; furniture, fixtures and office equipment from 5 to 7 years; computer equipment of 3 to 5 years; and system software of 3 years.

Expenditures for maintenance and repairs, which do not generally extend the useful life of the assets, are charged to expense as incurred. Gains or losses on disposal of property and equipment are reflected in the statement of operations in the period of disposal.

FCC Licenses. Federal Communication Commission (“FCC”) licenses are initially recorded at cost and are considered to be intangible assets with an indefinite life because the Company is able to maintain the license indefinitely as long as it complies with certain FCC requirements. The Company intends to maintain compliance with such requirements. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, (“FAS 142”) provides that an asset with an indefinite useful life is not amortized. However, as further described in the next paragraph, these assets are reviewed annually for impairment.

Long-Lived Assets. Long-lived assets consist primarily of property and equipment, and FCC licenses. Long-lived assets are reviewed annually for impairment, or whenever events or circumstances indicate their carrying value may not be recoverable. Conditions that would result in an impairment charge include a significant decline in the market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.

The Company has determined that there were no impairments of its property and equipment or its FCC licenses during the years ended December 31, 2008 and 2007.

SFAS No. 143, “Accounting for Asset Retirement Obligations”, (“FAS 143”) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 requires the recognition of an asset retirement obligation and an associated asset retirement cost when there is a legal obligation in connection with the retirement of tangible long-lived assets. The Company’s network equipment is installed on both buildings in which the Company has a lease agreement (“Company Locations”) and at customer locations. In both instances, the installation and removal of the Company’s equipment is not complicated and does not require structural changes to the building where the equipment is installed. Costs associated with the removal of the Company’s equipment at company or customer locations are not material, and accordingly, the Company has determined that it does not presently have asset retirement obligations under FAS 143.

Fair Value of Financial Instruments. In January 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, (“FAS 157”) which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company’s adoption of FAS 157 did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with FAS 157. See Note 13 for a further discussion regarding the Company’s measurement of financial assets and liabilities at fair value.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not of being sustained.

Segment Information. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, (“FAS 131”) establishes standards for reporting information on operating segments in interim and annual financial statements. The Company operates in one segment which is the business of fixed wireless broadband services. The Company’s chief operating decision-maker reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating segment.

Revenue Recognition. The Company normally enters into contractual agreements with its customers for periods ranging between one to three years. The Company recognizes the total revenue provided under a contract ratably over the contract period, including any periods under which the Company has agreed to provide services at no cost. Deferred revenues are recognized as a liability when billings are received in advance of the date when revenues are earned. The Company applies the revenue recognition principles set forth under SEC Staff Accounting Bulletin 104, (“SAB 104”) which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

Deferred Revenues. Deferred revenues consist of either prepayment of future service periods or payments received for current services which overlap monthly reporting periods.

Advertising Costs. The Company charges advertising costs to expense as incurred. Advertising costs for the years ended December 31, 2008 and 2007 were approximately $1,024,000 and $594,000, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Stock-Based Compensation. The Company accounts for share-based awards exchanged for employee services in accordance with SFAS No. 123(R), “Share-Based Payment”, (“FAS 123(R)”). Under FAS 123(R), share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee’s requisite service period. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award.

Basic and Diluted Loss Per Share. Net loss per share is computed in accordance with SFAS No. 128, ‘‘Earnings Per Share’’, (‘‘FAS 128’’) which requires the presentation of both basic and diluted earnings per share.

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded since their inclusion would be antidilutive.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were antidilutive. The exercise of these common stock equivalents outstanding could potentially dilute earnings per shares in the future. The exercise of the outstanding stock options and warrants could generate proceeds up to approximately $26,067,000.

	Years Ended December 31,
	2008	2007
Stock options	3,335,793	2,328,067
Warrants	4,332,310	4,672,325
Convertible debt	1,000,001	1,272,728
Total	8,668,104	8,273,120

 Reclassifications. Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements. These reclassifications have no effect on the previously reported net loss.

Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 157, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. FAS 157 defines fair value based upon an exit price model. Relative to FAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1, FSP 157-2, and proposed FSP 157-c. FSP 157-1 amends FAS 157 to exclude SFAS No. 13, “Accounting for Leases”, (“FAS 13”), and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in FAS 157 on the fair value measurement of liabilities. The Company adopted FAS 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. While the Company is currently evaluating the impact of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities on its consolidated financial statements upon adoption, the Company does not anticipate a material impact on its consolidated financial position and results of operations. Refer to Note 13 for additional discussion on fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities -including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option permits entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. The Company adopted FAS 159 on January 1, 2008, but elected not to apply the fair value option to any of its eligible financial assets or liabilities at that date. Therefore, the provisions of FAS 159 had no impact on the Company’s consolidated financial position and results of operations for the year ended December 31, 2008.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations", (“FAS 141(R)”) which replaces SFAS No. 141, “Business Combinations”. FAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. FAS 141(R) also requires that acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. FAS 141(R) will be applicable prospectively beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51", (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). FAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of FAS 160, the Company will be required to report any noncontrolling interests as a separate component of consolidated stockholders’ equity. The Company will also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. FAS 160 is effective prospectively beginning January 1, 2009.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with United States Generally Accepted Accounting Principles (“GAAP”). FAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for the financial statements that are presented in conformity with GAAP. FAS 162 is effective November 15, 2008. The adoption of this pronouncement did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other United States GAAP principles. This FSP is effective beginning January 1, 2009. The Company is in the process of evaluating the impact of this provision on its consolidated financial position and results of operations.

In May 2008, the FASB issued FASB APB Staff Position 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, (“FSP APB 14-1”). FSP APB 14-1 specifies that for convertible debt instruments that may be settled in cash upon conversion, issuers of such instruments should separately account for the liability and equity components in the statement of financial condition. The excess of the initial proceeds of the convertible debt instrument over the amount allocated to the liability component creates a debt discount which should be amortized as interest expense over the expected life of the liability. FSP APB 14-1 is effective beginning January 1, 2009 and is to be applied retrospectively. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its financial position and results of operations.

Note 3.    Property and Equipment, net

The Company’s property and equipment, net is comprised of:

	December 31,
	2008	2007
Network and base station equipment	$11,075,631	$7,448,258
Customer premise equipment	7,079,096	4,120,647
Furniture, fixtures and equipment	1,525,980	1,294,472
Computer equipment	559,645	476,206
System software	789,810	473,261
Leasehold improvements	775,420	496,368
	21,805,582	14,309,212
Less: accumulated depreciation	8,914,803	5,790,462
	$12,890,779	$8,518,750

Depreciation expense for the years ended December 31, 2008 and 2007 was $3,222,716 and $1,879,515, respectively. The Company sold or wrote-off property and equipment with $187,485 of cost and $98,375 of accumulated depreciation for the year ended December 31, 2008.  The Company sold or wrote-off property and equipment with $142,907 of cost and $72,670 of accumulated depreciation for the year ended December 31, 2007.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

Property held under capital leases included within the Company’s property and equipment consists of the following:

	December 31,
	2008	2007
Network and base station equipment	$168,441	$194,702
Less: accumulated depreciation	106,099	93,419
	$62,342	$101,283

The Company wrote-off property and equipment under capital leases with $26,261 of cost and $25,386 of accumulated deprecation during the year ended December 31, 2008.

Note 4.    Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2008	2007
Payroll and related	$510,608	$376,318
Penalties	149,976	149,976
Interest	55,000	-
Rent	50,149	-
Advertising	-	45,950
Other	95,657	113,332
Total	$861,390	$685,576

Note 5.    Debt

In January 2007, the Company issued $3,500,000 of 8% senior convertible debentures (the ‘‘Debentures’’). These Debentures mature on December 31, 2009, and are convertible, in whole or in part, into shares of common stock at an initial conversion price of $2.75 per share. In addition, holders of the Debentures received warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $4.00 per share and warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $6.00 per share. These warrants are exercisable until January 2012 and were calculated using the Black-Scholes option pricing model. The proceeds were allocated between the warrants ($526,927) and the Debentures ($2,973,073) based on their relative fair values. The initial, discounted carrying value of the Debentures of $2,973,073 is being accreted to the maturity value over the term of the Debentures. The amount of accretion recorded in each period is recognized as non-cash interest expense. Interest expense totaled $361,689 during 2008 and included $220,548 associated with the 8% coupon and $141,141 associated with the accretion of the discount. Interest expense totaled $437,962 during 2007 and included $268,174 associated with the 8% coupon and $169,788 associated with the accretion of the discount.

In January 2008, a Debenture holder converted $750,000 of Debentures into common stock at a conversion price of $2.75 per share resulting in the issuance of 272,727 shares of common stock. The carrying value of the Debentures on the date of conversion was $676,607. Accordingly, the Company recognized the remaining debt discount of $73,393 as non-cash interest expense in connection with the conversion.

Should the Company, at any time while the Debentures are outstanding, sell or grant any option to purchase or sell or grant any right to reprice, or otherwise dispose of or issue any common stock entitling any party to acquire shares of the Company’s common stock at a per share price less than $2.75, the conversion price of the Debentures shall be reduced to equal that lower price.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

The terms of the Debentures provide for interest on the outstanding principal at the rate of 8% per annum, payable quarterly commencing January 1, 2008. So long as a resale registration statement is in effect with respect to the shares of common stock underlying the Debentures and the debenture holders are not subject to any market standoff provisions, as described below, interest is payable in either cash or common stock, at the Company’s option. If interest is paid in common stock, however, the shares shall be valued at 90% of the 10-day volume weighted average price of the Company’s common stock prior to the interest payment date. In the event that there is an effective registration statement on file with the Securities and Exchange Commission with respect to the common stock underlying the Debentures and the closing bid price for the 10 trading days prior to an interest payment date is $3.44, or greater, the interest payment for that period will be waived. Moreover, if there is an effective registration statement on file with the Securities and Exchange Commission with respect to the common stock underlying the Debentures, the debenture holders are not subject to any market standoff provisions, and the 10-day volume weighted average price of the Company’s common stock exceeds $5.50 for 10 consecutive trading days, the Company has the right to force the debenture holders to convert their Debentures into common stock upon 10-day prior written notice.

As part of the debenture agreement, the Company may not pledge or grant a lien on any of its assets without the debenture holders’ consent.

In connection with the Debentures, the Company incurred placement agent fees totaling approximately $140,000 and issued placement agent warrants to purchase up to 63,636 shares of common stock at an exercise price of $4.50 per share. The warrants are exercisable for five years and were valued at $34,750 using the Black-Scholes pricing model. These financing costs are being amortized over the term of the debenture agreement.

Note 6.    Capital Lease Obligations

The Company leases certain equipment under various capital leases expiring in 2009. Lease obligations at December 31, 2008 total $26,670, of which $25,346 represents principal and $1,324 represents deferred interest expense. The assets are depreciated over the lease term, which approximates their useful lives, using the straight-line method. Depreciation expense of assets under capital leases in 2008 and 2007 was approximately $38,000 and $39,000 respectively.

 Note 7.    Capital Stock

The Company is authorized to issue 5,000,000 shares of preferred stock at a par value of $0.001. There were no issuances of preferred stock as of December 31, 2008 and 2007, respectively.

The Company is authorized to issue 70,000,000 shares of common stock at a par value of $0.001. The holders of common stock are entitled to one vote per share. The holders of the Company’s common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of legally available funds. Upon liquidation, dissolution or winding-up, the holders of the Company’s common stock are entitled to share ratably in all assets that are legally available for distribution. The holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of the Company’s common stock are subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock, which may be designated solely by action of the board of directors and issued in the future.

During 2008, two former employees exercised options to purchase a total of 185,705 shares. The options were exercised on a cashless exercise basis resulting in the issuance of 19,037 shares. Also in 2008, two former employees exercised warrants to purchase a total of 251,717 shares. The warrants were exercised on a cashless exercise basis resulting in the issuance of 184,938 shares. Under a cashless exercise, the holder uses a portion of the shares that would otherwise be issuable upon exercise, rather than cash, as consideration for the exercise. The amount of net shares issuable in connection with a cashless exercise will vary based on the exercise price of the option or warrant compared to the current market price of the Company’s common stock on the date of exercise.

In December 2008, 31,099 shares of common stock were issued to certain executive officers as part of their quarterly bonuses. The Company recognized compensation expense totaling $21,147 which represented the fair value of the shares on the date of issuance.

During 2007, two former employees exercised options to purchase a total of 4,672 shares at an exercise price of $1.43 per share.

In June 2007, the Company issued 10,000,000 shares of common stock in connection with a registered direct offering (the ‘‘Registered Offering’’) at $4.00 per share, resulting in gross proceeds of $40,000,000. In connection with the Registered Offering, the Company incurred placement agent fees of $2,800,000 and issued warrants to purchase 300,000 shares of common stock to the placement agents at an exercise price of $4.00 per share for a period of five years.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

In June 2007, stockholders exercised warrants to purchase 325,000 and 75,000 shares, respectively. Both transactions were cashless exercises. Accordingly, 288,976 shares were issued in exchange for the 325,000 warrants exercised and 61,455 shares were issued in exchange for the 75,000 warrants exercised.

In connection with each of its January 2007 unit and debenture private placements, the Company entered into a registration rights agreement, pursuant to which it agreed to file a registration statement with the SEC to register the resale of the shares of common stock issued as part of the units together with the common stock underlying the unit warrants, the debentures and the debenture warrants, and to cause such registration statement to be declared effective by the SEC on or before May 28, 2007. This registration statement was not declared effective until July 18, 2007. Accordingly, the Company recognized a liability of approximately $150,000 representing liquidated damages equal to 1% of the purchase price of the affected investors.

In February 2007, warrants to purchase 56,062 shares of common stock were exercised for $119,973.

In January 2007, concurrent with the Merger, UGC sold 5,110,056 shares of common stock for gross proceeds of $11,497,625 (at $2.25 per share) through a private placement (the ‘‘Private Placement’’). In addition, investors received warrants to purchase 2,555,030 shares of common stock for a period of five years at an exercise price of $4.50 per share. In connection with the Private Placement, UGC incurred placement agent fees totaling approximately $446,400, and issued warrants to purchase up to 140,916 shares of common stock to the placement agent at an exercise price of $4.50 per share for a period of five years.

In January 2007, certain stockholders collectively transferred an aggregate of $1,616,754 in outstanding promissory notes and other payables due from Towerstream to a group of third party investors. In connection with these transfers, Towerstream issued new promissory notes to these investors with an aggregate principal sum of $1,691,636 and cancelled the previous obligations. The increase in the notes payable of approximately $75,000 was recorded as additional interest expense by the Company. These notes were automatically converted into 1,127,757 shares of common stock of UGC at a discounted conversion price as a result of the Merger. The Company recognized non-cash interest expense of approximately $314,000, representing the discounted amount.

In January 2007, concurrent with the Merger, a stockholder converted a $250,000 note exercised into 174,825 shares of common stock at $1.43 per share.

In January 2007, concurrent with the Merger, a $250,000 promissory note was converted into 156,250 shares of common stock at a discounted conversion price as a result of the Merger. The Company recognized non-cash interest expense of approximately $64,000, representing the discounted amount.

In January 2007, the Company entered into a one year consulting agreement for investor relations services. The agreement provides for monthly payments of $7,500 plus expenses and the issuance of 200,000 shares of common stock. The fair value of the common shares was $402,000 which was amortized over the one year consulting term. For the years ended December 31, 2008 and 2007, the Company recognized $20,100 and $381,900, respectively, which were included in general and administrative expenses.

Note 8.    Share-Based Compensation

The Company uses the Black-Scholes valuation model to value options granted to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $858,092 and $663,805 for the years ended December 31, 2008 and 2007, respectively. Stock-based compensation for the amortization of stock-based consulting fees totaled $20,100 and $381,900 for the years ended December 31, 2008 and 2007, respectively. Stock-based compensation is included in general and administrative expenses in the accompanying consolidated statements of operations.

The unamortized amount of stock options expense was $1,194,372 as of December 31, 2008, which will be recognized over a weighted-average period of 2.47 years. There were no unamortized stock-based consulting fees as of December 31, 2008.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option valuation model and the following weighted average assumptions:

	Years Ended December 31,
	2008	2007
Risk-free interest rate	1.7% - 3.4%	3.3% - 5.0%
Expected volatility	74% - 98%	57% - 60%
Expected life (in years)	5 – 6.5	7
Expected dividend yield	0%	0%

The risk-free interest rate is based on rates established by the Federal Reserve. In 2008, the Company’s expected volatility was based upon the historical volatility for its common stock. In 2007, the Company’s expected volatility was based on the volatility of publicly-traded peers. In 2008, the expected life of the Company’s options was determined using the simplified method under Staff Accounting Bulletin No. 110 whereas in 2007, the expected life was based on the period of time that options were expected to be outstanding. The dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

For the year ended December 31, 2008, the Company recorded $21,147 of additional stock-based compensation related to the issuance of 31,099 shares of common stock to certain executive officers as part of their 2008 bonus program.

Note 9.    Employee Benefit Plan

The Company has established a 401(k) retirement plan (“401(k) plan”) which covers all eligible employees who have attained the age of twenty-one and have completed 30 days of employment with the Company. The Company can elect to match up to a certain amount of employees’ contributions to the 401(k) plan. No employer contributions were made during the years ended December 31, 2008 and 2007.

Note 10. Income Taxes

The provision for income taxes using the statutory Federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	For the Years Ended December 31,
	2008		2007
Federal statutory rate	(34.0	) %	(34.0	) %
State taxes	(6.0	) %	(6.0	) %
Permanent differences	0.0%		7.0%
Valuation allowance	40.0%		33.0%
Effective tax rate	0.0%		0.0%

Income tax benefit consists of the following:

	For the Years Ended December 31,
	2008	2007
Income tax benefit at federal statutory rate	$(4,548,394)	$(2,387,218)
State income taxes, net of federal benefit	(802,658)	(421,274)
Other	307,230	236,590
Change in valuation allowance	5,043,822	2,571,902
Total income tax benefit	$-	$-

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

As a result of the Company’s significant net operating loss (“NOL”) and the corresponding valuation allowance, no income tax benefit has been recorded at December 31, 2008 and 2007.

Deferred tax assets (liabilities) consist of the following:

	For the Years Ended December 31,
	2008	2007
Net operating loss carryforward	$7,939,891	$2,612,914
Stock-based compensation	608,559	418,082
Allowance for doubtful accounts	26,660	31,046
Other	16,764	6,667
Deferred tax assets	8,591,874	3,068,709

Depreciation	(947,372)	(485,918)
FCC licenses	(28,778)	(10,889)
Deferred tax liabilities	(976,150)	(496,807)

Valuation allowance	(7,615,724)	(2,571,902)
Net	$-	$-

FIN 48

Effective January 1, 2007, the Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”, (“FIN 48”). This interpretation establishes a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting for income taxes in interim periods, as well as the required disclosures and transition. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations.

FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken and or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of NOL carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified within interest expense in the consolidated statements of operations. Penalties would be recognized as a component of general and administrative expenses. No interest and penalties were recorded during the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, no liability for unrecognized tax benefits was required to be recorded.

NOL Limitations

The Company’s utilization of NOL carryforwards is subject to an annual limitation due to ownership changes that have occurred previously or that could occur in the future as provided in Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public group in the stock of a corporation by more than fifty percentage points over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock and various convertible instruments which, combined with the purchasing shareholders’ subsequent disposition of these shares, has resulted in an ownership change as defined by Section 382, and also could result in an ownership change in the future upon subsequent disposition.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

The annual NOL limitation is determined by first multiplying the value of the Company’s stock at the time of ownership change by the applicable long-term tax exempt rate, and could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization.

The Company has not utilized any of its NOL carryforwards as it has never reported taxable income. The Company has applied a full valuation allowance against deferred tax assets related to its NOL carryforwards. Federal NOLs will begin expiring in 2027. State NOLs will begin expiring in 2012.

Valuation Allowance

In assessing the realizability of deferred tax assets, the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, the Company is allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. A full valuation allowance has been recorded for the deferred tax asset balance as of December 31, 2008 and 2007. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance, net of appropriate reserves.

Note 11. Stock Option Plans

In conjunction with the Merger on January 12, 2007, Towerstream reserved a total of 3,200,000 shares for the issuance of options and warrants. Also, in conjunction with the Merger, the Company adopted the 2007 Equity Compensation Plan (the ‘‘2007 Plan’’). The 2007 Plan provides for the issuance of options, stock appreciation rights, restricted stock, restricted stock units, bonus shares and dividend equivalents to officers and other employees, consultants and directors of the Company. Under the Merger agreement, all options and certain warrants were transferred into the 2007 Plan, including 350,386 warrants, which were exchanged for 350,386 options. The total number of shares of common stock issuable under the 2007 Plan is 2,403,922. A total of 2,366,494 stock options or common stock have been issued under the 2007 Plan as of December 31, 2008.

In May 2007, the Board of Directors approved the adoption of the 2007 Incentive Stock Plan which provides for the issuance of up to 2,500,000 shares of common stock in the form of options or restricted stock (the ‘‘2007 Incentive Stock Plan’’). The 2007 Incentive Stock Plan was approved by the Company’s stockholders in May 2007. A total of 1,024,107 stock options have been issued under the 2007 Incentive Stock Plan as of December 31, 2008.

Options granted under both the 2007 Plan and the 2007 Incentive Plan have terms up to ten years and are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. The total number of shares of common stock that remain available for issuance as of December 31, 2008 under the 2007 Plan and the 2007 Incentive Stock Plan combined is 1,513,321 shares.

In August 2008, the Company’s stockholders approved the adoption of the 2008 Non-Employee Directors Compensation Plan (the “2008 Directors Plan”).  Under the 2008 Directors Plan, an aggregate of 1,000,000 shares have been reserved for issuance.  As of December 31, 2008, no shares have been issued under this plan.  Options granted under the 2008 Directors Plan have terms of up to five years and are exercisable at a price per share equal to the fair market value of the underlying common stock on the date of grant.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

Transactions under the stock option plans during the years ended December 31, 2008 and 2007 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2007	1,504,564	$1.31
Granted during 2007	523,340	4.83
Warrants exchanged for options	350,386	1.14
Exercised	(4,672)	1.43
Forfeited /expired	(45,551)	1.43
Outstanding as of December 31, 2007	2,328,067	2.08
Granted during 2008	1,261,032	1.26
Exercised	(185,705)	1.43
Forfeited /expired	(67,601)	1.70
Outstanding as of December 31, 2008	3,335,793	$1.82

The weighted average fair value of the options granted during 2008 and 2007 were $0.92 and $2.89, respectively.

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2008:

Options Outstanding						Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Proceeds Upon Exercise	Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
$0.68 - $0.78	645,309	7.45	$0.73	$470,700	$1,150	280,309	$0.78	4.16
$1.14 - $1.22	550,386	7.24	$1.17	$643,440	-	550,386	$1.17	7.24
$1.32 - $1.45	1,432,487	6.75	$1.41	$2,025,257	-	948,966	$1.43	5.40
$2.00 - $2.25	362,611	8.67	$2.11	$763,597	-	135,910	$2.22	8.15
$3.70	135,000	8.49	$3.70	$499,500	-	45,000	$3.70	8.49
$7.05	135,000	8.35	$7.05	$951,750	-	45,000	$7.05	8.35
$9.74	75,000	3.12	$9.74	$730,500	-	65,625	$9.74	3.12
	3,335,793	7.23	$1.82	$6,084,744	$1,150	2,071,196	$1.76	5.96

 The intrinsic value is calculated as the difference between the closing price of the Company’s common stock at December 31, 2008, which was $0.69 per share, and the exercise price of the options.  There was no intrinsic value associated with options exercisable as of December 31, 2008.

The number of shares issuable upon the exercise of outstanding options, and the proceeds upon the exercise of such options, will be lower if an option holder elects to exercise on a cashless basis.

Note 12.    Stock Warrants

The Company has issued warrants to purchase shares of common stock which expire at various dates through June 2012. Under the Merger agreement, 350,386 warrants were exchanged for 350,386 options under the 2007 Plan.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

Changes in warrants outstanding for the years ended December 31, 2008 and 2007 were as follows:

	Number of Warrants	Weighted Average Exercise price
Warrants outstanding as of January 1, 2007	1,146,462	$0.97
Granted (weighted average fair value of $0.92)	4,332,311	4.61
Warrants exchanged for options	(350,386)	1.14
Exercised	(456,062)	0.89
Warrants outstanding as of December 31, 2007	4,672,325	4.34
Exercised during 2008	(251,717)	0.75
Forfeited/expired	(88,298)	1.27
Warrants outstanding as of December 31, 2008	4,332,310	$4.61

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2008:

Warrants Outstanding					Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Proceeds Upon Exercise	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
$4.00	936,364	3.17	$4.00	$3,745,456	936,364	$4.00	3.17
$4.50	2,759,582	3.03	$4.50	$12,418,119	2,759,582	$4.50	3.03
$6.00	636,364	3.03	$6.00	$3,818,184	636,364	$6.00	3.03
	4,332,310	3.06	$4.61	$19,981,759	4,332,310	$4.61	3.06

This is no intrinsic value associated with the Company’s warrants outstanding or exercisable as of December 31, 2008.

The number of shares issuable upon the exercise of outstanding warrants, and the proceeds upon the exercise of such warrants, will be lower if a warrant holder elects to exercise on a cashless basis.

Note 13.    Fair Value Measurement

In September 2006, the FASB issued FAS 157, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  FAS 157 defines fair value based upon an exit price model.

FSP 157-1 amends FAS 157 to exclude FAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of FAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active”.  The FSP clarifies the application of FAS 157 when the market for a financial asset is not active.  The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued.  The adoption of the FSP for reporting as of September 30, 2008 did not have a material impact on the Company’s consolidated financial statements.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

Valuation Hierarchy

FAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008:

		Fair Value Measurements at December 31, 2008
	Total Carrying Value at December 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents (money market funds)	$23,683,454	$23,683,454	$-	$-
Total	$23,683,454	$23,683,454	$-	$-

Cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  The carrying amounts of cash, accounts receivable, accounts payable, accrued liabilities and debt approximate their fair value due to their short maturities.  There were no changes in the valuation techniques during the year ended December 31, 2008.

Note 14.    Commitments and Contingencies

Lease Obligations.    The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through March 2019. As of December 31, 2008, total future lease commitments were as follows:

Year Ending December 31,
2009	$2,301,024
2010	2,216,882
2011	1,849,228
2012	1,638,641
2013	919,391
Thereafter	965,497
$9,890,663

Rent expense for the years ended December 31, 2008 and 2007 totaled approximately $2,055,000 and $1,276,000, respectively.

In March 2007, the Company entered into a lease agreement for its corporate offices (the “Original Space”). In August 2007, the Company signed a lease amendment adding approximately 25,000 square feet (the “Additional Space”) and extending the lease term. The new lease term commenced in October 2007 and terminates six years from the date of commencement with an option to renew for an additional five-year term.  The Company’s annual rent payments totaled approximately $527,000 in 2008 and will remain at that level through February 2010, before increasing to approximately $558,000 through May 2012, and approximately $590,000 through the end of the lease.

The landlord provided the Company with certain incentives as an inducement to enter the lease agreements.  These incentives included (i) an allowance of $163,330 for leasehold improvements on the Original Space, (ii) an allowance of $200,000 for leasehold improvements on the Additional Space, and (iii) an initial six-month rent-free period on half of the Additional Space.  Leasehold improvements funded by the landlord have been (i) capitalized and are being amortized over the remaining lease term and (ii) recognized as deferred rent and amortized over the term of the lease.   The economic value of the rent-free period is being amortized ratably over the term of the lease.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

Other Commitments and Contingencies.  One of the purchase agreements related to FCC licenses includes contingent payments of up to $375,000, depending on the status of the license with the FCC, and whether the Company has obtained approval to broadcast terrestrially in the 3650 to 3700 MHz band.  The contingent payments include a $100,000 cash payment (due in May 2009) and the issuance of common stock with a value of $275,000 (due in May 2011).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2008, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in the proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later then 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 11. Executive Compensation.

The information required by this item will be set forth in the proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later then 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later then 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later then 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in the proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later then 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

10.5*
Towerstream Corporation 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form SB-2 (File No. 333-142032) of Towerstream Corporation initially filed with the Securities and Exchange Commission on April 11, 2007).

10.6
Form of Placement Agent Agreement for June 2007 Offering (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form SB-2 (333-142032) of Towerstream Corporation filed with the Securities and Exchange Commission on April 11, 2007).

10.7
Form of Subscription Agreement (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB-2 (333-142032) of Towerstream Corporation filed with the Securities and Exchange Commission on April 11, 2007).

10.8**
Employment Agreement, dated December 21, 2007, between Towerstream Corporation and Jeffrey M. Thompson (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on December 31, 2007).

10.9	Office Lease Agreement dated March 21, 2007 between Tech 2, 3, & 4 LLC (Landlord) and Towerstream Corporation (Tenant).
10.10	First Amendment to Office Lease dated August 8, 2007, amending Office Lease Agreement dated March, 21 2007.
21.1	List of Subsidiaries.
23.1	Consent of Marcum & Kliegman LLP
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

*	Management compensatory plan
**	Management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: March 18, 2009	By:	/s/ Jeffrey M. Thompson
Jeffrey M. Thompson
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Jeffrey M. Thompson	Director and Chief Executive Officer	March 18, 2009
Jeffrey M. Thompson	(President and Principal Executive Officer)

/s/ Joseph P. Hernon	Chief Financial Officer	March 18, 2009
Joseph P. Hernon	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Philip Urso	Director - Chairman of the Board of Directors	March 18, 2009
Philip Urso

/s/ Howard L. Haronian, M.D.	Director	March 18, 2009
Howard L. Haronian, M.D.

/s/ William J. Bush	Director	March 18, 2009
William J. Bush

/s/ Paul Koehler	Director	March 18, 2009
Paul Koehler

EXHIBIT INDEX

Exhibit No.	Description
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

10.5*
Towerstream Corporation 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form SB-2 (File No. 333-142032) of Towerstream Corporation initially filed with the Securities and Exchange Commission on April 11, 2007).

10.6
Form of Placement Agent Agreement for June 2007 Offering (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form SB-2 (333-142032) of Towerstream Corporation filed with the Securities and Exchange Commission on April 11, 2007).

10.7
Form of Subscription Agreement (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB-2 (333-142032) of Towerstream Corporation filed with the Securities and Exchange Commission on April 11, 2007).

10.8**
Employment Agreement, dated December 21, 2007, between Towerstream Corporation and Jeffrey M. Thompson (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on December 31, 2007).

10.9	Office Lease Agreement dated March 21, 2007 between Tech 2, 3, & 4 LLC (Landlord) and Towerstream Corporation (Tenant).
10.10	First Amendment to Office Lease dated August 8, 2007, amending Office Lease Agreement dated March, 21 2007.
21.1	List of Subsidiaries.
23.1	Consent of Marcum & Kliegman LLP
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

*	Management compensatory plan
**	Management contract