Form 10-Q
period 2009-03-31
TOWERSTREAM CORP
filed 2009-05-06
CIK 1349437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

As of May 4, 2009, there were 34,587,854 shares of the issuer’s common stock outstanding.

TOWERSTREAM CORPORATION

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$21,806,809	$24,740,268
Accounts receivable, net of allowance for doubtful accounts of $59,785 and $66,649, respectively	385,080	279,399
Prepaid expenses and other current assets	359,262	319,325
Total Current Assets	22,551,151	25,338,992

Property and equipment, net	12,880,868	12,890,779

FCC licenses	875,000	875,000
Other assets	187,063	183,063
Total Assets	$36,494,082	$39,287,834

Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of capital lease obligations	$13,553	$25,346
Accounts payable	865,287	1,394,476
Accrued expenses	759,226	861,390
Deferred revenues	952,342	985,403
Short-term debt, net of discount of $343,737 and $142,605, respectively	2,406,263	2,607,395
Derivative liabilities	13,581	-
Deferred rent	55,187	52,554
Total Current Liabilities	5,065,439	5,926,564

Other Liabilities
Derivative liabilities	115,475	-
Deferred rent	338,299	354,071
Total Other Liabilities	453,774	354,071
Total Liabilities	5,519,213	6,280,635

Commitments (Note 11)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 70,000,000 shares authorized; 34,587,854 shares issued and outstanding	34,588	34,588
Additional paid-in-capital	54,481,898	54,851,755
Accumulated deficit	(23,541,617)	(21,879,144)
Total Stockholders' Equity	30,974,869	33,007,199
Total Liabilities and Stockholders' Equity	$36,494,082	$39,287,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Revenues	$3,417,066	$2,081,881

Operating Expenses
Cost of revenues (exclusive of depreciation)	825,914	933,202
Depreciation	947,621	676,639
Customer support services	549,824	453,052
Sales and marketing	1,575,715	1,773,908
General and administrative	1,706,101	1,954,558
Total Operating Expenses	5,605,175	5,791,359
Operating Loss	(2,188,109)	(3,709,478)
Other Income (Expense)
Interest income	13,189	288,708
Interest expense	(183,356)	(183,018)
Other expense, net	(16,241)	(4,814)
Loss on derivative financial instruments	(41,149)	-
Total Other Income (Expense)	(227,557)	100,876
Net Loss	$(2,415,666)	$(3,608,602)

Net loss per common share – basic and diluted	$(0.07)	$(0.10)
Weighted average common shares outstanding – basic and diluted	34,587,854	34,495,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities
Net loss	$(2,415,666)	$(3,608,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	-	40,000
Depreciation	947,621	676,639
Stock-based compensation	157,070	173,920
Non-cash interest on notes payable	-	73,393
Accretion of debt discount	113,041	37,638
Amortization of financing costs	14,563	14,563
Loss on sale and disposition of property and equipment	16,241	4,814
Deferred rent	(13,139)	80,200
Loss on derivative financial instruments	41,149	-
Changes in operating assets and liabilities:
Accounts receivable	(105,681)	(38,023)
Prepaid expenses and other current assets	(54,500)	245,298
Accounts payable	(529,189)	(563,502)
Accrued expenses	(102,164)	51,866
Deferred revenues	(33,061)	148,131
Total Adjustments	451,951	944,937
Net Cash Used In Operating Activities	(1,963,715)	(2,663,665)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(954,951)	(2,046,703)
Proceeds from sale of property and equipment	1,000	755
Change in security deposits	(4,000)	(9,600)
Net Cash Used In Investing Activities	(957,951)	(2,055,548)

Cash Flows From Financing Activities
Repayment of capital leases	(11,793)	(14,418)
Net Cash Used In Financing Activities	(11,793)	(14,418)

Net Decrease In Cash and Cash Equivalents	(2,933,459)	(4,733,631)

Cash and Cash Equivalents - Beginning	24,740,268	40,756,865
Cash and Cash Equivalents - Ending	$21,806,809	$36,023,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$55,752	$57,865
Non-cash investing and financing activities:
Conversion of long-term debt into shares of common stock	$-	$750,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
For the Three Months Ended March 31, 2009

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In-Capital	Deficit	Total
Balance at January 1, 2009	34,587,854	$34,588	$54,851,755	$(21,879,144)	$33,007,199
Cumulative effect of change in accounting principle – January 1, 2009 reclassification of equity-linked financial instruments to derivative liabilities			(526,927)	753,193	226,266
Stock-based compensation			157,070		157,070
Net loss				(2,415,666)	(2,415,666)
Balance at March 31, 2009	34,587,854	$34,588	$54,481,898	$(23,541,617)	$30,974,869

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

In January 2007, Towerstream merged with a newly formed subsidiary of University Girls Calendar Ltd. (‘‘UGC’’), a publicly traded shell company. In connection with the merger, all outstanding shares of UGC were cancelled, except for 1,900,000 shares of common stock. Also, in connection with the merger, UGC issued 15,000,000 shares of its common stock for all the outstanding common stock of Towerstream. As a result of the transaction, the former owners of Towerstream became the controlling stockholders of UGC, which also changed its name to Towerstream Corporation. The previously private company, Towerstream Corporation, changed its name to Towerstream I, Inc., and became a wholly-owned subsidiary of the publicly traded company. The merger of Towerstream and UGC was a reverse merger that was accounted for as a recapitalization of Towerstream.

The Company provides broadband services to commercial customers and delivers access over a fixed wireless network transmitting over both regulated and unregulated radio spectrum.   The Company’s service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. The Company provides service to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Providence and Newport, Rhode Island.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation.     The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the Company’s financial position, as of March 31, 2009, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2008, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -  CONTINUED

        At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The Company had approximately $21,696,000 invested in four Aaa rated institutional money market funds.  These funds are protected under the Securities Investor Protection Corporation (“SPIC”), a nonprofit membership corporation which provides limited coverage up to $500,000.

        Derivative Financial Instruments. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Reclassifications.    Certain accounts in the prior year condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year condensed consolidated financial statements.  These reclassifications have no effect on the previously reported net loss.

Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement indicates, among other matters, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  FAS 157 defines fair value based upon an exit price model.  Relative to FAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1, FSP 157-2, and proposed FSP 157-c.  FSP 157-1 amends FAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (“FAS 13”), and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP 157-c clarifies the principles in FAS 157 on the fair value measurement of liabilities.  The Company adopted FAS 157 as of January 1, 2008. Refer to Note 9 for additional discussion on fair value measurements.

Effective this quarter, the Company implemented SFAS 157-2 for its nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis.  The adoption did not impact the Company’s financial position or results of operations.  The Company may have disclosure requirements if it completes an acquisition or incurs an impairment of its assets in future periods.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," (“FAS 141(R)”) which replaces SFAS No. 141, “Business Combinations.”  FAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. FAS 141(R) also requires that acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  FAS 141(R) became effective on January 1, 2009.

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51," (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). FAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Under FAS 160, noncontrolling interests are reported as a separate component of consolidated stockholders’ equity. In addition, net income allocable to noncontrolling interests and net income attributable to stockholders are  reported separately in the consolidated statements of operations. FAS 160 became effective beginning January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“FAS 161”).  The new standard amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”) and enhances disclosures about how and why a company uses derivatives; how derivative instruments are accounted for under FAS 133 (and the interpretations of that standard); and how derivatives affect a company’s financial position, financial performance and cash flows.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company has adopted this standard as of January 1, 2009.  Additional disclosures have been included in the Company’s condensed consolidated financial statements in accordance with FAS 161.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”).  The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other United States GAAP principles.  FSP 142-3 is effective prospectively for intangible assets acquired or received after January 1, 2009.  The Company does not expect FSP 142-3 to have a material impact on its accounting for future acquisitions or renewals of intangible assets.

In May 2008, the FASB issued APB Staff Position 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”).  FSP APB 14-1 specifies that for convertible debt instruments that may be settled in cash upon conversion, issuers of such instruments should separately account for the liability and equity components in the statement of financial condition.  FSP APB 14-1 is effective beginning January 1, 2009 and is to be applied retrospectively.   The Company’s debt may not be settled in cash upon conversion.  Accordingly, there was no impact on the Company’s financial position or results of operation upon adoption.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” (“FSP FAS 157-4”) which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.  This standard is effective for periods ending after June 15, 2009.  The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009.  The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 3.    Property and Equipment

The Company’s property and equipment is comprised of:

	March 31, 2009	December 31, 2008
Network and base station equipment	$11,406,834	$11,075,631
Customer premise equipment	7,589,547	7,079,096
Furniture, fixtures and equipment	1,525,980	1,525,980
Computer equipment	587,211	559,645
System software	803,086	789,810
Leasehold improvements	775,420	775,420
	22,688,078	21,805,582
Less: accumulated depreciation	9,807,210	8,914,803
	$12,880,868	$12,890,779

Depreciation expense for the three months ended March 31, 2009 and 2008 was $947,621 and $676,639, respectively.  During the three months ended March 31, 2009, the Company sold or wrote-off property and equipment with $72,455 of original cost and $55,214 of accumulated depreciation.  During the three months ended March 31, 2008, the Company sold or wrote-off property and equipment with $29,173 of original cost and $23,604 of accumulated depreciation.

Property held under capital leases included within the Company’s property and equipment consists of the following:
	March 31, 2009	December 31, 2008
Network and base station equipment	$168,441	$168,441
Less: accumulated depreciation	112,203	106,099
	$56,238	$62,342

Note 4.  Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2009	2008
Payroll and related	$316,395	$510,608
Penalties	142,476	149,976
Interest	55,000	55,000
Rent	38,852	50,149
Advertising	57,196	-
Professional services	67,731	17,953
Other	81,576	77,704
Total	$759,226	$861,390

Note 5.    Debt

      In January 2007, the Company issued $3,500,000 of 8% senior convertible debentures (the “Debentures”).  These Debentures mature on December 31, 2009 and are convertible into common stock at an initial conversion price of $2.75 per share.  In addition, holders of the Debentures received warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $4.00 per share and warrants to purchase an aggregate of

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

636,364 shares of common stock at an exercise price of $6.00 per share.   The warrants are exercisable until January 2012 and were valued using the Black Scholes option pricing model.  The proceeds were initially allocated between the warrants ($526,927) and the Debentures ($2,973,073) based on their relative fair values in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The discounted carrying value of the Debentures is being accreted to the maturity value over the term of the debentures.  The amount of accretion recorded in each period is recognized as non-cash interest expense.

In January 2008, a Debenture holder converted $750,000 of Debentures into common stock at a conversion price of $2.75 per share resulting in the issuance of 272,727 shares of common stock.  The carrying value of the Debenture on the date of conversion was $676,607.  Accordingly, the Company recognized the remaining debt discount of $73,393 as non-cash interest expense in connection with the conversion.

As further described in Note 6, EITF 07-05 became effective on January 1, 2009.  In connection with its implementation, the Company was required to classify the conversion feature of the Debentures and the warrants issued with the Debentures as derivative liabilities.  The cumulative effect of adopting EITF 07-05 resulted in a decrease in the carrying value of the Debentures as of January 1, 2009 from $2,607,395 to $2,293,222. Interest expense totaled $168,041 during the three months ended March 31, 2009 and included $55,000 associated with the 8% coupon and $113,041 associated with the accretion of the discount.  Interest expense totaled $166,579 during the three months ended March 31, 2008 and included $55,548 associated with the 8% coupon, $73,393 associated with accretion of the converted debentures, and $37,638 associated with accretion of the remaining debentures.

Note 6.    Derivative Liability

In June 2008, the FASB finalized Emerging Issues Task Force (“EITF”) 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.”  Under EITF 07-05, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of the Company’s Debentures, and the warrants issued with the Debentures, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the Debenture holders from the potential dilution associated with future financings.  In accordance with EITF 07-05, the conversion feature of the Debentures was separated from the host contract, the Debenture, and recognized as an embedded derivative instrument.  Both the conversion feature of the Debenture and the warrants have been re-characterized as derivative liabilities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The derivative liabilities were valued using the Black-Scholes option pricing model and the following assumptions:

	March 31, 2009	January 1, 2009	January 18, 2007

Conversion feature:
Risk-free interest rate	0.5%	0.4%	4.7%
Expected volatility	81%	74%	60%
Expected life (in years)	0.8	1	3
Expected dividend yield	-	-	-

Warrants:
Risk-free interest rate	1.2%	1.0%	4.7%
Expected volatility	81%	74%	60%
Expected life (in years)	2.8	3	3
Expected dividend yield	-	-	-

Fair value:
Conversion feature	$13,581	$11,838	$856,025
Warrants	$115,475	$76,079	$620,316

The risk-free interest rate was based on rates established by the Federal Reserve.  In 2009, the Company’s expected volatility was based upon the historical volatility for its common stock.  In 2007, the Company’s estimated volatility was based on the volatility of publicly-traded peers.  The expected life of the Debentures’ conversion option was based on the maturity of the Debentures and the expected life of the warrants was determined by the expiration date of the warrants.  The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

EITF 07-05 was implemented in the first quarter of 2009 and is reported as the cumulative effect of a change in accounting principles.  The cumulative effect on the accounting for the conversion feature and the warrants as of January 1, 2009 was as follows:

Derivative Instrument	Additional Paid-In-Capital	Accumulated Deficit	Derivative Liability	Debenture

Conversion feature	$-	$(277,531)	$(11,838)	$289,369
Warrants	$526,927	$(475,662)	$(76,069)	$24,804
Total	$526,927	$(753,193)	$(87,907)	$314,173

The warrants were originally recorded at their relative fair value as an increase in additional paid-in-capital.  Changes in the accumulated deficit include $635,241 of interest expense associated with the accretion of additional discount recognized on the Debenture and $1,388,434 in gains resulting from decreases in the fair value of the derivative liabilities through December 31, 2008.  The derivative liability amounts reflect the fair value of each derivative instrument as of the January 1, 2009 date of implementation.  The Debenture amounts represent the additional discount recorded upon adoption of EITF 07-05.  This discount will be recognized in 2009 as additional interest expense.

Note 7.    Share-Based Compensation

       The Company uses the Black-Scholes option pricing model to value options granted to employees, directors and consultants.  Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period.  Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $157,070 and $153,820 during the three months ended March 31, 2009 and

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2008, respectively.  Stock-based compensation for the amortization of stock-based consulting fees totaled $20,100 for the three months ended March 31, 2008.  Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The unamortized amount of stock options expense was $1,029,677 as of March 31, 2009 which will be recognized over a weighted average period of 2.25 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended March 31,
	2009	2008

Risk-free interest rate	1.8%	2.5%
Expected volatility	81%	91%
Expected life (in years)	5	6.5
Expected dividend yield	-	-
Weighted average per share grant date fair value	$0.50	$1.55

The risk-free interest rate was based on rates established by the Federal Reserve.  The Company’s expected volatility was based upon the historical volatility for its common stock.  The expected life of the Company’s options was determined using the simplified method under Staff Accounting Bulletin No. 110.  The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

Transactions under the stock option plans during the three months ended March 31, 2009 are as follows:

	Number of	Weighted Average Exercise
	Options	Price
Options outstanding as of January 1, 2009	3,335,793	$1.82
Granted	67,022	$0.77
Options outstanding as of March 31, 2009	3,402,815	$1.80
Options exercisable as of March 31, 2009	2,236,930	$1.77

The weighted average remaining contractual life of the outstanding options as of March 31, 2009 was 7.04 years.

Note 8.    Stock Warrants

Warrants outstanding and exercisable totaled 4,332,310 with a weighted average exercise price of $4.61 (ranging between $4.00 and $6.00) as of March 31, 2009 and January 1, 2009, respectively.  The weighted average remaining contractual life of the outstanding warrants as of March 31, 2009 was 2.81 years.

Note 9.    Fair Value Measurement

Valuation Hierarchy

FAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted)

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009:

		Fair Value Measurements at March 31, 2009
	Total Carrying Value at March 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash equivalents (money market funds)	$21,695,766	$21,695,766	$-	$-
Derivative liabilities	$129,056	$-	$129,056	$-

Cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  The carrying amounts of cash, accounts receivable, accounts payable, accrued liabilities and debt approximate their fair value due to their short maturities.  The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 2 of the valuation hierarchy. There were no changes in the valuation techniques during the three months ended March 31, 2009.

Note 10.   Net Loss Per Common Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  All potentially dilutive common shares have been excluded since their inclusion would be antidilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were antidilutive.  The exercise of these common stock equivalents outstanding at March 31, 2009 could potentially dilute earnings per shares in the future.  The exercise of the outstanding stock options and warrants could generate proceeds up to approximately $26,000,000.

2009
Stock options	3,402,815
Warrants	4,332,310
Convertible debt	1,000,001
Total	8,735,126

Note 11.    Commitments and Contingencies

Lease Obligations.     The Company has entered into operating leases related to roof rights, cellular towers, office space and equipment leases under various non-cancelable agreements expiring through March 2019.

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

As of March 31, 2009, total future lease commitments were as follows:

Remainder of 2009	$1,825,380
2010	2,343,237
2011	1,981,663
2012	1,768,691
2013	1,039,733
Thereafter	1,496,378
$10,455,082

Rent expense for the three months ended March 31, 2009 and 2008 totaled approximately $581,000 and $450,000, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2009. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2008 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Overview

We provide broadband services to commercial customers and deliver access over a fixed wireless network transmitting over both regulated and unregulated radio spectrum.   Our service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. We provide service to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Providence and Newport, Rhode Island.

In January 2007, Towerstream merged with a newly formed subsidiary of University Girls Calendar Ltd. (‘‘UGC’’), a publicly traded shell company. In connection with the merger, all outstanding shares of UGC were cancelled, except for 1,900,000 shares of common stock. Also, in connection with the merger, UGC issued 15,000,000 shares of its common stock for all the outstanding common stock of Towerstream. As a result of the transaction, the former owners of Towerstream became the controlling stockholders of UGC, which also changed its name to Towerstream Corporation. The previously private company, Towerstream Corporation, changed its name to Towerstream I, Inc., and became a wholly-owned subsidiary of the publicly traded company. The merger of Towerstream and UGC was a reverse merger that was accounted for as a recapitalization of Towerstream.

Characteristics of our Revenues and Expenses

We offer our services under agreements having terms of one, two or three years. Pursuant to these agreements, we bill customers on a monthly basis, in advance, for each month of service. Payments received in advance of services performed are recorded as deferred revenues.

Costs of revenues consists of expenses that are directly related to providing services to our customers, including core network costs (tower and roof rent expense and utilities, bandwidth costs, Points of Presence (“PoP”)

maintenance and other) and customer network costs (customer maintenance, non-installation fees, and other customer specific expenses).  We collectively refer to core network costs and customer network costs as Network Operating Expenses.  When we first enter a new market, or expand in an existing market, we are required to incur up-front costs in order to be able to provide fixed wireless broadband services to commercial customers.  We refer to these activities as establishing a “Network Presence”.  These costs include building PoPs which are Company Locations where we install a substantial amount of equipment in order to connect numerous customers to the internet.  The costs to build PoPs are capitalized and expensed over a 5 year period.  In addition to building PoPs, we also enter tower and roof rental agreements, secure bandwidth, and incur other Network Operating Expenses.  Once we have established a Network Presence in a new market, or expand our Network Presence in an existing market, we are capable of servicing a significant number of customers through that Network Presence.  The variable cost to add new customers is relatively modest, especially compared to the upfront cost of establishing or expanding our Network Presence.  As a result, our gross margins in a market normally increase over time as we add new customers in that market.  However, we may experience variability in gross margins during periods in which we are expanding our Network Presence in a market.

Sales and marketing expenses primarily consist of the salaries, benefits, travel and other costs of our sales and marketing teams, as well as marketing initiatives and business development expenses.

Customer support services include salaries and related payroll costs associated with our customer support services, customer care, and installation and operations staff.

General and administrative expenses include costs attributable to corporate overhead and the overall support of our operations.  Salaries and other related payroll costs for executive management, finance, administration and information systems personnel are included in this category.   Other costs include rent, utilities, and other facility  costs, accounting, legal, and other professional services, and other general operating expenses.

Market Information

We operate in one segment which is the business of fixed wireless broadband services.   Although we provide services in multiple markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services.  While we operate in only one business segment, we recognize that providing information on the revenues and costs of operating in each market can provide useful information to investors regarding our operating performance.

As of March 31, 2009, we operated in nine markets across the United States including New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth and Providence.  The markets were launched at different times, and as a result, may have different operating metrics based on their stage of maturation.  We incur significant up-front costs in order to establish a Network Presence in a new market.  These costs include building PoPs and Network Operating Expenses.  Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market.  Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers.  The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period.  We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model, the operating performance of our mature markets, and the long-term potential for our newer markets.  Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

Revenues: Revenues are allocated based on which market each customer is located in.

Costs of Revenues: Includes core network costs and customer network costs that can be specifically allocated to a specific market.

Operating Costs: Costs which can be specifically allocated to a market include direct sales and marketing personnel, certain direct marketing expenses, and third party commissions.

Centralized Operating Costs: Represents costs incurred to support activities across all of our markets that are not allocable to a specific market.  This principally consists of payroll costs for network support field engineers, customer care representatives, customer support engineers, field engineers, sales support, and installations personnel.  These individuals service customers across all markets rather than being dedicated to any specific market.

Corporate expenses: Includes costs attributable to corporate overhead and the overall support of our operations. Salaries and related payroll costs for executive management, finance, administration and information systems personnel are included in this category.  Other costs include office rent, utilities and other facilities costs, professional services and other general operating expenses.

Market EBITDA:  Represents a market’s earnings before interest, taxes, depreciation, amortization, stock-based compensation, and other income (expense).  We believe this metric provides useful information regarding the cash flow being generated in a market.

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Market EBITDA
New York	$1,237,285	$173,594	$1,063,691	$(322,764)	$740,927
Boston	961,540	139,838	821,702	(171,602)	650,100
Los Angeles	405,920	64,565	341,355	(269,597)	71,758
Providence/Newport	141,018	33,703	107,315	(48,672)	58,643
San Francisco	223,341	43,420	179,921	(129,228)	50,693
Chicago	201,909	70,881	131,028	(116,699)	14,329
Seattle	96,991	56,462	40,529	(88,429)	(47,900)
Miami	109,328	59,115	50,213	(107,535)	(57,322)
Dallas-Fort Worth	39,734	54,310	(14,576)	(125,504)	(140,080)
Total	$3,417,066	$695,888	$2,721,178	$1,380,030	$1,341,148

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Market EBITDA	$1,341,148
Centralized operating costs	(875,535)
Corporate expenses	(1,549,031)
Depreciation	(947,621)
Stock-based compensation	(157,070)
Other income (expense)	(227,557)
Net loss	$(2,415,666)

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Revenues. Revenues totaled $3,417,066 during the three months ended March 31, 2009 as compared to $2,081,881 during the three months ended March 31, 2008, representing an increase of $1,335,185, or 64%.  This increase was driven by 51% growth in our customer base from March 31, 2008 to March 31, 2009.

ARPU as of March 31, 2009 totaled $799 compared to $772 as of March 31, 2008, representing an increase of $27, or 3%.  Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.68% for the three months ended March 31, 2009 compared to 1.33% for the three months ended March 31, 2008, representing a 26% increase on a percentage basis. The higher churn in the 2009 period reflects the effect of the ongoing economic recession on our commercial customer base.

       Cost of Revenues.  Cost of revenues totaled $825,914 for the three months ended March 31, 2009 as compared to $933,202 for the three months ended March 31, 2008, a decrease of $107,288, or 11%.  Gross margins increased to 76% during the 2009 period as compared to 55% during the 2008 period representing a 38% increase on a percentage basis.  During the first quarter of 2009, we have continued to focus on increasing market penetration in existing markets rather than expanding into new markets.  During the twelve months ended March 31, 2009, we increased our customer base by 51% without incurring significant additional Network Operating Expenses.

Depreciation.     Depreciation totaled $947,621 for the three months ended March 31, 2009 as compared to $676,639 for the three months ended March 31, 2008, representing an increase of $270,982, or 40%. This increase was primarily related to the continued investment in our network, base station and customer premise equipment (collectively, our “Network”) which was required to support the growth in our customer base and our expansion into new and existing markets.  Gross fixed assets totaled $22,688,078 at March 31, 2009 as compared to $16,326,742 at March 31, 2008, representing an increase of $6,361,336 or 39%.

Customer Support Services.     Customer support services totaled $549,824 for the three months ended March 31, 2009 as compared to $453,052 for the three months ended March 31, 2008, representing an increase of $96,772, or 21%. This increase was primarily related to additional personnel hired to support our growing customer base.  Average headcount increased from 34 in the 2008 period to 37 in the 2009 period.

Sales and Marketing.    Sales and marketing totaled $1,575,715 for the three months ended March 31, 2009 as compared to $1,773,908 for the three months ended March 31, 2008, representing a decrease of $198,193, or 11%. Approximately $254,000 of the decrease in expenses related to lower payroll costs as our direct sales, sales support, and marketing personnel totaled 102 at March 31, 2009 compared with 120 for the same period in 2008.  This decrease was offset by an increase in advertising expenses of approximately $61,000, primarily related to internet based advertising programs.

General and Administrative.     General and administrative totaled $1,706,101 for the three months ended March 31, 2009 as compared to $1,954,558 for the three months ended March 31, 2008, representing a decrease of $248,457, or 13%.  This decrease was principally attributable to a decrease in professional fees of approximately $196,000.

Interest Income.    Interest income totaled $13,189 for the three months ended March 31, 2009 compared with $288,708 for the three months ended March 31, 2008, representing a decrease of $275,519, or 95%.  In March 2008, we transferred our cash balances into four separate U.S. Treasury based money market funds.  These funds have lower yields but are higher quality instruments than the funds in which we previously invested.  In addition, average cash balances decreased from $34,146,566 to $22,540,441.

Interest Expense.  Interest expense totaled $183,356 for the three months ended March 31, 2009 compared with $183,018 for the three months ended March 31, 2008, representing an increase of $338, or less than 1%.  Additional non-cash interest expense of $78,540 was recognized in the first quarter of 2009 in connection with the adoption of a new accounting pronouncement which was offset by $73,393 of non-cash interest expense that was recognized when a portion of our debt was converted into equity in January 2008.

Net Loss.    We recorded a net loss of $2,415,666 for the three months ended March 31, 2009 as compared to a net loss of $3,608,602 for the three months ended March 31, 2008, a decrease of $1,192,936, or 33%.  This decrease related to a 64% increase in revenues and a 3% decrease in operating expenses.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing.  Cash and cash equivalents totaled $21,806,809 and $24,740,268 at March 31, 2009 and December 31, 2008, respectively. The decrease in cash and cash equivalents related to our operating, investing and financing activities during the three months ended March 31, 2009, each of which is described below.

Net Cash Used in Operating Activities.     Net cash used in operating activities totaled $1,963,715 for the three months ended March 31, 2009, as compared to $2,663,665 for the three months ended March 31, 2008, representing a decrease of $699,950, or 26%.  This decrease was directly related to the lower net loss reported in the 2009 period which was $2,415,666, a reduction of $1,192,936, or 33%, as compared to the 2008 period.

Net Cash Used in Investing Activities.     Net cash used in investing activities totaled $957,951 for the three months ended March 31, 2009 as compared to $2,055,548 for the three months ended March 31, 2008, representing a decrease of $1,097,597, or 53%.  The decrease in the 2009 period related almost entirely to lower spending on property and equipment.  During the 2008 period, we expanded our corporate office and spent approximately $641,000 on office equipment, system software and leasehold improvements.  Spending on PoPs decreased by approximately $387,000 during the 2009 period as compared to the 2008 period.  Our decision to focus on our existing markets, rather than to expand into new markets during the ongoing economic recession, has resulted in lower PoP spending as the existing markets already have established PoPs.

Working Capital.     As of March 31, 2009, we had working capital of $17,485,712.  Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods.

In preparing the financial statements, we utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates which may impact the comparability of our results of operations to other companies in our industry. We believe the following significant accounting policies may involve a higher degree of judgment and estimation.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement indicates, among other matters, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  FAS 157 defines fair value based upon an exit price model.  Relative to FAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1, FSP 157-2, and proposed FSP 157-c.  FSP 157-1 amends FAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (“FAS 13”), and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP 157-c clarifies the principles in FAS 157 on the fair value measurement of liabilities.  We adopted FAS 157 as of January 1, 2008.

Effective this quarter, we implemented SFAS 157-2 for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis.  The adoption did not impact our financial position or results of operations.  We may have disclosure requirements if we complete an acquisition or incur an impairment of our assets in future periods.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," (“FAS 141(R)”) which replaces SFAS No. 141, “Business Combinations.”  FAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. FAS 141(R) also requires that acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  FAS 141(R) became effective on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51," (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests).  FAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Under FAS 160, noncontrolling interests are reported as a separate component of consolidated stockholders’ equity. In addition, net income allocable to noncontrolling interests and net income attributable to stockholders are reported separately in the consolidated statements of operations. FAS 160 became effective beginning January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“FAS 161”).  The new standard amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and enhances disclosures about how and why a company uses derivatives; how derivative instruments are accounted for under FAS 133 (and the interpretations of that standard): and how derivatives affect a company’s financial position, financial performance, and cash flows.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We have adopted this standard as of January 1, 2009.  Additional disclosures have been included in our condensed consolidated financial statements in accordance with FAS 161.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets,”(“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”).  The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other United States GAAP principles.  FSP 142-3 is effective prospectively for intangible assets acquired or received after January 1, 2009.  The Company does not expect FSP 142-3 to have a material impact on its accounting for future acquisitions or renewals of intangible assets.

In May 2008, the FASB issued APB Staff Position 14-1, “Accounting for Convertible Debt Instruments. That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”).  FSP APB 14-1 specifies that for convertible debt instruments that may be settled in cash upon conversion, issuers of such instruments should separately account for the liability and equity components in the statement of financial condition.. FSP APB 14-1 is effective beginning January 1, 2009 and is to be applied retrospectively. Our debt may not be settled in cash upon conversion.  Accordingly, there was no impact on our financial position or results of operation upon adoption.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” (“FSP FAS 157-4”) which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.  This standard is effective for periods ending after June 15, 2009.  We are evaluating the impact that this standard will have on our financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009.  We are evaluating the impact that this standard will have on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the three months ended March 31, 2009, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

       There were no changes in our system of internal controls over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date:  May 6, 2009                By: _/s/ Jeffrey M. Thompson______________________________

Jeffrey M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

Date:  May 6, 2009                By: _/s/ Joseph P. Hernon__________________________________

Joseph P. Hernon
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer