Form 10-Q
period 2009-06-30
TOWERSTREAM CORP
filed 2009-08-05
CIK 1349437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No ☒

As of August 3, 2009, there were 34,609,319 shares of the issuer’s common stock outstanding.

TOWERSTREAM CORPORATION

Table of Contents

		Page(s)

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	1

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited)	3-4

	Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2009 (unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15-23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	23

Item 4.	Controls and Procedures.	23

Part II	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.	24

Item 6.	Exhibits.	24

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$20,187,961	$24,740,268
Accounts receivable, net of allowance for doubtful accounts of $78,398 and $66,649, respectively	340,469	279,399
Prepaid expenses and other	305,119	319,325
Total Current Assets	20,833,549	25,338,992

Property and equipment, net	12,952,569	12,890,779

FCC licenses	975,000	875,000
Other assets	187,064	183,063
Total Assets	$34,948,182	$39,287,834

Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of capital lease obligations	$6,022	$25,346
Accounts payable	882,164	1,394,476
Accrued expenses	819,741	861,390
Deferred revenues	979,306	985,403
Short-term debt, net of discount of $229,151 and $142,605, respectively	2,613,349	2,607,395
Derivative liabilities	11,513	-
Deferred rent	63,088	52,554
Total Current Liabilities	5,375,183	5,926,564

Long-Term Liabilities
Derivative liabilities	151,631	-
Deferred rent	317,260	354,071
Total Long-Term Liabilities	468,891	354,071
Total Liabilities	5,844,074	6,280,635

Commitments (Note 11)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 70,000,000 shares authorized; 34,600,409 and 34,587,854 shares issued and outstanding, respectively	34,600	34,588
Additional paid-in-capital	54,711,138	54,851,755
Accumulated deficit	(25,641,630)	(21,879,144)
Total Stockholders' Equity	29,104,108	33,007,199
Total Liabilities and Stockholders' Equity	$34,948,182	$39,287,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$3,673,581	$2,494,094	$7,090,647	$4,575,975

Operating Expenses
Cost of revenues (exclusive of depreciation)	914,938	993,513	1,740,852	1,926,715
Depreciation	982,323	752,667	1,929,944	1,429,306
Customer support services	484,189	485,160	1,034,013	938,212
Sales and marketing	1,385,624	2,019,787	2,961,339	3,793,695
General and administrative	1,795,813	2,015,267	3,518,155	3,974,639
Total Operating Expenses	5,562,887	6,266,394	11,184,303	12,062,567
Operating Loss	(1,889,306)	(3,772,300)	(4,093,656)	(7,486,592)
Other Income (Expense)
Interest income	9,024	148,163	22,213	436,871
Interest expense	(185,570)	(105,958)	(368,926)	(288,976)
Loss on derivative financial instruments	(34,088)	-	(75,237)	-
Other, net	(73)	4	(73)	4
Total Other Income (Expense)	(210,707)	42,209	(422,023)	147,899
Net Loss	$(2,100,013)	$(3,730,091)	$(4,515,679)	$(7,338,693)

Net loss per common share – basic and diluted	$(0.06)	$(0.11)	$(0.13)	$(0.21)
Weighted average common shares outstanding – basic and diluted	34,594,752	34,556,332	34,591,322	34,526,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

Cash Flows From Operating Activities	$(4,515,679)	$(7,338,693)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	25,509	85,000
Depreciation	1,929,944	1,429,306
Stock-based compensation	386,322	509,797
Non-cash interest on notes payable	-	73,393
Accretion of debt discount	227,627	72,139
Amortization of financing costs	29,125	29,125
Loss on sale and disposition of property and equipment	33,806	8,828
Deferred rent	(26,277)	71,339
Loss on derivative financial instruments	75,237	-
Changes in operating assets and liabilities:
Accounts receivable	(86,579)	(72,547)
Prepaid expenses and other current assets	(14,920)	350,783
Accounts payable	(512,312)	(674,080)
Accrued expenses	(41,649)	122,789
Deferred revenues	(6,097)	209,103
Total Adjustments	2,019,736	2,214,975
Net Cash Used In Operating Activities	(2,495,943)	(5,123,718)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(2,026,540)	(3,887,730)
Proceeds from sale of property and equipment	1,000	1,200
Change in security deposits	(4,000)	(14,706)
Net Cash Used In Investing Activities	(2,029,540)	(3,901,236)

Cash Flows From Financing Activities
Repayment of capital leases	(19,324)	(25,065)
Repayment of short-term debt	(7,500)	-
Payment to warrant holders for fractional shares upon cashless exercise	-	(9)
Net Cash Used In Financing Activities	(26,824)	(25,074)

Net Decrease In Cash and Cash Equivalents	(4,552,307)	(9,050,028)

Cash and Cash Equivalents - Beginning	24,740,268	40,756,865
Cash and Cash Equivalents - Ending	$20,187,961	$31,706,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$111,116	$114,759
Non-cash investing and financing activities:
Conversion of long-term debt into shares of common stock	$-	$750,000
Acquisition of FCC license through short-term debt	$100,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
For the Six Months Ended June 30, 2009

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total
Balance at January 1, 2009	34,587,854	$34,588	$54,851,755	$(21,879,144)	$33,007,199
Cumulative effect of change in accounting principle – January 1, 2009 reclassification of equity-linked financial instruments to derivative liabilities			(526,927)	753,193	226,266
Issuance of common stock for bonuses	12,555	12	10,032		10,044
Stock-based compensation			376,278		376,278
Net loss				(4,515,679)	(4,515,679)
Balance at June 30, 2009	34,600,409	$34,600	$54,711,138	$(25,641,630)	$29,104,108

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

In January 2007, Towerstream merged with a newly formed subsidiary of University Girls Calendar Ltd. (‘‘UGC’’), a publicly traded shell company. In connection with the merger, all outstanding shares of UGC were cancelled, except for 1,900,000 shares of common stock. In addition, UGC issued 15,000,000 shares of its common stock for all the outstanding common stock of Towerstream. As a result of the transaction, the former owners of Towerstream became the controlling stockholders of UGC, which also changed its name to Towerstream Corporation. The previously private company, Towerstream Corporation, changed its name to Towerstream I, Inc., and became a wholly-owned subsidiary of the publicly traded company. The merger of Towerstream and UGC was a reverse merger that was accounted for as a recapitalization of Towerstream.

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

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation.     The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the Company’s financial position, as of June 30, 2009, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -  CONTINUED

At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  The financial institution at which the Company has its deposit accounts is participating in the FDIC’s Transaction Account Guarantee Program.  Under that program, through December 31, 2009, all non-interest bearing transaction accounts at participating institutions are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the Transaction Account Guarantee Program is in addition to, and separate from, the overage available under the FDIC’s general deposit insurance rules.

The Company had approximately $19,707,000 invested in four Aaa rated institutional money market funds.  These funds are protected under the Securities Investor Protection Corporation (“SPIC”), a nonprofit membership corporation which provides limited coverage up to $500,000.

Accounts Receivable.   Accounts receivable are stated at cost less an allowance for doubtful accounts. The allowance for doubtful accounts reflects the Company’s estimate of accounts receivable that will not be collected.  The allowance is based on the history of past write-offs, the aging of balances, collections experience and current credit conditions.  Amounts determined to be uncollectible are written-off against the allowance for doubtful accounts.  Additions to the allowance for doubtful accounts, e.g. bad debt expense, totaled $26,884 and $85,000 for six months ended June 30, 2009 and 2008, respectively.  Deductions to the allowance for doubtful accounts, e.g. customer write-offs, totaled $15,135 and $40,734 for the six months ended June 30, 2009 and 2008, respectively.

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

Recent Accounting Pronouncements. In January 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other matters, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  FAS 157 defines fair value based upon an exit price model.  Refer to Note 9 for additional discussion on fair value measurements.

Effective in the first quarter of 2009, the Company implemented SFAS 157-2 for its nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis.  The adoption did not impact the Company’s financial position or results of operations.  The Company may have disclosure requirements if it completes an acquisition or incurs an impairment of its assets in future periods.

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), "Business Combinations," (“FAS 141(R)”) which replaces SFAS No. 141, “Business Combinations.”  FAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. FAS 141(R) also requires that acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  FAS 141(R) became effective on January 1, 2009.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”).  The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other United States generally accepted accounting principles (“GAAP”).  FSP 142-3 is effective prospectively for intangible assets acquired or received after January 1, 2009.  The Company does not expect FSP 142-3 to have a material impact on its accounting for future acquisitions or renewals of intangible assets.

In May 2008, the FASB issued APB Staff Position 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”).  FSP APB 14-1 specifies that for convertible debt instruments that may be settled in cash upon conversion, issuers of such instruments should separately account for the liability and equity components in the statement of financial condition.  FSP APB 14-1 is effective beginning January 1, 2009 and is to be applied retrospectively.   The Company’s debt may not be settled in cash upon conversion.  Accordingly, there was no impact on the Company’s financial position or results of operations upon adoption.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”) which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity have significantly decreased.  FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This standard is effective for periods ending after June 15, 2009.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“FAS 165”).  FAS 165 establishes general standards of accounting for and disclosure of subsequent events.    In addition, FAS 165 requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were made available to be issued.  FAS 165 is effective for periods ending after June 15, 2009 and accordingly, the Company adopted this standard in the second quarter of 2009.  The Company has evaluated subsequent events through the time of filing its financial statements with the Securities and Exchange Commission on August 5, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162,” (“FAS 168”). FAS 168 establishes “The FASB Accounting Standards CodificationTM”  (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial position or results of operations.

Note 3.    Property and Equipment

The Company’s property and equipment is comprised of:

	June 30, 2009	December 31, 2008
Network and base station equipment	$11,809,579	$11,075,631
Customer premise equipment	8,177,215	7,079,096
Furniture, fixtures and equipment	1,525,980	1,525,980
Computer equipment	591,397	559,645
System software	816,258	789,810
Leasehold improvements	775,420	775,420
	23,695,849	21,805,582
Less: accumulated depreciation	10,743,280	8,914,803
	$12,952,569	$12,890,779

Depreciation expense for the three months ended June 30, 2009 and 2008 was $982,323 and $752,667, respectively.  Depreciation expense for the six months ended June 30, 2009 and 2008 was $1,929,944 and $1,429,306, respectively.  During the six months ended June 30, 2009, the Company sold or wrote-off property and equipment with $136,273 of original cost and $101,467 of accumulated depreciation.  During the six months ended June 30, 2008, the Company sold or wrote-off property and equipment with $39,098 of original cost and $29,069 of accumulated depreciation.

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Property held under capital leases included within the Company’s property and equipment consists of the following:

	June 30, 2009	December 31, 2008
Network and base station equipment	$168,441	$168,441
Less: accumulated depreciation	118,307	106,099
	$50,134	$62,342

Note 4.  Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2009	2008
Payroll and related	$334,629	$510,608
Penalties	95,726	149,976
Interest	55,000	55,000
Rent	25,902	50,149
Marketing	86,669	-
Professional services	52,589	17,953
Other	169,226	77,704
Total	$819,741	$861,390

Note 5.    Debt

In January 2007, the Company issued $3,500,000 of 8% senior convertible debentures (the “Debentures”).  These Debentures mature on December 31, 2009 and are convertible into common stock at an initial conversion price of $2.75 per share.  Holders of the Debentures also received warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $4.00 per share and warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $6.00 per share.   The warrants are exercisable until January 2012 and were valued using the Black Scholes option pricing model.  The proceeds were initially allocated between the warrants ($526,927) and the Debentures ($2,973,073) based on their relative fair values in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The discounted carrying value of the Debentures is being accreted to the maturity value over the term of the Debentures.  The amount of accretion recorded in each period is recognized as non-cash interest expense.

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

As further described in Note 6, EITF 07-05 became effective on January 1, 2009.  In connection with its implementation, the Company was required to classify the conversion feature of the Debentures and the warrants issued with the Debentures as derivative liabilities.  The cumulative effect of adopting EITF 07-05 resulted in a decrease in the carrying value of the Debentures as of January 1, 2009 from $2,607,395 to $2,293,222. Interest expense totaled $169,586 during the three months ended June 30, 2009 and included $55,000 associated with the 8% coupon and $114,586 associated with the accretion of the discount.  Interest expense totaled $337,627 during the six months ended June 30, 2009 and included $110,000 associated with the 8% coupon and $227,627 associated with the accretion of the discount.  Interest expense totaled $89,501 during the three months ended June 30, 2008 and included $55,000 associated with the 8% coupon and $34,501 associated with accretion of the discount.  Interest expense totaled $256,080 during the six months ended June 30, 2008 and included $110,548 associated with the 8% coupon, $73,393 associated with accretion of the converted Debentures, and $72,139 associated with accretion of the remaining Debentures.

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

During the second quarter of 2009, the Company agreed to pay $100,000 related to the second installment of one of its FCC licenses.  An agreement was reached in which the Company would pay monthly installments to the licensor over a one year period.  As of June 30, 2009, $92,500 is included in short-term debt in the Company’s condensed consolidated balance sheet for the FCC license.  The Company anticipates payment of this obligation in full by year end 2009.

Note 6.    Derivative Liabilities

In June 2008, the FASB finalized Emerging Issues Task Force (“EITF”) 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” (“EITF 07-05”).  Under EITF 07-05, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of the Company’s Debentures, and the warrants issued with the Debentures, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The reset provisions protect the Debenture holders from the potential dilution associated with future financings.  In accordance with EITF 07-05, the conversion feature of the Debentures was separated from the host contract, the Debenture, and recognized as an embedded derivative instrument.  Both the conversion feature of the Debenture and the warrants have been re-characterized as derivative liabilities. FAS 133 requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using the Black-Scholes option pricing model and the following assumptions:

	June 30, 2009	March 31, 2009	January 1, 2009	January 18, 2007

Debenture Conversion feature:
Risk-free interest rate	0.8%	0.5%	0.4%	4.7%
Expected volatility	79%	81%	74%	60%
Expected life (in years)	0.5	0.8	1	3
Expected dividend yield	-	-	-	-

Warrants:
Risk-free interest rate	1.4%	1.2%	1.0%	4.7%
Expected volatility	79%	81%	74%	60%
Expected life (in years)	2.5	2.8	3	3
Expected dividend yield	-	-	-	-

Fair value:
Conversion feature	$11,513	$13,581	$11,838	$856,025
Warrants	$151,631	$115,475	$76,079	$620,316

The risk-free interest rate was based on rates established by the Federal Reserve.  Effective in the first quarter of 2008, the Company based expected volatility on the historical volatility for its common stock.  Previously, the Company’s estimated volatility was based on the volatility of publicly-traded peers.  The expected life of the Debentures’ conversion option was based on the maturity of the Debentures and the expected life of the warrants was determined by the expiration date of the warrants.  The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

EITF 07-05 was implemented in the first quarter of 2009 and is reported as the cumulative effect of a change in accounting principle.  The cumulative effect on the accounting for the conversion feature and the warrants as of January 1, 2009 was as follows:

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

Note 7.    Share-Based Compensation

The Company uses the Black-Scholes option pricing model to value options granted to employees, directors and consultants.  Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period.  Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $229,252 and $335,877 during the three months ended June 30, 2009 and 2008, respectively.  Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $386,322 and $489,697 during the six months ended June 30, 2009 and 2008, respectively.  There was no stock-based compensation for the amortization of stock-based consulting fees for the three months ended June 30, 2008.  Stock-based compensation for the amortization of stock-based consulting fees totaled $20,100 for the six months ended June 30, 2008.  Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The unamortized amount of stock options expense was $947,970 as of June 30, 2009 which will be recognized over a weighted average period of 2.31 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Risk-free interest rate	1.3% – 2.7%	3.3% – 3.4%	1.3% – 2.7%	2.5% – 3.4%
Expected volatility	86% – 87%	76% – 98%	81% – 87%	76% – 98%
Expected life (in years)	2.5 – 6.8	5 – 6.5	2.5 – 6.8	5 – 6.5
Expected dividend yield	–	–	–	–
Weighted average per share grant date fair value	$0.51	$0.99	$0.51	$1.18

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

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Transactions under the stock option plans during the six months ended June 30, 2009 are as follows:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding as of January 1, 2009	3,335,793	$1.82
Granted	592,022	$0.76
Cancelled	(135,000)	$1.25
Options outstanding as of June 30, 2009	3,792,815	$1.68
Options exercisable as of June 30, 2009	2,607,770	$1.81

The weighted average remaining contractual life of the outstanding options as of June 30, 2009 was 7.13 years.

Note 8.    Stock Warrants

Warrants outstanding and exercisable totaled 4,332,310 with a weighted average exercise price of $4.61 (ranging between $4.00 and $6.00) as of June 30, 2009 and January 1, 2009.  The weighted average remaining contractual life of the outstanding warrants as of June 30, 2009 was 2.57 years.

Note 9.    Fair Value Measurement

Valuation Hierarchy

FAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs, whose value is determined using pricing models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation to measure assets and liabilities.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009:

		Fair Value Measurements at June 30, 2009
	Total Carrying Value at June 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash equivalents (money market funds)	$20,187,961	$20,187,961	$-	$-
Derivative liabilities	$163,144	$-	$-	$163,144

Cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  The carrying amounts of cash, accounts receivable, accounts payable, accrued liabilities and debt approximate their fair value due to their short maturities.  The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during the six months ended June 30, 2009.

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Beginning balance	$(41,149)	$-	$-	$-
Net unrealized loss on derivative financial instruments	(34,088)	-	(75,237)	-
Ending balance	$(75,237)	$-	$(75,237)	$-

Note 10.   Net Loss Per Common Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  All potentially dilutive common shares have been excluded since their inclusion would be antidilutive.

       The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were antidilutive.  The exercise of these common stock equivalents outstanding at June 30, 2009 could potentially dilute earnings per shares in the future.  The exercise of the outstanding stock options and warrants could generate proceeds up to approximately $26,000,000.

2009
Stock options	3,792,815
Warrants	4,332,310
Convertible debt	1,000,001
Total	9,125,126

Note 11.    Commitments and Contingencies

Lease Obligations.     The Company has entered into operating leases related to roof rights, cellular towers, office space and equipment leases under various non-cancelable agreements expiring through March 2019.

As of June 30, 2009, total future lease commitments were as follows:

Remainder of 2009	$1,372,816
2010	2,665,295
2011	2,308,643
2012	2,105,367
2013	1,354,174
Thereafter	1,722,422
$11,528,717

Rent expense for the three months ended June 30, 2009 and 2008 totaled approximately $628,000 and $492,000, respectively.  Rent expense for the six months ended June 30, 2009 and 2008 totaled approximately $1,209,000 and $942,000, respectively.

Other Commitments and Contingencies.  One of the purchase agreements related to FCC licenses includes a contingent payment of $275,000, depending on the status of the license with the FCC, and whether the Company has obtained approval to broadcast terrestrially in the 3650 to 3700 MHz band.  The contingent payment would consist of the issuance of common stock with a value of $275,000 (due in May 2011).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and six months ended June 30, 2009. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2008 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

As of June 30, 2009, we operated in nine markets across the United States including New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth and Providence.  The markets were launched at different times, and as a result, may have different operating metrics based on their stage of maturation.  We incur significant up-front costs in order to establish a Network Presence in a new market.  These costs include building PoPs and Network Operating Expenses.  Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market.  Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers.  The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period.  We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model, the operating performance of our mature markets, and the long-term potential for our newer markets.  Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

Revenues: Revenues are reported based on which market each customer is located in.

Costs of Revenues: Includes payroll, core network costs and customer network costs that can be specifically allocated to a specific market.

Operating Costs: Costs which can be specifically allocated to a market include direct sales and marketing personnel, certain direct marketing expenses, certain customer support payroll expenses and third party commissions.

Centralized Operating Costs: Represents costs incurred to support activities across all of our markets that are not allocable to a specific market.  This principally consists of payroll costs for customer care representatives, customer support engineers, sales support and installations personnel.  These individuals service customers across all markets rather than being dedicated to any specific market.

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

Three months ended June 30, 2009

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Market EBITDA
New York	$1,321,731	$227,771	$1,093,960	$278,655	$815,305
Boston	1,007,857	165,424	842,433	238,636	603,797
Los Angeles	442,394	82,049	360,345	238,028	122,317
San Francisco	235,374	56,271	179,103	98,699	80,404
Providence/Newport	126,062	36,636	89,426	18,880	70,546
Chicago	220,491	87,298	133,193	116,263	16,930
Miami	150,331	66,698	83,633	109,607	(25,974)
Seattle	106,639	58,673	47,966	87,413	(39,447)
Dallas-Fort Worth	62,702	60,306	2,396	117,832	(115,436)
Total	$3,673,581	$841,126	$2,832,455	$1,304,013	$1,528,442

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Market EBITDA	$1,528,442
Centralized operating costs	(639,612)
Corporate expenses	(1,566,561)
Depreciation	(982,323)
Stock-based compensation	(229,252)
Other income (expense)	(210,707)
Net loss	$(2,100,013)

Six months ended June 30, 2009

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Market EBITDA
New York	$2,559,016	$425,667	$2,133,349	$625,720	$1,507,629
Boston	1,969,396	335,831	1,633,565	440,808	1,192,757
Los Angeles	848,314	148,826	699,488	509,840	189,648
San Francisco	458,715	99,692	359,023	227,927	131,096
Providence/Newport	267,080	73,972	193,108	71,185	121,923
Chicago	422,400	168,488	253,912	243,271	10,641
Miami	259,659	125,813	133,846	217,142	(83,296)
Seattle	203,631	125,767	77,864	186,474	(108,610)
Dallas-Fort Worth	102,436	114,616	(12,180)	243,336	(255,516)
Total	$7,090,647	$1,618,672	$5,471,975	$2,765,703	$2,706,272

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Market EBITDA	$2,706,272
Centralized operating costs	(1,351,829)
Corporate expenses	(3,131,833)
Depreciation	(1,929,944)
Stock-based compensation	(386,322)
Other income (expense)	(422,023)
Net loss	$(4,515,679)

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Revenues.   Revenues totaled $3,673,581 during the three months ended June 30, 2009 as compared to $2,494,094 during the three months ended June 30, 2008, representing an increase of $1,179,487, or 47%.  This increase was driven by 47% growth in our customer base from June 30, 2008 to June 30, 2009.

ARPU as of June 30, 2009 totaled $769 compared to $819 as of June 30, 2008, representing a decrease of $50, or 6%.  The decrease relates to new customers purchasing lower ARPU products during the economic recession.  Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.90% for the three months ended June 30, 2009 compared to 1.17% for the three months ended June 30, 2008, representing a 62% increase on a percentage basis.  The higher churn in the 2009 period reflects the effect of the ongoing economic recession on our commercial customer base.

Cost of Revenues.   Cost of revenues totaled $914,938 for the three months ended June 30, 2009 as compared to $993,513 for the three months ended June 30, 2008, a decrease of $78,575, or 8%.  Gross margins increased to 75% during the 2009 period as compared to 60% during the 2008 period representing a 25% increase on a percentage basis.  During the first two quarters of 2009, we have focused on increasing market penetration in existing markets rather than expanding into new markets.  We have been able to add new customers at low marginal costs which has positively effected gross margins.  In addition, we have been able to lower the cost of certain network operating expenses including bandwidth, shipping, supplies, and equipment support.

Depreciation.   Depreciation totaled $982,323 for the three months ended June 30, 2009 as compared to $752,667 for the three months ended June 30, 2008, representing an increase of $229,656, or 31%. This increase was primarily related to the continued investment in our network, base station and customer premise equipment (collectively, our “Network”) which was required to support the growth in our customer base and our expansion into new and existing markets.  Gross fixed assets totaled $23,695,849 at June 30, 2009 as compared to $18,157,844 at June 30, 2008, representing an increase of $5,538,005, or 30%.

Sales and Marketing.   Sales and marketing totaled $1,385,624 for the three months ended June 30, 2009 as compared to $2,019,787 for the three months ended June 30, 2008, representing a decrease of $634,163, or 31%. Approximately $237,000 of the decrease in expenses related to lower payroll costs as sales and marketing personnel totaled 103 at June 30, 2009 compared with 134 for the same period in 2008.  In addition, commissions and bonuses decreased by approximately $245,000 in the 2009 period.  Advertising costs totaled $122,538 in the 2009 period as compared to $266,873 in the 2008 period, representing a decrease of $144,335, or 54%.  We reduced our internet based marketing costs in the 2009 period as part of our continuing efforts to optimize the efficiency of our sales and marketing programs.

General and Administrative.   General and administrative totaled $1,795,813 for the three months ended June 30, 2009 as compared to $2,015,267 for the three months ended June 30, 2008, representing a decrease of $219,454, or 11%.  This decrease was principally attributable to decreases in (i) professional fees of approximately $104,000 and (ii) stock-based compensation of approximately $107,000.

Interest Income.    Interest income totaled $9,024 for the three months ended June 30, 2009 compared with $148,163 for the three months ended June 30, 2008, representing a decrease of $139,139, or 94%.  The decrease relates to lower interest yields in the 2009 period compared with the 2008 period due to current economic factors.  In addition, average cash balances for the second quarter decreased from approximately $32.9 million to approximately $20.4 million.

Interest Expense.   Interest expense totaled $185,570 for the three months ended June 30, 2009 compared with $105,958 for the three months ended June 30, 2008, representing an increase of $79,612, or 75%.  Additional non-cash interest expense of $78,540 was recognized in the second quarter of 2009 in connection with the adoption of a new accounting pronouncement, EITF 07-05, as further described in Note 6 to the financial statements.

Net Loss.   We recorded a net loss of $2,100,013 for the three months ended June 30, 2009 as compared to a net loss of $3,730,091 for the three months ended June 30, 2008, a decrease of $1,630,078, or 44%.  This decrease related to a $1,179,487, or 47%, increase in revenues and a $703,507, or 11%, decrease in operating expenses.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Revenues.   Revenues totaled $7,090,647 during the six months ended June 30, 2009 as compared to $4,575,975 during the six months ended June 30, 2008, representing an increase of $2,514,672, or 55%.  This increase was driven by 47% growth in our customer base from June 30, 2008 to June 30, 2009.

       Cost of Revenues.   Cost of revenues totaled $1,740,852 for the six months ended June 30, 2009 as compared to $1,926,715 for the six months ended June 30, 2008, a decrease of $185,863, or 10%.  Gross margins increased to 75% during the 2009 period as compared to 58% during the 2008 period representing a 29% increase on a percentage basis.  During the first two quarters of 2009, we have continued to focus on increasing market penetration in existing markets rather than expanding into new markets.  During the six months ended June 30 2009, we lowered Core Network and Customer Network costs by approximately $114,000 and $93,000, respectively, even though our customer base increased by 47% during the 2009 period.

       Depreciation.   Depreciation totaled $1,929,944 for the six months ended June 30, 2009 as compared to $1,429,306 for the six months ended June 30, 2008, representing an increase of $500,638, or 35%. This increase was primarily related to the continued investment in our Network, which was required to support the growth in our customer base and our expansion into new and existing markets.  Gross fixed assets totaled $23,695,849 at June 30, 2009 as compared to $18,157,844 at June 30, 2008, representing an increase of $5,538,005, or 30%.

Customer Support Services.   Customer support services totaled $1,034,013 for the six months ended June 30, 2009 as compared to $938,212 for the six months ended June 30, 2008, representing an increase of $95,801, or 10%. This increase was primarily related to additional personnel hired to support our growing customer base.  Average headcount increased by 12%, from 34 in the 2008 period to 38 in the 2009 period.

Sales and Marketing.   Sales and marketing totaled $2,961,339 for the six months ended June 30, 2009 as compared to $3,793,695 for the six months ended June 30, 2008, representing a decrease of $832,356, or 22%.

Approximately $375,000 of the decrease in expenses related to lower payroll costs as our direct sales, sales support, and marketing personnel totaled 103 at June 30, 2009 compared with 134 for the same period in 2008.  Commissions and bonuses decreased by approximately $361,000 and advertising expenses decreased approximately $83,000.

General and Administrative.   General and administrative totaled $3,518,155 for the six months ended June 30, 2009 as compared to $3,974,639 for the six months ended June 30, 2008, representing a decrease of $456,484, or 11%.  This decrease was principally attributable to (i) a decrease in professional fees of approximately $299,000 (ii) and a decrease of approximately $123,000 in stock-based compensation.

Interest Income.    Interest income totaled $22,213 for the six months ended June 30, 2009 compared with $436,871 for the six months ended June 30, 2008, representing a decrease of $414,658, or 95%.  In March 2008, we transferred our cash balances into four separate U.S. Treasury based money market funds.  These funds have lower yields but are higher quality instruments than the funds in which we previously invested.  In addition, average cash balances decreased from approximately $33.5 million to approximately $21.5 million, and interest rates have decreased year-over-year.

Interest Expense.   Interest expense totaled $368,926 for the six months ended June 30, 2009 compared with $288,976 for the six months ended June 30, 2008, representing an increase of $79,950, or 28%.  Additional non-cash interest expense of approximately $157,000 was recognized in the first six months of 2009 in connection with the adoption of a new accounting pronouncement which was offset by approximately $73,000 of non-cash interest expense that was recognized when a portion of our debt was converted into equity in January 2008.

Net Loss.   We recorded a net loss of $4,515,679 for the six months ended June 30, 2009 as compared to a net loss of $7,338,693 for the six months ended June 30, 2008, a decrease of $2,823,014, or 38%.  This decrease related to a $2,514,672, or 55%, increase in revenues and an $878,264, or 7%, decrease in operating expenses.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing.  Cash and cash equivalents totaled $20,187,961 and $24,740,268 at June 30, 2009 and December 31, 2008, respectively. The decrease in cash and cash equivalents related to our operating, investing and financing activities during the six months ended June 30, 2009, each of which is described below.

Net Cash Used in Operating Activities.   Net cash used in operating activities totaled $2,495,943 for the six months ended June 30, 2009, as compared to $5,123,718 for the six months ended June 30, 2008, representing a decrease of $2,627,775, or 51%.  This decrease was directly related to the lower net loss reported in the 2009 period of $4,515,679, which represented a reduction of $2,823,014, or 38%, as compared to the 2008 period.

Net Cash Used in Investing Activities.   Net cash used in investing activities totaled $2,029,540 for the six months ended June 30, 2009 as compared to $3,901,236 for the six months ended June 30, 2008, representing a decrease of $1,871,696, or 48%.  The decrease in the 2009 period related almost entirely to lower spending on property and equipment.  During the 2008 period, we expanded our corporate office and spent approximately $752,000 on office equipment, system software and leasehold improvements.  Spending on PoPs decreased by approximately $932,000 during the 2009 period as compared to the 2008 period.  Our decision to focus on our existing markets, rather than to expand into new markets during the ongoing economic recession, has resulted in lower PoP spending as the existing markets already have established PoPs.

Working Capital.   As of June 30, 2009, we had working capital of $15,458,366.  Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next 12 months.

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

Recent Accounting Pronouncements

In January 2008, we adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which is defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other matters, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal  market, the most advantageous market for the asset or liability.  FAS 157 defines fair value based upon an exit price model.

Effective in the first quarter of 2009, we implemented SFAS 157-2 for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis.  The adoption did not impact our financial position or results of operations.  We may have disclosure requirements if we complete an acquisition or incur an impairment of our assets in future periods.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), "Business Combinations," (“FAS 141(R)”) which replaces SFAS No. 141, “Business Combinations.”  FAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. FAS 141(R) also requires that acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  FAS 141(R) became effective on January 1, 2009.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets,”(“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,  “Goodwill and Other Intangible Assets,” (“FAS 142”).  The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other United States generally accepted accounting principles (“GAAP”).  FSP 142-3 is effective prospectively for intangible assets acquired or received after January 1, 2009.  We do not expect FSP 142-3 to have a material impact on our accounting for future acquisitions or renewals of intangible assets.

In May 2008, the FASB issued APB Staff Position 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”).  FSP APB 14-1 specifies that for convertible debt instruments that may be settled in cash upon conversion, issuers of such instruments should separately account for the liability and equity components in the statement of financial condition. FSP APB 14-1 is effective beginning January 1, 2009 and is to be applied retrospectively. Our debt may not be settled in cash upon conversion.  Accordingly, there was no impact on our financial position or results of operations upon adoption.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”) which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity have significantly decreased.  FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This standard is effective for periods ending  after June 15, 2009.  The adoption of this standard did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009.  The adoption of this standard did not have a material impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“FAS 165”).  FAS 165 establishes general standards of accounting for and disclosure of subsequent events.    In addition, FAS 165 requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were made available to be issued.  FAS 165 is effective for periods ending after June 15, 2009 and accordingly, we adopted this standard in the second quarter of 2009.  We have evaluated subsequent events through the time of filing our financial statements with the Securities and Exchange Commission on August 5, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162,” (“FAS 168”). FAS 168 establishes “The FASB Accounting Standards CodificationTM”  (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. We do not expect the adoption of this standard to have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the six months ended June 30, 2009, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of stockholders was held on June 26, 2009.  The Company’s stockholders elected Philip Urso, Jeffrey M. Thompson, Howard L. Haronian, M.D., Paul Koehler and William Bush to serve as directors until the next annual meeting of stockholders.  The votes cast with respect to each nominee were as follows:
Nominees	For	Withheld
Philip Urso	27,504,528	488,371
Jeffrey M. Thompson	26,866,494	1,126,405
Howard L. Haronian, M.D.	27,447,353	545,546
Paul Koehler	26,775,169	1,217,730
William Bush	26,823,106	1,169,793

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: August 5, 2009	By:	/s/ Jeffrey M. Thompson

Jeffrey M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2009	By:	/s/ Joseph P. Hernon

Joseph P. Hernon
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer