Form 10-Q
period 2009-09-30
TOWERSTREAM CORP
filed 2009-11-04
CIK 1349437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Yes  ☐   No ☒

As of November 2, 2009, there were 34,616,075 shares of the issuer’s common stock outstanding.

TOWERSTREAM CORPORATION

Table of Contents

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)	3-4

	Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2009 (unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	23

Item 4.	Controls and Procedures.	23

Part II	OTHER INFORMATION

Item 6.	Exhibits.	24

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$18,207,314	$24,740,268
Accounts receivable, net of allowance for doubtful accounts of $92,047 and $66,649, respectively	398,073	279,399
Prepaid expenses and other	241,305	319,325
Total Current Assets	18,846,692	25,338,992

Property and equipment, net	13,555,867	12,890,779

FCC licenses	975,000	875,000
Other assets	187,063	183,063
Total Assets	$33,564,622	$39,287,834

Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of capital lease obligations	$2,451	$25,346
Accounts payable	883,814	1,394,476
Accrued expenses	1,055,191	861,390
Deferred revenues	1,046,980	985,403
Short-term debt, net of discount of $114,576 and $142,605, respectively	2,705,424	2,607,395
Derivative liabilities	17,712	-
Deferred rent	70,989	52,554
Total Current Liabilities	5,782,561	5,926,564

Long-Term Liabilities
Derivative liabilities	330,149	-
Deferred rent	296,221	354,071
Total Long-Term Liabilities	626,370	354,071
Total Liabilities	6,408,931	6,280,635

Commitments (Note 11)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued		-
Common stock, par value $0.001; 70,000,000 shares authorized; 34,616,075 and 34,587,854 shares issued and outstanding, respectively	34,616	34,588
Additional paid-in-capital	54,900,407	54,851,755
Accumulated deficit	(27,779,332)	(21,879,144)
Total Stockholders' Equity	27,155,691	33,007,199
Total Liabilities and Stockholders' Equity	$33,564,622	$39,287,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$3,782,456	$2,869,949	$10,873,103	$7,445,924

Operating Expenses
Cost of revenues (exclusive of depreciation)	931,368	982,515	2,672,220	2,909,230
Depreciation	1,035,660	857,368	2,965,604	2,286,674
Customer support services	544,019	492,013	1,578,032	1,430,225
Sales and marketing	1,379,291	2,017,642	4,340,630	5,811,337
General and administrative	1,665,113	1,754,729	5,183,268	5,729,368
Total Operating Expenses	5,555,451	6,104,267	16,739,754	18,166,834
Operating Loss	(1,772,995)	(3,234,318)	(5,866,651)	(10,720,910)
Other Income (Expense)
Interest income	3,844	123,563	26,057	560,434
Interest expense	(184,774)	(105,589)	(553,700)	(394,565)
Loss on derivative financial instruments	(184,717)	-	(259,954)	-
Other, net	940	311	867	315
Total Other Income (Expense)	(364,707)	18,285	(786,730)	166,184
Net Loss	$(2,137,702)	$(3,216,033)	$(6,653,381)	$(10,554,726)

Net loss per common share – basic and diluted	$(0.06)	$(0.09)	$(0.19)	$(0.31)
Weighted average common shares outstanding – basic and diluted	34,610,376	34,556,580	34,597,743	34,536,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities	$(6,653,381)	$(10,554,726)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	50,499	65,000
Depreciation	2,965,604	2,286,674
Stock-based compensation	575,607	697,529
Non-cash interest on notes payable	-	73,393
Accretion of debt discount	342,203	106,640
Amortization of financing costs	43,688	43,688
Loss on sale and disposition of property and equipment	51,625	21,394
Deferred rent	(39,415)	146,610
Loss on derivative financial instruments	259,954	-
Changes in operating assets and liabilities:
Accounts receivable	(169,175)	(139,104)
Prepaid expenses and other current assets	34,333	373,522
Accounts payable	(510,662)	(114,773)
Accrued expenses	193,801	346,984
Deferred revenues	61,577	358,504
Total Adjustments	3,859,639	4,266,061
Net Cash Used In Operating Activities	(2,793,742)	(6,288,665)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(3,683,667)	(5,928,678)
Proceeds from sale of property and equipment	1,350	1,700
Acquisition of FCC license	-	(400,000)
Change in security deposits	(4,000)	(20,215)
Net Cash Used In Investing Activities	(3,686,317)	(6,347,193)

Cash Flows From Financing Activities
Repayment of capital leases	(22,895)	(36,083)
Repayment of short-term debt	(30,000)	-
Payment to warrant holders for fractional shares upon cashless exercise	-	(9)
Net Cash Used In Financing Activities	(52,895)	(36,092)

Net Decrease In Cash and Cash Equivalents	(6,532,954)	(12,671,950)

Cash and Cash Equivalents - Beginning	24,740,268	40,756,865
Cash and Cash Equivalents - Ending	$18,207,314	$28,084,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$166,286	$171,284
Non-cash investing and financing activities:
Conversion of long-term debt into shares of common stock	$-	$750,000
Acquisition of FCC license	$100,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
For the Nine Months Ended September 30, 2009

	Common Stock		Additional Paid-In-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2009	34,587,854	$34,588	$54,851,755	$(21,879,144)	$33,007,199
Cumulative effect of change in accounting principle – January 1, 2009 reclassification of equity-linked financial instruments to derivative liabilities			(526,927)	753,193	226,266
Cashless options exercised	8,910	9	(9)		-
Issuance of common stock for bonuses	19,311	19	20,971		20,990
Stock-based compensation			554,617		554,617
Net loss				(6,653,381)	(6,653,381)
Balance at September 30, 2009	34,616,075	$34,616	$54,900,407	$(27,779,332)	$27,155,691

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

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation.     The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the Company’s financial position, as of September 30, 2009, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

The Company had approximately $17,712,000 invested in four Aaa rated institutional money market funds.  These funds are protected under the Securities Investor Protection Corporation (“SPIC”), a nonprofit membership corporation which provides limited coverage up to $500,000.

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Accounts Receivable.   Accounts receivable are stated at cost less an allowance for doubtful accounts. The allowance for doubtful accounts reflects the Company’s estimate of accounts receivable that will not be collected.  The allowance is based on the history of past write-offs, the aging of balances, collections experience and current credit conditions.  Amounts determined to be uncollectible are written-off against the allowance for doubtful accounts.  Additions to the allowance for doubtful accounts, e.g. bad debt expense, totaled $52,874 and $66,023 for the nine months ended September 30, 2009 and 2008, respectively.  Deductions to the allowance for doubtful accounts, e.g. customer write-offs, totaled $27,476 and $41,709 for the nine months ended September 30, 2009 and 2008, respectively.

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

Recent Accounting Pronouncements.    In September 2006, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted this standard on January 1, 2008 for its financial assets and financial liabilities.  On January 1, 2009, the Company adopted the fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.  Refer to Note 9 for additional discussion on fair value measurements.

In December 2007, the FASB issued an accounting standard related to accounting for business combinations and related disclosures. This standard addresses the recognition and accounting for identifiable assets acquired, liabilities assumed and noncontrolling interests in business combinations. The standard also expands disclosure requirements for business combinations. The standard became effective on January 1, 2009.

In December 2007, the FASB issued an accounting standard related to accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Noncontrolling interests are reported as a separate component of consolidated stockholders’ equity, and net income allocable to noncontrolling interests and net income attributable to stockholders are reported separately in the consolidated statement of operations. This standard became effective on January 1, 2009 and did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities. This standard amends and enhances disclosure requirements to provide a better understanding of how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on a company’s financial position, financial performance and cash flows. The Company adopted this standard on January 1, 2009 and has included additional disclosures in its condensed consolidated financial statements.

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In April 2008, the FASB issued an accounting standard which provides guidance for determining the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption of this standard on January 1, 2009 did not impact the Company’s financial position or results of operations.

In May 2008, the FASB issued an accounting standard that requires the liability and equity components of convertible debt instruments to be accounted for separately if the debt can be settled in cash upon conversion.  The Company’s debt may not be settled in cash upon conversion.  This standard became effective January 1, 2009.  Accordingly, there was no impact on the Company’s financial position or results of operations upon adoption.

In April 2009, the FASB issued an accounting standard which affirmed that there is no change in the measurement of fair value when the volume and level of activity for an asset or a liability has significantly decreased.  This standard also identifies circumstances that indicate when a transaction is not orderly.   The adoption of this standard in the second quarter of 2009 had no material impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued an accounting standard which requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This standard became effective in the second quarter of 2009 and did not have a material impact on the Company’s financial position and results of operations.

In June 2009, the FASB issued an accounting standard which requires entities to disclose the date through which subsequent events have been evaluated as well as whether that date is the date the financial statements were issued or the date the financial statements were made available to be issued.  The Company adopted this standard in the second quarter of 2009.  The Company has evaluated subsequent events through the November 4, 2009 filing of its financial statements with the SEC.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). Effective this quarter, the Codification became the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and did not impact the
Company’s financial position or results of operations.

In August 2009, the FASB issued an accounting standard to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  This standard will become effective for the Company on October 1, 2009 and is not expected to have a significant impact on the Company’s financial position or results of operations.

Note 3.    Property and Equipment

The Company’s property and equipment is comprised of:

	September 30, 2009	December 31, 2008
Network and base station equipment	$12,740,136	$11,075,631
Customer premise equipment	8,826,393	7,079,096
Furniture, fixtures and equipment	1,525,980	1,525,980
Computer equipment	606,787	559,645
System software	818,784	789,810
Leasehold improvements	775,420	775,420
	25,293,500	21,805,582
Less: accumulated depreciation	11,737,633	8,914,803
	$13,555,867	$12,890,779

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Depreciation expense for the three months ended September 30, 2009 and 2008 was $1,035,660 and $857,368, respectively.  Depreciation expense for the nine months ended September 30, 2009 and 2008 was $2,965,604 and $2,286,674, respectively.  During the nine months ended September 30, 2009, the Company sold or wrote-off property and equipment with $195,749 of original cost and $142,774 of accumulated depreciation.  During the nine months ended September 30, 2008, the Company sold or wrote-off property and equipment with $65,177 of original cost and $42,082 of accumulated depreciation.

Property held under capital leases included within the Company’s property and equipment consists of the following:

	September 30, 2009	December 31, 2008
Network and base station equipment	$168,441	$168,441
Less: accumulated depreciation	124,411	106,099
	$44,030	$62,342

Note 4.  Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2009	2008
Payroll and related	$415,956	$510,608
Penalties	95,726	149,976
Interest	55,467	55,000
Rent	12,951	50,149
Marketing	73,522	-
Property and equipment	129,187	-
Professional services	147,241	17,953
Other	125,141	77,704
Total	$1,055,191	$861,390

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

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As further described in Note 6, a new accounting standard became effective on January 1, 2009 related to the accounting for derivative financial instruments indexed to a company’s own stock. In connection with its implementation, the Company was required to classify the conversion feature of the Debentures and the warrants issued with the Debentures as derivative liabilities. The cumulative effect of adopting this standard resulted in a decrease in the carrying value of the Debentures as of January 1, 2009 from $2,607,395 to $2,293,222. Interest expense totaled $169,576 during the three months ended September 30, 2009 and included $55,000 associated with the 8% coupon and $114,576 associated with the accretion of the discount. Interest expense totaled $507,203 during the nine months ended September 30, 2009 and included $165,000 associated with the 8% coupon and $342,203 associated with the accretion of the discount. Interest expense totaled $89,501 during the three months ended September 30, 2008 and included $55,000 associated with the 8% coupon and $34,501 associated with accretion of the discount. Interest expense totaled $345,581 during the nine months ended September 30, 2008 and included $165,548 associated with the 8% coupon, $73,393 associated with accretion of the converted debentures, and $106,640 associated with accretion of the remaining debentures.

During the second quarter of 2009, the Company agreed to make a contingent payment of $100,000 under one of its FCC licenses.  A total of $100,000 is payable in monthly installments through December 31, 2009, of which $70,000 remained outstanding as of September 30, 2009 and is included in short-term debt in the Company’s condensed consolidated balance sheet.

Note 6.    Derivative Liabilities

In June 2008, the FASB issued an accounting standard related to the accounting for derivative financial instruments indexed to a company’s own stock.  Under this standard, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of the Company’s Debentures, and the warrants issued with the Debentures, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the Debenture holders from the potential dilution associated with future financings.  In accordance with this standard, the conversion feature of the Debentures was separated from the host contract, the Debenture, and recognized as an embedded derivative instrument.  Both the conversion feature of the Debenture and the warrants have been re-characterized as derivative liabilities. The fair value of these liabilities are re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using the Black-Scholes option pricing model and the following assumptions:

	September 30, 2009	June 30, 2009	March 31, 2009	January 1, 2009	January 18, 2007

Debenture conversion feature:
Risk-free interest rate	0.1%	0.8%	0.5%	0.4%	4.7%
Expected volatility	87%	79%	81%	74%	60%
Expected life (in years)	0.3	0.5	0.8	1	3
Expected dividend yield	-	-	-	-	-

Warrants:
Risk-free interest rate	1.0%	1.4%	1.2%	1.0%	4.7%
Expected volatility	87%	79%	81%	74%	60%
Expected life (in years)	2.3	2.5	2.8	3	3
Expected dividend yield	-	-	-	-	-

Fair value:
Debenture conversion feature	$17,713	$11,513	$13,581	$11,838	$856,025
Warrants	$330,149	$151,631	$115,475	$76,079	$620,316

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

This new standard was implemented in the first quarter of 2009 and is reported as the cumulative effect of a change in accounting principle.  The cumulative effect on the accounting for the conversion feature and the warrants as of January 1, 2009 was as follows:

Derivative Instrument	Additional Paid-In-Capital	Accumulated Deficit	Derivative Liability	Debenture

Conversion feature	$-	$(277,531)	$(11,838)	$289,369
Warrants	$526,927	$(475,662)	$(76,069)	$24,804
Total	$526,927	$(753,193)	$(87,907)	$314,173

The warrants were originally recorded at their relative fair value as an increase in additional paid-in-capital.  Changes in the accumulated deficit include $635,241 of interest expense associated with the accretion of additional discount recognized on the Debenture and $1,388,434 in gains resulting from decreases in the fair value of the derivative liabilities through December 31, 2008.  The derivative liability amounts reflect the fair value of each derivative instrument as of the January 1, 2009 date of implementation.  The Debenture amounts represent the additional discount recorded upon adoption of this new standard.  This discount will be recognized in 2009 as additional interest expense.

Note 7.    Share-Based Compensation

The Company uses the Black-Scholes option pricing model to value options granted to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $189,285 and $187,732 during the three months ended September 30, 2009 and 2008, respectively. Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $575,607 and $677,429 during the nine months ended September 30, 2009 and 2008, respectively. Stock-based compensation for the amortization of stock-based consulting fees totaled $20,100 for the nine months ended September 30, 2008. Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The unamortized amount of stock options expense was $774,629 as of September 30, 2009 which will be recognized over a weighted average period of 2.17 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Risk-free interest rate	0.2%-2.9%	3.4%	0.2%- 2.9%	2.5%-3.4%
Expected volatility	79%	78%	79%-87%	76%-98%
Expected life (in years)	0.1 - 6.0	6.5	0.1 – 6.8	5-6.5
Expected dividend yield	–	–	–	–
Weighted average per share grant date fair value	$0.57	$0.94	$0.51	$1.11

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The risk-free interest rate was based on rates established by the Federal Reserve.  The Company’s expected volatility was based upon the historical volatility for its common stock.  The expected life of the Company’s options was determined using the simplified method.  The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

Transactions under the stock option plans during the nine months ended September 30, 2009 are as follows:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding as of January 1, 2009	3,335,793	$1.82
Granted	615,526	$0.77
Exercised	(38,542)	$1.43
Cancelled	(140,000)	$1.28
Options outstanding as of September 30, 2009	3,772,777	$1.68
Options exercisable as of September 30, 2009	2,663,566	$1.78

The weighted average remaining contractual life of the outstanding options as of September 30, 2009 was 6.95 years.

Note 8.    Stock Warrants

Warrants outstanding and exercisable totaled 4,332,310 with a weighted average exercise price of $4.61 (ranging between $4.00 and $6.00) as of September 30, 2009 and January 1, 2009.  The weighted average remaining contractual life of the outstanding warrants as of September 30, 2009 was 2.31 years.

Note 9.    Fair Value Measurement

Valuation Hierarchy

The FASB’s accounting standard for fair value measurements establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009:

		Fair Value Measurements at September 30, 2009
	Total Carrying Value at September 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$18,207,314	$18,207,314	$-	$-
Derivative liabilities	$347,861	$-	$-	$347, 861

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  The carrying amounts of accounts receivable, accounts payable, accrued liabilities and debt approximate their fair value due to their short maturities.  The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during the nine months ended September 30, 2009.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Beginning balance	$(75,237)	$-	$-	$-
Net unrealized loss on derivative financial instruments	(184,717)	-	(259,954)	-
Ending balance	$(259,954)	$-	$(259,954)	$-

Note 10.   Net Loss Per Common Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  All potentially dilutive common shares have been excluded since their inclusion would be antidilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were antidilutive.  The exercise of these common stock equivalents outstanding at September 30, 2009 could potentially dilute earnings per shares in the future.  The exercise of the outstanding stock options and warrants could generate proceeds up to approximately $26,000,000.

Stock options	3,772,777
Warrants	4,332,310
Convertible debt	1,000,001
Total	9,105,088

Note 11.    Commitments and Contingencies

Lease Obligations.   The Company has entered into operating leases related to roof rights, cellular towers, office space and equipment leases under various non-cancelable agreements expiring through March 2019.

As of September 30, 2009, total future lease commitments were as follows:

Remainder of 2009	$692,064
2010	2,728,369
2011	2,372,767
2012	2,171,076
2013	1,392,223
Thereafter	1,734,431
$11,090,930

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Rent expense for the three months ended September 30, 2009 and 2008 totaled approximately $661,000 and $499,000, respectively.  Rent expense for the nine months ended September 30, 2009 and 2008 totaled approximately $1,870,000 and $1,441,000, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2009. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2008 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

        Costs of revenues consists of expenses that are directly related to providing services to our customers, including Core Network (tower and roof rent expense and utilities, bandwidth costs, Points of Presence (“PoP”) maintenance and other) and Customer Network (customer maintenance, non-installation fees and other customer specific expenses).  We collectively refer to Core Network and Customer Network as our “Network,” and Core Network costs and Customer Network costs as “Network Costs.”  When we first enter a new market, or expand in an existing market, we are required to incur up-front costs in order to be able to provide fixed wireless broadband services to commercial customers.  We refer to these activities as establishing a “Network Presence.”  These costs include building PoPs which are Company Locations where we install a substantial amount of equipment in order to connect numerous customers to the internet.  The costs to build PoPs are capitalized and expensed over a five year period.  In addition to building PoPs, we also enter tower and roof rental agreements, secure bandwidth and incur other Network Costs.  Once we have established a Network Presence in a new market or expanded our Network Presence in an existing market, we are capable of servicing a significant number of customers through that Network Presence.  The variable cost to add new customers is relatively modest, especially compared to the upfront cost of establishing or expanding our Network Presence.  As a result, our gross margins in a market normally increase over time as we add new customers in that market.  However, we may experience variability in gross margins during periods in which we are expanding our Network Presence in a market.

Sales and marketing expenses primarily consist of the salaries, benefits, travel and other costs of our sales and marketing teams, as well as marketing initiatives and business development expenses.

Customer support services include salaries and related payroll costs associated with our customer support services, customer care, and installation and operations staff.

General and administrative expenses include costs attributable to corporate overhead and the overall support of our operations.  Salaries and other related payroll costs for executive management, finance, administration and information systems personnel are included in this category.   Other costs include rent, utilities and other facility costs, accounting, legal, and other professional services, and other general operating expenses.

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

As of September 30, 2009, we operated in nine markets across the United States including New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth and Providence.  The markets were launched at different times, and as a result, may have different operating metrics based on their stage of maturation.  We incur significant up-front costs in order to establish a Network Presence in a new market.  These costs include building PoPs and Network Costs.  Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market.  Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers.  The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period.  We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model, the operating performance of our mature markets, and the long-term potential for our newer markets.  Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

Revenues: Revenues are allocated based on which market each customer is located in.

Costs of Revenues: Includes payroll, core network costs and customer network costs that can be specifically allocated to a specific market. Costs that can not be allocated to a specific market are classified as Centralized Costs.

Operating Costs: Costs which can be specifically allocated to a market include direct sales and marketing personnel, certain direct marketing expenses, certain customer support payroll expenses and third party commissions.

Centralized Costs: Represents costs incurred to support activities across all of our markets that are not allocable to a specific market.  This principally consists of payroll costs for customer care representatives, customer support engineers, sales support and installations personnel.  These individuals service customers across all markets rather than being dedicated to any specific market.

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

Three months ended September 30, 2009

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Market EBITDA
New York	$1,305,680	$256,672	$1,049,008	$326,952	$722,056
Boston	995,674	157,284	838,390	183,915	654,475
Los Angeles	497,322	87,116	410,206	268,915	141,291
San Francisco	252,834	50,549	202,285	108,822	93,463
Chicago	254,160	91,508	162,652	113,750	48,902
Providence/Newport	127,261	38,395	88,866	44,062	44,804
Seattle	111,439	53,443	57,996	42,958	15,038
Miami	151,036	65,756	85,280	92,446	(7,166)
Dallas-Fort Worth	87,050	62,734	24,316	98,443	(74,127)
Total	$3,782,456	$863,457	$2,918,999	$1,280,263	$1,638,736

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Market EBITDA	$1,638,736
Centralized costs	(710,958)
Corporate expenses	(1,475,828)
Depreciation	(1,035,660)
Stock-based compensation	(189,285)
Other income (expense)	(364,707)
Net loss	$(2,137,702)

Nine months ended September 30, 2009

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Market EBITDA
New York	$3,864,696	$682,339	$3,182,357	$952,672	$2,229,685
Boston	2,965,070	493,116	2,471,954	581,857	1,890,097
Los Angeles	1,345,636	236,324	1,109,312	778,753	330,559
San Francisco	711,549	150,190	561,359	336,749	224,610
Providence/Newport	394,341	112,367	281,974	158,112	123,862
Chicago	676,560	259,996	416,564	357,021	59,543
Miami	410,695	191,569	219,126	309,588	(90,462)
Seattle	315,070	179,210	135,860	229,433	(93,573)
Dallas-Fort Worth	189,486	177,350	12,136	341,779	(329,643)
Total	$10,873,103	$2,482,461	$8,390,642	$4,045,964	$4,344,678

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Market EBITDA	$4,344,678
Centralized costs	(2,062,457)
Corporate expenses	(4,607,661)
Depreciation	(2,965,604)
Stock-based compensation	(575,607)
Other income (expense)	(786,730)
Net loss	$(6,653,381)

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Revenues.   Revenues totaled $3,782,456 during the three months ended September 30, 2009 as compared to $2,869,949 during the three months ended September 30, 2008, representing an increase of $912,507, or 32%.  This increase was driven by 49% growth in our customer base from September 30, 2008 to September 30, 2009.  The effect of the increase in our customer base was mitigated by a decrease in average revenue per user (“ARPU”) during the 2009 period as compared to the 2008 period.

ARPU as of September 30, 2009 totaled $731 compared to $831 as of September 30, 2008, representing a decrease of $100, or 12%.  The decrease relates to new customers purchasing lower ARPU products during the economic recession.  Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.71% for the three months ended September 30, 2009 compared to 1.22% for the three months ended September 30, 2008, representing a 40% increase on a percentage basis.  The higher churn in the 2009 period reflects the effect of the ongoing economic recession on our commercial customer base.

Cost of Revenues.   Cost of revenues totaled $931,368 for the three months ended September 30, 2009 as compared to $982,515 for the three months ended September 30, 2008, a decrease of $51,147, or 5%.  Gross margins increased to 75% during the 2009 period as compared to 66% during the 2008 period representing a 14% increase on a percentage basis.  During the first three quarters of 2009, we have focused on increasing market penetration in existing markets rather than expanding into new markets.  We have been able to add new customers at low marginal costs which has positively effected gross margins.  In addition, we have been able to lower certain Network Costs including bandwidth, shipping, supplies and equipment support.

Depreciation.   Depreciation totaled $1,035,660 for the three months ended September 30, 2009 as compared to $857,368 for the three months ended September 30, 2008, representing an increase of $178,292, or 21%. This increase was primarily related to the continued investment in our Network required to support the growth in our customer base and expansion in existing markets.  Gross fixed assets totaled $25,293,500 at September 30, 2009 as compared to $20,172,714 at September 30, 2008, representing an increase of $5,120,786, or 25%.

Customer Support Services.   Customer support services expenses totaled $544,019 for the three months ended September 30, 2009 as compared to $492,013 for the three months ended September 30, 2008, representing an increase of $52,006, or 11%. This increase was primarily related to additional personnel hired to support our growing customer base.  Average headcount increased by 20%, from 35 in the 2008 period to 42 in the 2009 period.

Sales and Marketing.   Sales and marketing expenses totaled $1,379,291 for the three months ended September 30, 2009 as compared to $2,017,642 for the three months ended September 30, 2008, representing a decrease of $638,351, or 32%. Approximately $585,000, or 92%, of the decrease related to lower payroll costs as sales and marketing personnel totaled 68 at September 30, 2009 compared with 132 for the same period in 2008, a decrease in headcount of 48%.  In addition, commissions and bonuses decreased by approximately $48,000.

General and Administrative.   General and administrative expenses totaled $1,665,113 for the three months ended September 30, 2009 as compared to $1,754,729 for the three months ended September 30, 2008, representing a decrease of $89,616, or 5%.  This decrease was principally attributable to lower payroll costs of approximately $58,000.

Interest Income.    Interest income totaled $3,844 for the three months ended September 30, 2009 compared with $123,563 for the three months ended September 30, 2008, representing a decrease of $119,719, or 97%.  The decrease relates to lower cash balances and lower interest yields in the 2009 period compared with the 2008 period.  Average cash balances decreased from approximately $29.2 million in the third quarter 2008 to approximately $18.7 million in the third quarter 2009.  Monthly interest yields averaged 1.7% in the 2008 period compared with 0.1% in the 2009 period.

Interest Expense.   Interest expense totaled $184,774 for the three months ended September 30, 2009 compared with $105,589 for the three months ended September 30, 2008, representing an increase of $79,185, or 75%.  Additional non-cash interest expense of $78,540 was recognized in the third quarter of 2009 in connection with the adoption of a new accounting pronouncement as further described in Note 6 to the financial statements.

Net Loss.   Net loss totaled $2,137,702 for the three months ended September 30, 2009 as compared to a net loss of $3,216,033 for the three months ended September 30, 2008, a decrease of $1,078,331, or 34%.  This decrease related to an increase in revenues of $912,507, or 32%, and a decrease in operating expenses of $548,816, or 9%, offset by the negative effect of a decrease in other income (expense) of $382,992.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Revenues.   Revenues totaled $10,873,103 during the nine months ended September 30, 2009 as compared to $7,445,924 during the nine months ended September 30, 2008, representing an increase of $3,427,179, or 46%.  This increase was driven by 49% growth in our customer base from September 30, 2008 to September 30, 2009.

       Cost of Revenues.   Cost of revenues totaled $2,672,220 for the nine months ended September 30, 2009 as compared to $2,909,230 for the nine months ended September 30, 2008, a decrease of $237,010, or 8%.  Gross margins increased to 75% during the 2009 period as compared to 61% during the 2008 period representing a 23% increase on a percentage basis.  During the nine months ended September 30, 2009, we lowered Core Network and Customer Network costs by approximately $195,000 and $65,000, respectively, even though our customer base increased by 49% from September 30, 2008 to September 30, 2009.  Over the past twelve months, we have decreased our use of third party vendors by hiring field technicians and other employees who can perform the same functions at a lower effective cost.

       Depreciation.   Depreciation totaled $2,965,604 for the nine months ended September 30, 2009 as compared to $2,286,674 for the nine months ended September 30, 2008, representing an increase of $678,930, or 30%. This increase was primarily related to the continued investment in our Network required to support the growth in our customer base and expansion in existing markets.  Gross fixed assets totaled $25,293,500 at September 30, 2009 as compared to $20,172,714 at September 30, 2008, representing an increase of $5,120,786, or 25%.

Customer Support Services.   Customer support services expenses totaled $1,578,032 for the nine months ended September 30, 2009 as compared to $1,430,225 for the nine months ended September 30, 2008, representing an increase of $147,807, or 10%. This increase was primarily related to additional personnel hired to support our growing customer base.  Average headcount increased by 15%, from 34 in the 2008 period to 39 in the 2009 period.

Sales and Marketing.   Sales and marketing expenses totaled $4,340,630 for the nine months ended September 30, 2009 as compared to $5,811,337 for the nine months ended September 30, 2008, representing a decrease of $1,470,707, or 25%.  Approximately $960,000 of the decrease related to lower payroll costs as sales and marketing personnel averaged 87 during the 2009 period compared to 128 for the same period in 2008.  In addition, commissions and bonuses decreased by approximately $409,000 and advertising expenses decreased by approximately $96,000.

General and Administrative.   General and administrative expenses totaled $5,183,268 for the nine months ended September 30, 2009 as compared to $5,729,368 for the nine months ended September 30, 2008, representing a decrease of $546,100, or 10%.  This decrease was principally attributable to decreases in (i) professional fees of approximately $281,000, (ii) stock based compensation of approximately $102,000 and (iii) taxes of approximately $62,000.

Interest Income.    Interest income totaled $26,057 for the nine months ended September 30, 2009 compared with $560,434 for the nine months ended September 30, 2008, representing a decrease of $534,377, or 95%.  In March 2008, we transferred our cash balances into four separate U.S. Treasury based money market funds.  These funds have lower yields but are higher quality instruments than the funds in which we previously invested.  Average cash balances decreased from approximately $32.1 million in the 2008 period to approximately $20.6 million in the 2009 period. In addition, annual interest yield have decreased from 2.4% to 0.2% year over year.

Interest Expense.   Interest expense totaled $553,700 for the nine months ended September 30, 2009 compared with $394,565 for the nine months ended September 30, 2008, representing an increase of $159,135, or 40%.  Additional non-cash interest expense of approximately $236,000 was recognized in the first nine months of 2009 in connection with the adoption of a new accounting pronouncement which was offset by approximately $73,000 of non-cash interest expense that was recognized when a portion of our debt was converted into equity in January 2008.

Net Loss.   Net loss totaled $6,653,381 for the nine months ended September 30, 2009 as compared to a net loss of $10,554,726 for the nine months ended September 30, 2008, a decrease of $3,901,345, or 37%.  This decrease related to an increase in revenues of $3,427,179, or 46%, and a decrease in operating expenses of $1,427,080, or 8%, offset by the negative effect of a decrease in other income (expense) of $952,914.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing.  Cash and cash equivalents totaled $18,207,314 and $24,740,268 at September 30, 2009 and December 31, 2008, respectively. The decrease in cash and cash equivalents related to our operating and investing activities during the nine months ended September 30, 2009, each of which is described below.

Net Cash Used in Operating Activities.   Net cash used in operating activities totaled $2,793,742 for the nine months ended September 30, 2009 as compared to $6,288,665 for the nine months ended September 30, 2008, representing a decrease of $3,494,923, or 56%.  This decrease was directly related to the lower net loss reported in the 2009 period of $6,653,381, which represented a reduction of $3,901,345, or 37%, as compared to the 2008 period.

Net Cash Used in Investing Activities.   Net cash used in investing activities totaled $3,686,317 for the nine months ended September 30, 2009 as compared to $6,347,193 for the nine months ended September 30, 2008, representing a decrease of $2,660,876, or 42%.  The decrease in the 2009 period related to lower spending on property and equipment which decreased by 38% from $5,928,678 to $3,683,667.  During the 2008 period, we expanded our corporate office and spent approximately $891,000 on office equipment, system software and leasehold improvements as compared to approximately $76,000 in the 2009 period.  Spending on network and base station equipment decreased by approximately $1,074,000 during the 2009 period as compared to the 2008 period.  Our decision to focus on our existing markets, rather than to expand into new markets during the ongoing economic recession, has resulted in lower network and base station equipment spending as the existing markets already have much of the network and base station equipment required to operate.  Finally, we purchased a FCC license for $400,000 during the third quarter of 2008.

Working Capital.   As of September 30, 2009, we had working capital of $13,064,131.  Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

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

Revenue Recognition.   We normally enter into contractual agreements with our customers for periods ranging between one to three years.  We recognize the total revenue provided under a contract ratably over the contract period, including any periods under which we have agreed to provide services at no cost.  Deferred revenues are recognized as a liability when billings are received in advance of the date when revenues are earned. We apply the revenue recognition principles set forth under SEC Staff Accounting Bulletin No. 104 which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

   Long-Lived Assets.   Long-lived assets consist primarily of property and equipment, and FCC licenses.  Long-lived assets are reviewed annually for impairment or whenever events or circumstances indicate their carrying value may not be recoverable.  Conditions that would result in an impairment charge include a significant decline in the market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the FASB’s guidance on the impairment or disposal of long-lived assets.  If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value.  Assets to be disposed of are reported at the lower of their carrying value or net realizable value.

Asset Retirement Obligations.   The FASB’s guidance on asset retirement and environmental obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This guidance requires the recognition of an asset retirement obligation and an associated asset retirement cost when there is a legal obligation in connection with the retirement of tangible long-lived assets.  Our network equipment is installed on both buildings in which the Company has a lease agreement (“Company Locations”) and at customer locations.  In both instances, the installation and removal of our equipment is not complicated and does not require structural changes to the building where the equipment is installed.  Costs associated with the removal of our equipment at company or customer locations are not material, and accordingly, we have determined that we do not presently have asset retirement obligations under the FASB’s accounting guidance.

Off-Balance Sheet Arrangements.   We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as ‘‘Special Purposes Entities.’’

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We adopted this standard on January 1, 2008 for our financial assets and financial liabilities.  On January 1, 2009, we adopted the fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis.  The adoption of this standard did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued an accounting standard related to accounting for business combinations and related disclosures. This standard addresses the recognition and accounting for identifiable assets acquired, liabilities assumed and noncontrolling interests in business combinations. The standard also expands disclosure requirements for business combinations. The standard became effective on January 1, 2009.

In December 2007, the FASB issued an accounting standard related to accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Noncontrolling interests are reported as a separate component of consolidated stockholders’ equity, and net income allocable to noncontrolling interests and net income attributable to stockholders are reported separately in the consolidated statement of operations. This standard became effective on January 1, 2009 and did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities. This standard amends and enhances disclosure requirements to provide a better understanding of how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on a company’s financial position, financial performance and cash flows. We adopted this standard on January 1, 2009 and have included additional disclosures in our condensed consolidated financial statements.

In April 2008, the FASB issued an accounting standard which provides guidance for determining the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption of this standard on January 1, 2009 did not impact our financial position or results of operations.

In May 2008, the FASB issued an accounting standard that requires the liability and equity components of convertible debt instruments to be accounted for separately if the debt can be settled in cash upon conversion. Our debt may not be settled in cash upon conversion.  This standard became effective January 1, 2009.  Accordingly, there was no impact on our financial position or results of operations upon adoption.

In April 2009, the FASB issued an accounting standard which affirmed that there is no change in the measurement of fair value when the volume and level of activity for an asset or a liability has significantly decreased.  This standard also identifies circumstances that indicate when a transaction is not orderly.  The adoption of this standard in the second quarter of 2009 had no material impact on our financial position and results of operations.

In April 2009, the FASB issued an accounting standard which requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This standard became effective in the second quarter of 2009 and did not have a material impact on our financial position and results of operations.

In June 2009, the FASB issued an accounting standard which requires entities to disclose the date through which subsequent events have been evaluated as well as whether that date is the date the financial statements were issued or the date the financial statements were made available to be issued. We adopted this standard in the second quarter of 2009.  We have evaluated subsequent events through the November 4, 2009 filing of our financial statements with the SEC.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). Effective this quarter, the Codification became the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and did not impact our financial position or results of operations.

In August 2009, the FASB issued an accounting standard to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  This standard will become effective for us on October 1, 2009 and is not expected to have a significant impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

   Not applicable

Item 4.  Controls and Procedures.

       We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the nine months ended September 30, 2009, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

       There were no changes in our system of internal controls over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TOWERSTREAM CORPORATION

Date: November 4, 2009	By:	/s/ Jeffrey M. Thompson

Jeffrey M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2009	By:	/s/ Joseph P. Hernon

Joseph P. Hernon
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer