Form 10-K
period 2009-12-31
TOWERSTREAM CORP
filed 2010-03-17
CIK 1349437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $26,029,981.

As of March 15, 2010, there were 34,671,454 shares of Common Stock, par value $0.001 per share, outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2009 are incorporated by reference into Part III of this Report.

TOWERSTREAM CORPORATION

Table of Contents

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

Factors that might affect our forward-looking statements include, among other things:

●	overall economic and business conditions;

●	the demand for our goods and services;

●	competitive factors in the industries in which we compete;

●	emergence of new technologies which compete with our service offerings;

●	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

●	the outcome of litigation and governmental proceedings;

●	interest rate fluctuations and other changes in borrowing costs;

●	other capital market conditions, including availability of funding sources;

●	potential impairment of our indefinite-lived intangible assets and/or our long-lived assets; and

●	changes in government regulations related to the broadband and Internet protocol industries.

Item 1. Business.

Towerstream Corporation (“Towerstream”, “we”, “us”, “our” or the “Company”) provides broadband services to commercial customers and delivers access over a wireless network transmitting over both regulated and unregulated radio spectrum. Our service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. We provide service to approximately 1,900 business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Philadelphia, Providence and Newport, Rhode Island.

The Company’s website address is http://www.towerstream.com.  Information contained on the Company’s website is not incorporated into this annual report on Form 10-K.  Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Securities and Exchange Commission (“SEC”) website at http://www.sec.gov as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.

Our Networks

Our broadband network is constructed in a significantly different manner than the legacy service providers. In each of our markets, we enter into lease agreements with building owners which we refer to as Company Locations. At these locations, we install a significant amount of equipment on the building rooftop in order to connect numerous customers to the Internet. We also connect to the Internet at some of these locations by entering into either IP transit agreements or peering arrangements with a national service provider. These connection points are referred to as Points of Presence, or PoPs. Each PoP is “linked” to one or more other PoPs to enhance redundancy and make sure that there is no single point of failure. We refer to the core connectivity all of our PoPs as a Wireless Ring in the Sky. Each PoP has a coverage area of approximately 10 miles although the exact distance can be affected by numerous factors, most significantly, how clear the line of sight is between the PoP and the customer location.

We also install equipment at each customer location which we refer to as Customer Locations.  Equipment installed at both Company and Customer Locations includes receivers and antennas.  A wireless connection is established between each Customer Location to one or more PoPs through which Internet service is provided on a wireless basis.

 Markets

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

We determine which geographic markets to enter by assessing a number of criteria in four broad categories. First, we evaluate our ability to deploy our service in a given market, taking into consideration our spectrum position, the availability of towers and zoning constraints. Second, we assess the market by evaluating the number of competitors, existing price points, demographic characteristics and distribution channels. Third, we evaluate the economic potential of the market, focusing on our forecasts of revenue growth opportunities and capital requirements. Finally, we look at market clustering opportunities and other cost efficiencies that might be realized. Based on this approach, as of December 31, 2009, we offered wireless broadband connectivity in ten markets covering 60% of small and medium business (5 to 249 employees) in the top 20 metropolitan statistical areas.

We believe there are significant market opportunities beyond the ten markets in which we are currently offering our services. Our long term plan is to expand nationally into other top metropolitan markets in the United States. However, given the difficult economic environment existing at the end of 2009, we have determined that for the foreseeable future, we intend to focus our resources on strengthening our market coverage in our existing markets rather than expanding into new markets. We believe there are significant opportunities in our existing markets. We plan to continue to monitor the broader economic environment, and based on future changes, as well as our future operating performance, will determine the appropriate time to enter new markets.

Sales and Marketing

We hire salespeople to sell our services directly to business customers. As of December 31, 2009, we employed 57 direct salespeople. We generally compensate these employees on a salary plus commission basis.

Our indirect sales channels include a variety of authorized representatives, such as integrators, resellers and online operators. Authorized representatives assist in developing awareness of and demand for our service by promoting our services and brand as part of their own advertising and direct marketing campaigns.

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

Wireless Broadband Service Providers

We also face competition from other wireless broadband service providers that use licensed and unlicensed spectrum. In addition to these commercial operators, many local governments, universities and other governmental or quasi-governmental entities are providing or subsidizing ‘‘WiFi’’ networks over unlicensed spectrum, in some cases at no cost to the user. There exist numerous small local urban and rural wireless operations offering local services that could compete with us in certain of our present or planned geographic markets.  In 2008, Sprint, Google, Comcast, Time Warner, Intel and Brighthouse provided Clearwire with over $3 billion in new capital to build out a nationwide WiMAX network for consumers.  In 2009, these entities and an additional investor, Eagle River Holdings LLC, entered into an investment agreement with Clearwire to provide approximately $2 billion which will go towards the deployment of their 4G WiMAX network.

Satellite

Satellite providers, such as WildBlue Communications, Inc. and Hughes Network Systems, LLC, offer broadband data services that address a niche market, mainly less densely populated areas that are unserved or underserved by competing service providers. Although satellite offers service to a large geographic area, latency caused by the time it takes for the signal to travel to and from the satellite may challenge a satellite provider’s ability to provide some services, such as Voice over Internet Protocol (“VoIP”), which reduces the size of the addressable market.

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

Flexibility

Our wireless infrastructure and service delivery enables us to respond quickly to changes in a customer’s broadband requirements.  We offer bandwidth options ranging from 0.5 megabits per second up to 1 gigabit per second.  We can usually adjust a customer’s bandwidth remotely and without having to visit the customer location to modify or install new equipment.  Changes can often be made on a same day basis.

Timeliness

In many cases, we can install a new customer and begin delivering Internet connectivity within 3 to 5 business days after receiving a customer’s order.  Many of the larger telecommunications companies can take 30 to 60 days to complete an installation.  As businesses conduct more of their business operations through the Internet, the timeliness of service delivery has become more important.

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

Experienced Management Team

We have an experienced executive management team with more than 50 years combined experience as company leaders. Our President and Chief Executive Officer, Jeffrey M. Thompson, is a founder of the Company and has more than 20 years experience in the data communications industry. Our Chief Financial Officer, Joseph P. Hernon, has been the chief financial officer for three publicly traded companies. Our Chief Revenue Officer, Mel Yarbrough, has more than 10 years experience leading direct sales organizations.

Corporate History

We were organized in the State of Nevada in June 2005, and subsequently became a public shell company, as defined by the SEC. In January 2007, we merged with and into a wholly-owned Delaware subsidiary, for the sole purpose of changing our state of incorporation to Delaware. In January 2007, a wholly-owned subsidiary of ours merged with and into a private company, Towerstream Corporation, with Towerstream Corporation being the surviving company. Upon closing of the merger, we discontinued our former business and succeeded to the business of Towerstream Corporation as our sole line of business. At the same time, we also changed our name to Towerstream Corporation and, our subsidiary, Towerstream Corporation, changed its name to Towerstream I, Inc.

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

Employees

As of December 31, 2009, we had 131 employees, of whom 129 are full-time employees and 2 are part-time employees.  As of February 28, 2010, we had 127 employees, of whom 125 are full-time employees and 2 are part-time employees. We believe our employee relations are good.  Three employees are considered members of executive management.

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

In order to pursue business opportunities, we will need to continue to build our infrastructure and strengthen our operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

•	the ability of our equipment, our equipment suppliers or our service providers to perform as we expect;

•	the ability of our services to achieve market acceptance;

•	our ability to manage third party relationships effectively;

•	our ability to identify suitable locations and then negotiate acceptable agreements with building owners so that we can establish Points of Presence (“POPs”) on their rooftop;

•	our ability to work effectively with new customers to secure approval from their landlord to install our equipment;

•	our ability to effectively manage the growth and expansion of our business operations without incurring excessive costs, high employee turnover or damage to customer relationships;

•	our ability to attract and retain qualified personnel which may be affected by the significant competition in our industry for persons experienced in network operations and engineering;

•	equipment failure or interruption of service which could adversely affect our reputation and our relations with our customers;

•	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve; and

•	our ability to raise additional capital to fund our growth and to support our operations until we reach profitability.

Our failure to adequately address any one or more of the above factors could have a significant adverse impact on our ability to execute our business plan and the long term viability of our business.

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

Acquisitions involve risks that could adversely affect our business including the diversion of management time from operations and difficulties integrating the operations and personnel of acquired companies. In addition, any future acquisitions could result in significant costs, the incurrence of additional debt or the issuance of equity securities to fund the acquisition, and the assumption of contingent or undisclosed liabilities, all of which could materially adversely affect our business, financial condition and results of operations.

In connection with any future acquisition, we generally will seek to minimize the impact of contingent and undisclosed liabilities by obtaining indemnities and warranties from the seller. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to their limited scope, their amount or duration, the financial limitations of the indemnitor or warrantor, or for other reasons.

We continue to consider strategic acquisitions, some of which may be larger than those previously completed and could be material acquisitions. Integrating acquisitions is often costly and may require significant attention from management. Delays or other operational or financial problems that interfere with our operations may result. If we fail to implement proper overall business controls for companies or assets we acquire or fail to successfully integrate these acquired companies or assets in our processes, our financial condition and results of operations could be adversely affected. In addition, it is possible that we may incur significant expenses in the evaluation and pursuit of potential acquisitions that may not be successfully completed.

We have a history of operating losses and expect to continue incurring losses for the foreseeable future.

Our current business was launched in 1999 and has incurred losses in each year of operation. Prior to our merger in January 2007, Towerstream operated as an S corporation. The accumulated deficit of the S corporation as of December 31, 2006 was $8,213,002. Concurrently with our merger, we elected to operate as a C corporation, and reported a net loss of $8,501,725 in 2007. As of December 31, 2007, our accumulated deficit was $8,501,725, which included a recapitalization adjustment to eliminate the S corporation deficit. We recorded a net loss of $13,377,419 in 2008 and a net loss of $8,625,250 in 2009. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we develop our network, expand our markets, undertake acquisitions, acquire spectrum and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses.

If we are unable to execute our business strategy and grow our business, either as a result of the risks identified in this section or for any other reason, our business, prospects, financial condition and results of operations will be adversely affected.

Cash and cash equivalents represent one of our largest assets and in light of the recent market turmoil among financial institutions and related liquidity issues, we may be at risk of being uninsured for a large portion of such assets or having timing problems accessing such assets.

The market turmoil experienced over the past few years, including the failure or insolvency of several large financial institutions and the credit crunch affecting the short term debt markets, has caused liquidity problems for companies and institutions across the country. As of December 31, 2009, we had approximately $14,000,000 in cash and cash equivalents with one large financial banking institution. Although the present regulatory response in the United States for when a large institution becomes insolvent generally has been to have the failing institution merge or transfer assets to more solvent entities, thereby avoiding failures, it is possible that any financial institution could become insolvent or fail. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If the institution at which we have placed our funds were to become insolvent or fail, we could be at risk for losing a substantial portion of our cash deposits, or incur significant time delays in obtaining access to such funds. In light of the limited amount of federal insurance for deposits, even if we were to spread our cash assets among several institutions, we would remain at risk for the amount not covered by insurance.

The global economic crisis could have a material adverse effect on our liquidity and capital resources.

The recent distress in the financial markets has resulted in extreme volatility in security prices and diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Although we believe that cash provided by operations and our cash and cash equivalents currently on hand will provide us with sufficient liquidity through the current credit crisis, tightening of the credit markets could make it more difficult for us to access funds, enter into agreements for new debt or obtain funding through the issuance of our securities.

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

The continued growth and operation of our business may require additional funding for working capital, debt service, the enhancement and upgrade of our network, the build-out of infrastructure to expand our coverage, possible acquisitions and possible bids to acquire spectrum licenses.  We may be unable to secure such funding when needed in adequate amounts or on acceptable terms, if at all. To execute our business strategy, we may issue additional equity securities in public or private offerings, potentially at a price lower than the market price at the time of such issuance. Similarly, we may seek debt financing and may be forced to incur significant interest expense. If we cannot secure sufficient funding, we may be forced to forego strategic opportunities or delay, scale back or eliminate network deployments, operations, acquisitions, spectrum bids and other investments.

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

Since we provide our services in some markets by using licensed spectrum, we must secure and maintain sufficient rights to use licensed spectrum by obtaining licenses or long-term leases in those markets. Obtaining licensed spectrum can be a long and difficult process that can be costly and require a disproportionate amount of our management resources, and may require us to incur significant debt or secure additional capital. We may not be successful in our efforts to secure financing and may not be deemed a qualified bidder due to our relatively small size or our creditworthiness, or be able to acquire, lease or maintain the spectrum necessary to execute our strategy.

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

We presently utilize unlicensed spectrum in connection with our service offerings. Unlicensed or “free” spectrum is available to multiple users and may suffer bandwidth limitations, interference and slowdowns if the number of users exceeds traffic capacity. The availability of unlicensed spectrum is not unlimited and others do not need to obtain permits or licenses to utilize the same unlicensed spectrum that we currently or may utilize in the future, threatening our ability to reliably deliver our services. Moreover, the prevalence of unlicensed spectrum creates low barriers of entry in our business, creating the potential for heightened competition.

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

•	changes in promotions and new marketing or sales initiatives; and

•	new competitors entering the markets in which we offer service.

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

We are highly dependent on the continued services of our Chairman, Philip Urso, and our President and Chief Executive Officer, Jeffrey M. Thompson.  In December 2007, we entered into a two-year employment agreement with Jeffrey M. Thompson. The agreement automatically renews for additional one year periods unless terminated by written notice no later than 60 days prior to the expiration of the then current term.  We cannot guarantee that any of these persons will stay with us for any definite period. Loss of the services of any of these individuals could adversely impact our operations. We do not maintain policies of “key man” insurance on our executives.

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

Our inability to obtain capital,  internally generate cash, secure debt financing, or use shares of our common stock to finance future acquisitions could impair the growth and expansion of our business.

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

Slowdowns in the economy or in the wireless or broadband industry may impact demand for wireless or broadband services, thereby reducing demand for our services, or negatively impact other businesses or industries, thereby reducing demand for our services by causing others to delay or abandon implementation of new systems and technologies, including wireless broadband services. Further, the war on terrorism, the threat of additional terrorist attacks, the political and economic uncertainties resulting therefrom, and other unforeseen events may impose additional risks upon and adversely affect the wireless or broadband industry, and our business.

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

We are subject to extensive regulation that could limit or restrict our activities. If we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, past due fees and interest which may adversely affect our financial condition and results of operations.

Our business, including the acquisition, lease, maintenance and use of spectrum licenses, is extensively regulated by federal, state and local governmental authorities. A number of federal, state and local privacy, security, and consumer laws also apply to our business. These regulations and their application are subject to continual change as new legislation, regulations or amendments to existing regulations are adopted from time to time by governmental or regulatory authorities, including as a result of judicial interpretations of such laws and regulations. Current regulations directly affect the breadth of services we are able to offer and may impact the rates, terms and conditions of our services. Regulation of companies that offer competing services such as cable and DSL providers, and telecommunications carriers also affects our business.

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

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to such holders (i) the preferred right to our assets upon liquidation, (ii) the right to receive dividend payments before dividends are distributed to the holders of common stock and (iii) the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing common stockholders.

Our officers and directors own a substantial amount of our common stock and, therefore, exercise significant control over our corporate governance and affairs which may result in their taking actions with which other shareholders do not agree.

Our executive officers and directors, and entities affiliated with them, control approximately 23% of our outstanding common stock (including exercisable stock options held by them). These shareholders, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other shareholders do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control which might be in other shareholders’ best interest but which might negatively affect the market price of our common stock.

We are subject to financial reporting and other requirements for which our accounting, and other management systems and resources may not be adequately prepared.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting.  Beginning in fiscal 2010, we will be required to obtain a report by our independent auditors addressing these assessments annually. These reporting and other obligations will place significant demands on our management, administrative, operational and accounting resources. We anticipate that we may need to (i) upgrade our systems, (ii) implement additional financial and management controls, reporting systems and procedures, (iii) implement an internal audit function, and (iv) hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective manner, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business and on our stock price.

Risks Relating to Our Common Stock

We may fail to qualify for continued listing on the NASDAQ Capital Market which could make it more difficult for investors to sell their shares.

In May 2007, our common stock was approved for listing on the NASDAQ Capital Market and our common stock continues to be listed on the NASDAQ Capital Market. There can be no assurance that trading of our common stock on such market will be sustained or that we can meet NASDAQ’s continued listing standards. In the event that our common stock fails to qualify for continued inclusion, our common stock could thereafter only be quoted on the OTC Bulletin Board which is commonly referred to as the “pink sheets.” Under such circumstances, shareholders may find it more difficult to dispose of, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors.

Our common stock may be affected by limited trading volume and price fluctuations which could adversely impact the value of our common stock.

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on an investment in our common stock may be limited to the value of the common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition, and other business and economic factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on a shareholder’s investment will only occur if our stock price appreciates.

Although we currently meet the NASDAQ Capital Market’s continued listing requirement of a minimum bid price, we could be at risk of a delisting in the future.

Under the rules of the NASDAQ Capital Market, we must maintain a minimum bid price of $1.00 for our common stock.  If a company's stock trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, NASDAQ will send a deficiency notice advising the company that it has been granted 180 calendar days to regain compliance with the applicable requirements.

Our stock price as of December 31, 2009 had a closing price of $1.94 per share.  However, at times during the first three quarters of 2009, our common stock did trade below $1.00 per share.  During this period, the NASDAQ Capital Market had temporarily suspended the minimum bid price requirement.  We do not believe that NASDAQ will suspend its listing requirements in the future.  Therefore, if our common stock trades below $1.00 again, our shares could be delisted from trading on the NASDAQ Capital Market.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are currently located in Middletown, Rhode Island, where we lease approximately 42,137 square feet of space, consisting of a 17,137 square feet building at 55 Hammarlund Way for our administrative, engineering, information technology and customer care offices and a 25,000 square feet building at 88 Silva Lane for our sales call center. Our annual rent payments totaled approximately $527,000 in 2009 and will remain at that level through February 2010, before increasing to approximately $558,000 through May 2012, and approximately $590,000 through the end of the lease. Our lease expires on October 1, 2013 with an option to renew for an additional five-year term. We do not own any real property.

Item 3. Legal Proceedings.

There are no significant legal proceedings pending, and we are not aware of any material proceeding contemplated by a governmental authority, to which we are a party or any of our property is subject.

Item 4. (Removed and Reserved.)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was quoted on the OTC Bulletin Board from January 12, 2007 through May 30, 2007 under the symbol TWER.OB. Since May 31, 2007, our common stock has been listed on the NASDAQ Capital Market under the symbol TWER. Prior to January 12, 2007, there was no active market for our common stock. The following table sets forth the high and low sales prices as reported on the NASDAQ Capital Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

FISCAL YEAR 2009	HIGH	LOW
First Quarter	$1.29	$0.68
Second Quarter	$0.99	$0.67
Third Quarter	$2.00	$0.84
Fourth Quarter	$2.00	$1.32

FISCAL YEAR 2008	HIGH	LOW
First Quarter	$3.65	$1.01
Second Quarter	$1.59	$1.07
Third Quarter	$1.84	$0.87
Fourth Quarter	$1.10	$0.53

The last reported sales price of our common stock on the NASDAQ Capital Market on December 31, 2009 was $1.94 and on March 15, 2010, the last reported sales price was $1.68. According to the records of our transfer agent, as of March 15, 2010, there were approximately 56 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2009, securities issued and securities available for future issuance under our 2008 Non-Employee Directors Compensation Plan, our 2007 Equity Compensation Plan and our 2007 Incentive Stock Plan were as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,738,638	$1.69	2,036,101
Equity compensation plans not approved by security holders	-	-	-
Total	3,738,638	$1.69	2,036,101

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We provide broadband services to commercial customers and deliver access over a wireless network transmitting over both regulated and unregulated radio spectrum.   Our service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. We provide service to approximately 1,900 business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Philadelphia, Providence and Newport, Rhode Island.

Characteristics of our Revenues and Expenses

We offer our services under agreements having terms of one, two or three years. Pursuant to these agreements, we bill customers on a monthly basis, in advance, for each month of service. Payments received in advance of services performed are recorded as deferred revenues and recognized as revenue ratably over the service period.

Costs of revenues consists of expenses that are directly related to providing services to our customers, including Core Network expenses (tower and roof rent expense and utilities, bandwidth costs, Points of Presence (“PoP”) maintenance and other) and Customer Network expenses (customer maintenance, non-installation fees and other customer specific expenses).  We collectively refer to Core Network and Customer Network as our “Network,” and Core Network costs and Customer Network costs as “Network Costs.”  When we first enter a new market, or expand in an existing market, we are required to incur up-front costs in order to be able to provide wireless broadband services to commercial customers.  We refer to these activities as establishing a “Network Presence.”  These costs include building PoPs which are Company Locations where we install a substantial amount of equipment in order to connect numerous customers to the Internet.  The costs to build PoPs are capitalized and expensed over a five year period.  In addition to building PoPs, we also enter tower and roof rental agreements, secure bandwidth and incur other Network Costs.  Once we have established a Network Presence in a new market or expanded our Network Presence in an existing market, we are capable of servicing a significant number of customers through that Network Presence.  The variable cost to add new customers is relatively modest, especially compared to the upfront cost of establishing or expanding our Network Presence.  As a result, our gross margins in a market normally increase over time as we add new customers in that market.  However, we may experience variability in gross margins during periods in which we are expanding our Network Presence in a market.

Sales and marketing expenses primarily consist of the salaries, benefits, travel and other costs of our sales and marketing teams, as well as marketing initiatives and business development expenses.

Customer support services includes salaries and related payroll costs associated with our customer support services, customer care, and installation and operations staff.

General and administrative expenses include costs attributable to corporate overhead and the overall support of our operations.  Salaries and other related payroll costs for executive management, finance, administration and information systems personnel are included in this category.  Other costs include rent, utilities and other facility costs, accounting, legal and other professional services, and other general operating expenses.

Market Information

We operate in one segment which is the business of wireless broadband services.   Although we provide services in multiple markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services.  While we operate in only one business segment, we recognize that providing information on the revenues and costs of operating in each market can provide useful information to investors regarding our operating performance.

As of December 31, 2009, we operated in ten markets across the United States including New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Philadelphia and Providence.  The markets were launched at different times, and as a result, may have different operating metrics based on their stage of maturation.  We incur significant up-front costs in order to establish a Network Presence in a new market.  These costs include building PoPs and Network Costs.  Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market.  Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers.  The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period.  We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model, the operating performance of our mature markets, and the long-term potential for our newer markets.  Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

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

Year ended December 31, 2009

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Market EBITDA
New York	$5,217,784	$929,245	$4,288,539	$1,247,292	$3,041,247
Boston	3,982,954	656,243	3,326,711	734,876	2,591,835
Los Angeles	1,930,581	340,334	1,590,247	1,042,984	547,263
San Francisco	984,556	217,722	766,834	414,438	352,396
Providence/Newport	529,642	150,535	379,107	200,180	178,927
Chicago	951,277	391,047	560,230	460,528	99,702
Miami	589,608	258,941	330,667	381,528	(50,861)
Seattle	430,776	233,014	197,762	258,759	(60,997)
Dallas-Fort Worth	298,257	261,310	36,947	403,672	(366,725)
Total	$14,915,435	$3,438,391	$11,477,044	$5,144,257	$6,332,787

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Market EBITDA					$6,332,787
Centralized costs					(2,786,123)
Corporate expenses					(6,140,130)
Depreciation					(4,035,267)
Stock-based compensation					(802,956)
Other income (expense)					(1,193,561)
Net loss					$(8,625,250)

We launched our broadband services in Philadelphia, Pennsylvania in December 2009.  Beginning in 2010, we will report operating results for Philadelphia on a market basis.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues.    Revenues for the year ended December 31, 2009 totaled $14,915,435 compared to $10,656,081 for the year ended December 31, 2008, representing an increase of $4,259,354, or 40%. This increase was driven by a 43% increase in our customer base during 2009.  The effect of the increase in our customer base was mitigated by a decrease of 14% in average revenue per user (“ARPU”) during the 2009 period as compared to the 2008 period.

Sequential growth for the year ended December 31, 2009 was 40% compared to 55% for the year ended December 31, 2008. ARPU as of December 31, 2009 totaled $715 compared to $828 as of December 31, 2008, representing a decrease of $113, or 14%. The decrease relates to new customers purchasing lower ARPU products during the economic recession. Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.67% for the year ended December 31, 2009 compared to 1.24% for the year ended December 31, 2008, representing a 35% increase on a percentage basis. The higher churn in the 2009 period reflects the effect of the ongoing economic recession on our commercial customer base.

Cost of Revenues. Cost of revenues for the year ended December 31, 2009 totaled $3,690,089 compared to $3,891,433 for the year ended December 31, 2008, representing a decrease of $201,344, or 5%. Gross margins increased to 75% during 2009 compared to 63% during 2008. During the year ended 2009, we lowered Core Network and Customer Network costs by approximately $141,000 and $72,000, respectively, even though our customer base increased by 43% from December 31, 2008 to December 31, 2009. Over the past twelve months, we have decreased our use of third party vendors by hiring field technicians and other employees who can perform the same functions at a lower effective cost. During the year ended 2009, we have focused on increasing market penetration in existing markets rather than expanding into new markets. We have been able to add new customers at low marginal costs which have positively affected gross margins.

Depreciation.    Depreciation for the year ended December 31, 2009 totaled $4,035,267 compared to $3,222,716 for the year ended December 31, 2008, representing an increase of $812,551, or 25%. This increase was primarily related to the continued investment in our Network which was required to support the growth in our customer base and expansion in existing markets.  Gross fixed assets at December 31, 2009 totaled $26,338,563 compared to $21,805,582 at December 31, 2008, representing an increase of $4,532,981, or 21%.

Customer Support Services.    Customer support services expenses for the year ended December 31, 2009 totaled $2,132,968 compared to $1,996,920 for the year ended December 31, 2008, representing an increase of $136,048, or 7%. This increase was primarily related to the costs of additional personnel hired to support our growing customer base.  Average department headcount increased by 14% from 35 in 2008 to 40 in 2009.

Sales and Marketing. Sales and marketing expenses for the year ended December 31, 2009 totaled $5,545,714 compared to $7,536,158 for the year ended December 31, 2008, representing a decrease of $1,990,444, or 26%. Approximately $1,392,000 of the decrease related to lower payroll costs as sales and marketing personnel averaged 82 during the 2009 period compared to 123 for the same period in 2008. In addition, commissions and bonuses decreased by approximately $519,000 and advertising expenses decreased by approximately $79,000.

General and Administrative.    General and administrative expenses for the year ended December 31, 2009 totaled $6,943,086 compared to $7,456,168 for the year ended December 31, 2008, representing a decrease of $513,082, or 7%.  This decrease was principally attributable to decreases in (i) professional services fees of approximately $225,000, (ii) stock-based compensation of approximately $96,000, (iii) payroll costs of approximately $79,000 and (iv) taxes of approximately $78,000.

Interest Income.   Interest income for the year ended December 31, 2009 totaled $26,605 compared to $578,373 for the year ended December 31, 2008, representing a decrease of $551,768, or 95%.  In March 2008, we transferred our cash balances into four separate U.S. Treasury based money market funds.  These funds have lower yields but are higher quality instruments than the funds in which we previously invested.  Average cash balances decreased from approximately $30.5 million in 2008 to approximately $19.4 million during 2009.  In addition, annual interest yields decreased from 1.84% to 0.11% year over year.

Interest Expense.    Interest expense for the year ended December 31, 2009 totaled $740,409 compared to $509,593 for the year ended December 31, 2008, representing an increase of $230,816, or 45%.  Additional non-cash interest expense of approximately $314,000 was recognized in 2009 in connection with the adoption of a new accounting pronouncement.  This increase was offset by approximately $73,000 of non-cash interest expense that was recognized when a portion of our debt was converted into equity in January 2008.

Net Loss.    Net loss for the year ended December 31, 2009 totaled $8,625,250 compared to $13,377,419 for the year ended December 31, 2008, representing a decrease of $4,752,169, or 36%.   This decrease related to an increase in revenues of $4,259,354, or 40%, and a decrease in operating expenses of $1,756,271, or 7%, offset by the negative effect of a decrease in other (expense) income of $1,263,456.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Cash and cash equivalents totaled $14,040,839 and $24,740,268 at December 31, 2009 and December 31, 2008, respectively. The decrease in cash and cash equivalents related to our operating, investing and financing activities during the year ended December 31, 2009, each of which is described below.  At February 28, 2010, we had cash and cash equivalents totaling approximately $12,700,000.

Net Cash Used in Operating Activities.    Net cash used in operating activities for the year ended December 31, 2009 totaled $2,979,757 compared to $7,873,237 for the year ended December 31, 2008, representing a decrease of $4,893,480, or 62%.  This decrease was directly related to the lower net loss reported in the 2009 period of $8,625,250, which represented a reduction of $4,752,169, or 36%, as compared to the 2008 period.

Net Cash Used in Investing Activities.    Net cash used in investing activities for the year ended December 31, 2009 totaled $4,944,326 compared to $8,095,870 for the year ended December 31, 2008, representing a decrease of $ 3,151,544, or 39%.  The decrease in the 2009 period related to lower spending on property and equipment which decreased by 37% from $7,683,855 to $4,848,245.  During the 2008 period, we expanded our corporate office and spent approximately $915,000 on office equipment, system software and leasehold improvements as compared to approximately $81,000 in the 2009 period.  Spending on network and base station equipment decreased by approximately $1,460,000 during the 2009 period as compared to the 2008 period.  Our decision to focus on our existing markets, rather than to expand into new markets during the ongoing economic recession, has resulted in lower network and base station equipment spending as the existing markets already have much of the network and base station equipment required to operate.  Finally, we purchased an FCC license for $100,000 in 2009 compared with $400,000 in 2008.

Net Cash Used in Financing Activities.  Net cash used in financing activities for the year ended December 31, 2009 totaled $2,775,346 compared to $47,490 for the year ended December 31, 2008, representing an increase of $2,727,856. The increase is related to the repayment of $2,750,000 of senior convertible debentures.

Working Capital.    As of December 31, 2009, we had working capital of $11,452,316. Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

Senior Convertible Debentures

In January 2007, we sold $3,500,000 of senior convertible debentures. These debentures required quarterly interest payments of 8% per annum and matured on December 31, 2009.  Holders of the debentures received five-year warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $4.00 per share and five-year warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $6.00 per share.

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

In December 2009, we repaid our remaining principal amount of $2,750,000.  For the year ended December 31, 2009, we paid $220,000 of interest associated with the principal amount.

Acquisition of Sparkplug Communications, Inc.

On March 14, 2010, we entered into an asset purchase agreement with Sparkplug Communications Inc. (“the Seller”).  Under the asset purchase agreement, we agreed to purchase all customer contracts, the network infrastructure and the related assets of the Seller’s Chicago, Illinois and Nashville, Tennessee networks.  This transaction is valued at $1.6 million of which approximately $1.2 million will be paid in cash and $430,000 will be paid through the issuance of common stock.  The acquisition closing is subject to customary conditions and is expected to close by the end of the second quarter 2010.

Impact of Inflation, Changing Prices and Economic Conditions

Pricing for many technology products and services have historically decreased over time due to the effect of product and process improvements and enhancements.  In addition, economic conditions can affect the buying patterns of customers.  During 2009, the impact of the long economic recession caused many of our prospective customers to either delay their buying decision or to purchase lower bandwidth services than normal.  In addition, general pricing levels for Internet services declined modestly during the year.  We were able to partially offset the effect of these developments by increasing the number of total installations in 2009 by approximately 16% as compared to 2008.  We believe that certain customers may upgrade their bandwidth service when economic conditions improve and their Internet requirements increase.  The continued migration of many business activities and functions to the Internet should also result in increased bandwidth requirements over the long term.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, we utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving appropriate consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to other companies in our industry. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation, or are fundamentally important to our business.

Revenue Recognition.    We normally enter into contractual agreements with our customers for periods ranging between one to three years.  We recognize the total revenue provided under a contract ratably over the contract period, including any periods under which we have agreed to provide services at no cost.  Deferred revenues are recognized as a liability when billings are issued in advance of the date when revenues are earned.  We apply the revenue recognition principles set forth under Securities and Exchange Commission’s Staff Accounting Bulletin 104, (“SAB 104”) which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

Long-Lived Assets.  Long-lived assets consist primarily of property and equipment, and FCC licenses. Long-lived assets are reviewed annually for impairment or whenever events or circumstances indicate their carrying value may not be recoverable. Conditions that would result in an impairment charge include a significant decline in the market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists.  If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.

Asset Retirement Obligations.   The Financial Accounting Standards Board’s (“FASB”) guidance on asset retirement obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated costs.  This guidance requires the recognition of an asset retirement obligation and an associated asset retirement cost when there is a legal obligation associated with the retirement of tangible long-lived assets.  Our network equipment is installed on both buildings in which we have a lease agreement (“Company Locations”) and at customer locations.  In both instances, the installation and removal of our equipment is not complicated and does not require structural changes to the building where the equipment is installed.  Costs associated with the removal of our equipment at company or customer locations are not material, and accordingly, we have determined that we do not presently have asset retirement obligations under the FASB’s accounting guidance.

Off-Balance Sheet Arrangements.    We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as ‘‘Special Purposes Entities.’’

Recent Accounting Pronouncements

In September 2006, the FASB issued an accounting standard which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We adopted this standard on January 1, 2008 for our financial assets and financial liabilities.  On January 1, 2009, we adopted the fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis.  The adoption of this standard did not have a material impact on our financial position or results of operations.

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

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities. This standard amends and enhances disclosure requirements to provide a better understanding of how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on a company’s financial position, financial performance and cash flows. We adopted this standard on January 1, 2009 and have included additional disclosures in our consolidated financial statements.

In April 2008, the FASB issued an accounting standard which provides guidance for determining the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption of this standard on January 1, 2009 did not impact our financial position or results of operations.

In May 2008, the FASB issued an accounting standard that requires the liability and equity components of convertible debt instruments to be accounted for separately if the debt can be settled in cash upon conversion. Our debt could not be settled in cash upon conversion.  This standard became effective January 1, 2009.  Accordingly, there was no impact on our financial position or results of operations upon adoption.

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

In June 2009, the FASB issued an accounting standard which requires entities to disclose the date through which subsequent events have been evaluated as well as whether that date is the date the financial statements were issued or the date the financial statements were made available to be issued. We adopted this standard in the second quarter of 2009.  We have evaluated subsequent events through March 17, 2010 filing of our financial statements with the Securities and Exchange Commission.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). Effective in the third quarter of 2009, the Codification became the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and did not impact our financial position or results of operations.

In August 2009, the FASB issued an accounting standard to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  This standard became effective for us on October 1, 2009 and did not have a significant impact on our financial position or results of operations.

In October 2009, the FASB issued an accounting standard that amended the rules on revenue recognition for multiple-deliverable revenue arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (i) vendor-specific objective evidence; (ii) third-party evidence; or (iii) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The adoption of this standard is not expected to have any impact on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

TOWERSTREAM CORPORATION
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the
Board of Directors and Shareholders of
Towerstream Corporation

We have audited the accompanying consolidated balance sheets of Towerstream Corporation and Subsidiaries (the “Company”) as of December 31, 2009 and December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Towerstream Corporation and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for certain convertible debt and equity instruments (Note 6) effective January 1, 2009.

/s/ Marcum LLP
New York, New York
March 17, 2010

TOWERSTREAM CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
Assets
Current Assets
Cash and cash equivalents	$14,040,839	$24,740,268
Accounts receivable, net of allowance for doubtful accounts of $88,299 and $66,649, respectively	403,073	279,399
Prepaid expenses and other	258,307	319,325
Total Current Assets	14,702,219	25,338,992

Property and equipment, net	13,634,685	12,890,779

FCC licenses	975,000	875,000
Other assets	190,803	183,063
Total Assets	$29,502,707	$39,287,834

Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of capital lease obligations	$-	$25,346
Accounts payable	1,055,804	1,394,476
Accrued expenses	1,086,258	861,390
Deferred revenues	1,028,952	985,403
Short-term debt, net of discount of $142,605	-	2,607,395
Deferred rent	78,889	52,554
Total Current Liabilities	3,249,903	5,926,564

Long-Term Liabilities
Derivative liabilities	566,451	-
Deferred rent	275,182	354,071
Total Long-Term Liabilities	841,633	354,071
Total Liabilities	4,091,536	6,280,635

Commitments (Note 14)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 70,000,000 shares authorized; 34,662,229 and 34,587,854 shares issued and outstanding, respectively	34,662	34,588
Additional paid-in-capital	55,127,710	54,851,755
Accumulated deficit	(29,751,201)	(21,879,144)
Total Stockholders' Equity	25,411,171	33,007,199
Total Liabilities and Stockholders' Equity	$29,502,707	$39,287,834

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008

Revenues	$14,915,435	$10,656,081

Operating Expenses
Cost of revenues (exclusive of depreciation)	3,690,089	3,891,433
Depreciation	4,035,267	3,222,716
Customer support services	2,132,968	1,996,920
Sales and marketing	5,545,714	7,536,158
General and administrative	6,943,086	7,456,168
Total Operating Expenses	22,347,124	24,103,395
Operating Loss	(7,431,689)	(13,447,314)
Other (Expense) Income
Interest income	26,605	578,373
Interest expense	(740,409)	(509,593)
Loss on derivative financial instruments	(478,544)	-
Other, net	(1,213)	1,115
Total Other (Expense) Income	(1,193,561)	69,895
Net Loss	$(8,625,250)	$(13,377,419)

Net loss per common share – basic and diluted	$(0.25)	$(0.39)
Weighted average common shares outstanding – basic and diluted	34,606,798	34,543,972

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009 and 2008

	Common Stock		Additional	Deferred
	Shares	Amount	Paid-In- Capital	Consulting Costs	Accumulated Deficit	Total
Balance at January 1, 2008	34,080,053	$34,080	$53,223,033	$(20,100)	$(8,501,725)	$44,735,288
Conversion of long-term debt	272,727	273	749,727			750,000
Issuance of common stock for bonuses	31,099	31	21,116			21,147
Cashless exercise of warrants	184,938	185	(185)			-
Cashless exercise of options	19,037	19	(19)			-
Payment for fractional shares upon cashless exercise			(9)			(9)
Stock-based compensation			858,092			858,092
Amortization of deferred consulting costs				20,100		20,100
Net loss					(13,377,419)	(13,377,419)
Balance at December 31, 2008	34,587,854	34,588	54,851,755	-	(21,879,144)	33,007,199
Cumulative effect of change in accounting principle - January 1, 2009 reclassification of equity-linked financial instruments to derivative liabilities			(526,927)		753,193	226,266
Issuance of common stock for bonuses	32,687	32	42,493			42,525
Cashless exercise of options	41,688	42	(42)			-
Stock-based compensation			760,431			760,431
Net loss					(8,625,250)	(8,625,250)
Balance at December 31, 2009	34,662,229	$34,662	$55,127,710	$-	$(29,751,201)	$25,411,171

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008
Cash Flows From Operating Activities

Net loss	$(8,625,250)	$(13,377,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	78,736	65,000
Depreciation	4,035,267	3,222,716
Stock-based compensation	802,956	899,339
Non-cash interest on notes payable	-	73,393
Accretion of debt discount	456,778	141,141
Amortization of financing costs	60,192	58,250
Loss on sale and disposition of property and equipment	57,413	83,409
Deferred rent	(52,554)	133,471
Loss on derivative financial instruments	478,544	-
Changes in operating assets and liabilities:
Accounts receivable	(202,410)	(159,778)
Prepaid expenses and other current assets	826	477,024
Accounts payable	(338,672)	(19,493)
Accrued expenses	224,868	175,813
Deferred revenues	43,549	353,897
Total Adjustments	5,645,493	5,504,182
Net Cash Used In Operating Activities	(2,979,757)	(7,873,237)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(4,848,245)	(7,683,855)
Proceeds from sale of property and equipment	11,659	5,700
Acquisition of FCC license	(100,000)	(400,000)
Change in security deposits	(7,740)	(17,715)
Net Cash Used In Investing Activities	(4,944,326)	(8,095,870)

Cash Flows From Financing Activities
Repayment of capital leases	(25,346)	(47,481)
Repayment of short-term debt	(2,750,000)	-
Payment to warrant holders for fractional shares upon cashless exercise	-	(9)
Net Cash Used In Financing Activities	(2,775,346)	(47,490)

Net Decrease In Cash and Cash Equivalents	(10,699,429)	(16,016,597)

Cash and Cash Equivalents – Beginning	24,740,268	40,756,865
Cash and Cash Equivalents – Ending	$14,040,839	$24,740,268

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For the Years Ended December 31,
	2009	2008

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$277,382	$172,427
Income taxes	$12,562	$11,491
Non-cash investing and financing activities:
Conversion of long-term debt into shares of common stock	$-	$750,000

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Nature of Business

Towerstream Corporation (referred to as ‘‘Towerstream’’ or the ‘‘Company’’) was formed on December 17, 1999, and was incorporated in Delaware.  The Company provides broadband services to commercial customers and delivers access over a wireless network transmitting over both regulated and unregulated radio spectrum.   The Company’s service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. The Company provides service to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Philadelphia, Providence and Newport, Rhode Island.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation.    The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements and with Form 10-K and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of the Company’s management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2009 and 2008, and the results of operations and cash flows for the years ended December 31, 2009 and 2008.

Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Actual results could differ from those estimates.

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

The Company also had approximately $13,513,000 invested in four institutional money market funds.  These funds are protected under the Securities Investor Protection Corporation (‘‘SIPC’’), a nonprofit membership corporation which provides limited coverage up to $500,000.

Accounts Receivable.   Accounts receivable are stated at cost less an allowance for doubtful accounts. The allowance for doubtful accounts reflects the Company’s estimate of accounts receivable that will be not collected.  The allowance is based on the history of past write-offs, the aging of balances, collections experience and current credit conditions.  Amounts determined to be uncollectible are written-off against the allowance for doubtful accounts.  Additions to the allowance for doubtful accounts, e.g. bad debt expense, totaled $78,736 and $65,000 for 2009 and 2008, respectively.  Deductions to the allowance for doubtful accounts, e.g. customer write-offs, totaled $57,087 and $75,966 for 2009 and 2008, respectively.

Derivative Financial Instruments.    The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the instrument could be required within 12 months of the balance sheet date.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Property and Equipment.   Property and equipment are stated at cost and include equipment, installation costs and materials. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the useful lives or the term of the respective lease. Network, base station and customer premise equipment are depreciated over estimated useful lives ranging from 5 to 7 years; furniture, fixtures and office equipment from 5 to 7 years; computer equipment from 3 to 5 years; and system software over 3 years.

Expenditures for maintenance and repairs, which do not generally extend the useful life of the assets, are charged to expense as incurred. Gains or losses on disposal of property and equipment are reflected in general and administrative expenses in the statement of operations.

FCC Licenses.    Federal Communications Commission (“FCC”) licenses are initially recorded at cost and are considered to be intangible assets with an indefinite life because the Company is able to maintain the license indefinitely as long as it complies with certain FCC requirements.  The Company intends to maintain compliance with such requirements. The Financial Accounting Standards Board’s (“FASB”) guidance on goodwill and other intangible assets states that an asset with an indefinite useful life is not amortized.  However, as further described in the next paragraph, these assets are reviewed annually for impairment.

Long-Lived Assets.  Long-lived assets consist primarily of property and equipment, and FCC licenses. Long-lived assets are reviewed annually for impairment, or whenever events or circumstances indicate their carrying value may not be recoverable. Conditions that would result in an impairment charge include a significant decline in the market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.

The Company has determined that there were no impairments of its property and equipment or its FCC licenses during the years ended December 31, 2009 and 2008.

The FASB’s guidance on asset retirement obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated costs.  This guidance requires the recognition of an asset retirement obligation and an associated asset retirement cost when there is a legal obligation associated with the retirement of tangible long-lived assets.  The Company’s network equipment is installed on both buildings in which the Company has a lease agreement (“Company Locations”) and at customer locations.  In both instances, the installation and removal of the Company’s equipment is not complicated and does not require structural changes to the building where the equipment is installed.  Costs associated with the removal of the Company’s equipment at company or customer locations are not material, and accordingly, the Company has determined that it does not presently have asset retirement obligations under the FASB’s accounting guidance.

Fair Value of Financial Instruments.   In January 2008, the Company adopted the provisions of the FASB’s guidance for fair value measurements which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.  Adoption did not have a material impact on the consolidated financial statements.  Fair value is defined as an exit price, the amount that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with the FASB’s guidance.  See Note 13 for a further discussion regarding the Company’s measurement of financial assets and liabilities at fair value.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

Income Taxes.    Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted.  A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not of being sustained.

Segment Information.   The FASB has established standards for reporting information on operating segments of an enterprise in interim and annual financial statements.  The Company operates in one segment which is the business of broadband services.  The Company’s chief operating decision-maker reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating segment.

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

Deferred Revenues.     Customers are billed monthly in advance.  Deferred revenues are recognized for that portion of monthly charges not yet earned as of the end of the reporting period.  Deferred revenues are also recognized for certain customers who pay for their services in advance.

Advertising Costs.   The Company charges advertising costs to expense as incurred. Advertising costs for the years ended December 31, 2009 and 2008 were approximately $789,000 and $868,000, respectively, and are included in sales and marketing expenses in the statements of operations.

Stock-Based Compensation.    The Company accounts for stock-based awards issued to employees in accordance with FASB guidance.  Such awards primarily consist of options to purchase shares of common stock. The fair value of stock-based awards is determined on the grant date using a valuation model.  The fair value is recognized as compensation expense, net of estimated forfeitures, on a straight line basis over the service period, which is normally the vesting period.

Basic and Diluted Net Loss Per Share.  Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive.  The exercise of these common stock equivalents would dilute earnings per shares if the Company becomes profitable in the future.  The exercise of the outstanding stock options and warrants could generate proceeds up to approximately $26,297,000.

	Years Ended December 31,
	2009	2008
Stock Options	3,738,638	3,335,793
Warrants	4,332,310	4,332,310
Convertible debt	-	1,000,001
Total	8,070,948	8,668,104

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

Reclassifications.    Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements.  These reclassifications have no effect on the previously reported net loss.

Recent Accounting Pronouncements.   In September 2006, the FASB issued an accounting standard which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted this standard on January 1, 2008 for its financial assets and financial liabilities.  On January 1, 2009, the Company adopted the fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.  Refer to Note 13 for additional discussion on fair value measurements.

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

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities. This standard amends and enhances disclosure requirements to provide a better understanding of how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on a company’s financial position, financial performance and cash flows. The Company adopted this standard on January 1, 2009 and has included additional disclosures in its consolidated financial statements.

In April 2008, the FASB issued an accounting standard which provides guidance for determining the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption of this standard on January 1, 2009 did not impact the Company’s financial position or results of operations.

In May 2008, the FASB issued an accounting standard that requires the liability and equity components of convertible debt instruments to be accounted for separately if the debt can be settled in cash upon conversion.  The Company’s debt could not be settled in cash upon conversion.  This standard became effective January 1, 2009.  Accordingly, there was no impact on the Company’s financial position or results of operations upon adoption.

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

In June 2009, the FASB issued an accounting standard which requires entities to disclose the date through which subsequent events have been evaluated as well as whether that date is the date the financial statements were issued or the date the financial statements were made available to be issued.  The Company adopted this standard in the second quarter of 2009.  The Company has evaluated subsequent events through the March 17, 2010 filing of its financial statements with the SEC.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). Effective in the third quarter of 2009, the Codification became the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and did not impact the Company’s financial position or results of operations.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

In August 2009, the FASB issued an accounting standard to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  This standard became effective for the Company on October 1, 2009 and did not have a significant impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued an accounting standard that amended the rules on revenue recognition for multiple-deliverable revenue arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (i) vendor-specific objective evidence; (ii) third-party evidence; or (iii) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s financial position and results of operations.

Note 3.    Property and Equipment, net

The Company’s property and equipment, net is comprised of:

	December 31,
	2009	2008
Network and base station equipment	$13,282,567	$11,075,631
Customer premise equipment	9,324,444	7,079,096
Furniture, fixtures and equipment	1,525,980	1,525,980
Computer equipment	610,847	559,645
System software	819,305	789,810
Leasehold improvements	775,420	775,420
	26,338,563	21,805,582
Less: accumulated depreciation	12,703,878	8,914,803
	$13,634,685	$12,890,779

Depreciation expense for the years ended December 31, 2009 and 2008 was $4,035,267 and $3,222,716, respectively. The Company sold or wrote-off property and equipment with $315,264 of cost and $246,192 of accumulated depreciation for the year ended December 31, 2009.  The Company sold or wrote-off property and equipment with $187,485 of cost and $98,375 of accumulated depreciation for the year ended December 31, 2008.

Property held under capital leases included within the Company’s property and equipment consists of the following:

	December 31,
	2009	2008
Network and base station equipment	$168,441	$168,441
Less: accumulated depreciation	130,515	106,099
	$37,926	$62,342

The Company wrote-off property and equipment under capital leases with $26,261 of cost and $25,386 of accumulated deprecation during the year ended December 31, 2008.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

Note 4.  Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2009	2008
Payroll and related	$430,360	$510,608
Penalties	95,726	149,976
Interest	-	55,000
Rent	8,900	50,149
Marketing	79,026	-
Property and equipment	140,566	-
Professional services	157,151	17,953
Other	174,529	77,704
Total	$1,086,258	$861,390

Note 5.    Debt

In January 2007, the Company issued $3,500,000 of 8% senior convertible debentures (the ‘‘Debentures’’). The Debentures matured on December 31, 2009 and were convertible, in whole or in part, into shares of common stock at an initial conversion price of $2.75 per share.  In addition, holders of the Debentures received warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $4.00 per share and warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $6.00 per share. These warrants are exercisable until January 2012 and were calculated using the Black-Scholes option pricing model. The proceeds were allocated between the warrants ($526,927) and the Debentures ($2,973,073) based on their relative fair values.  The initial, discounted carrying value of the Debentures of $2,973,073 was accreted to the maturity value over the term of the Debentures.  The amount of accretion recorded in each period was recognized as non-cash interest expense. Interest expense totaled $676,778 during 2009 and included $220,000 associated with the 8% coupon and $456,778 associated with the accretion of the discount.  Interest expense totaled $361,689 during 2008 and included $220,548 associated with the 8% coupon and $141,141 associated with the accretion of the discount.

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

On December 31, 2009, the maturity date, the Company paid $2,750,000 to the holder of all outstanding Debentures.

In connection with the Debentures, the Company incurred placement agent fees totaling approximately $140,000 and issued placement agent warrants to purchase up to 63,636 shares of common stock at an exercise price of $4.50 per share. The warrants are exercisable for five years and were valued at $34,750 using the Black-Scholes pricing model.  These financing costs were amortized ratably through December 31, 2009.

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

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

The derivative liabilities were valued using the Black-Scholes option pricing model and the following assumptions:

	December 31, 2009	January 1, 2009	January 18, 2007

Debenture conversion feature:
Risk-free interest rate	0%	0.4%	4.7%
Expected volatility	0%	74%	60%
Expected life (in years)	0	1	3
Expected dividend yield	-	-	-

Warrants:
Risk-free interest rate	1.1%	1.0%	4.7%
Expected volatility	86%	74%	60%
Expected life (in years)	2	3	3
Expected dividend yield	-	-	-

Fair value:
Debenture conversion feature	$-	$11,838	$856,025
Warrants	$566,451	$76,069	$620,316

The risk-free interest rate was based on rates established by the Federal Reserve.  Effective in the first quarter of 2008, the Company based expected volatility on the historical volatility for its common stock.  Previously, the Company’s estimated volatility was based on the volatility of publicly-traded peers.  The expected life of the Debentures’ conversion option was based on the maturity of the Debentures and the expected life of the warrants was based on their full term.  The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

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

The warrants were originally recorded at their relative fair value as an increase in additional paid-in-capital.  Changes in the accumulated deficit include $635,241 of interest expense associated with the accretion of additional discount recognized on the Debenture and $1,388,434 in gains resulting from decreases in the fair value of the derivative liabilities through December 31, 2008.  The derivative liability amounts reflect the fair value of each derivative instrument as of the January 1, 2009 date of implementation.  The Debenture amounts represent the additional discount recorded upon adoption of this new standard.  This discount was recognized in 2009 as additional interest expense.

On December 31, 2009, the Company repaid the Debentures.  Therefore, as of December, 31, 2009, there was no value associated with the debenture conversion feature.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

 Note 7.    Capital Stock

The Company is authorized to issue 5,000,000 shares of preferred stock at a par value of $0.001.  There were no issuances of preferred stock as of December 31, 2009 and 2008, respectively.

The Company is authorized to issue 70,000,000 shares of common stock at a par value of $0.001. The holders of common stock are entitled to one vote per share.  The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of legally available funds. Upon liquidation, dissolution or winding-up, the holders of the Company’s common stock are entitled to share ratably in all assets that are legally available for distribution. The holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of the Company’s common stock are subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock, which may be designated solely by action of the board of directors and issued in the future.

In 2009, 32,687 shares of common stock were issued to executive officers as part of their quarterly bonuses.  The Company recognized compensation expense totaling $42,525, which represented the fair value of the shares on the date of issuance.

During 2009, stock options were exercised by current or former employees to purchase a total of 144,177 of shares.  These options were exercised on a cashless basis resulting in the issuance of 41,688 shares.  Under a cashless exercise, the holder uses a portion of the shares that would otherwise be issuable upon exercise, rather than cash, as consideration for the exercise.  The amount of net shares issuable in connection with a cashless exercise will vary based on the exercise price of the option or warrant compared to the current market price of the Company’s common stock on the date of exercise.

During 2008, two former employees exercised options to purchase a total of 185,705 shares.  The options were exercised on a cashless exercise basis resulting in the issuance of 19,037 shares.  Also in 2008, two former employees exercised warrants to purchase a total of 251,717 shares.  The warrants were exercised on a cashless exercise basis resulting in the issuance of 184,938 shares.

In 2008, 31,099 shares of common stock were issued to executive officers as part of their quarterly bonuses.  The Company recognized compensation expense totaling $21,147, which represented the fair value of the shares on the date of issuance.

Note 8.  Share-Based Compensation

The Company uses the Black-Scholes valuation model to value options granted to employees, directors and consultants.  Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period.  Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $760,431 and $858,092 for the years ended December 31, 2009 and 2008, respectively.  Stock-based compensation for the amortization of stock-based consulting fees totaled $20,100 for the year ended December 31, 2008.  Stock-based compensation is included in general and administrative expenses in the accompanying consolidated statements of operations.

The unamortized amount of stock options expense was $677,556 as of December 31, 2009 which will be recognized over a weighted-average period of 1.57 years. There were no unamortized stock-based consulting fees as of December 31, 2009.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option valuation model and the following weighted average assumptions:

	Years Ended December 31,
	2009	2008

Risk-free interest rate	0.2% - 2.9%	1.7% - 3.4%
Expected volatility	79% - 88%	74% - 98%
Expected life (in years)	0.1 - 6.8	5 - 6.5
Expected dividend yield	0%	0%

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

The risk-free interest rate is based on rates established by the Federal Reserve. The Company’s expected volatility was based upon the historical volatility for its common stock.  The expected life of the Company’s options was determined using the simplified method as a result of its historical data.  The dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

The Company recorded additional stock-based compensation related to the issuance of common stock to executive officers as a part of their bonus programs, which totaled $42,525 and $21,147 for the years ended December 31, 2009 and 2008, respectively.  Total shares issued to executive officers were 32,687 and 31,099 for the years ended December 31, 2009 and 2008, respectively.

Note 9.   Employee Benefit Plan

The Company has established a 401(k) retirement plan (“401(k) plan”) which covers all eligible employees who have attained the age of twenty-one and have completed 30 days of employment with the Company. The Company can elect to match up to a certain amount of employees’ contributions to the 401(k) plan.  No employer contributions were made during the years ended December 31, 2009 and 2008.

Note 10.   Income Taxes

The provision for income taxes using the statutory Federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	For the Years Ended December 31,
	2009	2008
Federal statutory rate	(34.0)%	(34.0)%
State taxes	(6.0)%	(6.0)%
Permanent differences	3.9%	0.0%
Valuation allowance	36.1%	40.0%
Effective tax rate	0.0%	0.0%

The Company files income tax returns for Towerstream Corporation and its subsidiaries in the United States with the Internal Revenue Service and with various state jurisdictions.  As of December 31, 2009, the tax returns for Towerstream Corporation for the years 2006 through 2009 remain open to examination by the Internal Revenue Service and various state authorities.

Deferred tax assets (liabilities) consist of the following:

	For the Years Ended December 31,
	2009	2008
Net operating loss carryforward	$11,134,911	$7,939,891
Stock-based compensation	894,420	608,559
Allowance for doubtful accounts	35,320	26,660
Other	16,195	16,764
Deferred tax assets	12,080,846	8,591,874

Depreciation	(1,301,223)	(947,372)
FCC licenses	(54,556)	(28,778)
Deferred tax liabilities	(1,355,779)	(976,150)

Net deferred tax assets	10,725,067	7,615,724
Valuation allowance	(10,725,067)	(7,615,724)
Net	$-	$-

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, the Company adopted the FASB’s guidance on accounting for uncertainty in income taxes.  In accordance with this guidance, interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable.  No interest and penalties were recorded during the years ended December 31, 2009 and 2008, respectively.  As of December 31, 2009 and 2008, no liability for unrecognized tax benefits was required to be recorded.

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

Valuation Allowance

In assessing the realizability of deferred tax assets, the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, the Company is allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. A full valuation allowance has been recorded for the deferred tax asset balance as of December 31, 2009 and 2008. The change in valuation allowance was $3,109,343 and $5,043,822, respectively for the years ended December 31, 2009 and 2008.  A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance, net of appropriate reserves.

Note 11.    Stock Option Plans

In January 2007 the Company adopted the 2007 Equity Compensation Plan (the ‘‘2007 Plan’’).  The 2007 Plan provides for the issuance of options, stock appreciation rights, restricted stock, restricted stock units, bonus shares and dividend equivalents to officers and other employees, consultants and directors of the Company.  The total number of shares of common stock issuable under the 2007 Plan is 2,403,922. A total of 2,315,402 stock options or common stock has been issued under the 2007 Plan as of December 31, 2009.

In May 2007, the Board of Directors approved the adoption of the 2007 Incentive Stock Plan which provides for the issuance of up to 2,500,000 shares of common stock in the form of options or restricted stock (the ‘‘2007 Incentive Stock Plan’’). The 2007 Incentive Stock Plan was approved by the Company’s stockholders in May 2007. A total of 1,352,419 stock options or common stock has been issued under the 2007 Incentive Stock Plan as of December 31, 2009.

Options granted under both the 2007 Plan and the 2007 Incentive Plan have terms up to ten years and are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. The total number of shares of common stock that remain available for issuance as of December 31, 2009 under the 2007 Plan and the 2007 Incentive Stock Plan combined is 1,236,101 shares.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

In August 2008, the Company’s stockholders approved the adoption of the 2008 Non-Employee Directors Compensation Plan (the “2008 Directors Plan”).  Under the 2008 Directors Plan, an aggregate of 1,000,000 shares have been reserved for issuance.  As of December 31, 2009, 200,000 shares have been issued under this plan.  Options granted under the 2008 Directors Plan have terms of up to five years and are exercisable at a price per share equal to the fair market value of the underlying common stock on the date of grant.

Transactions under the stock option plans during the years ended December 31, 2009 and 2008 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2008	2,328,067	$2.08
Granted during 2008	1,261,032	1.26
Exercised	(185,705)	1.43
Forfeited /expired	(67,601)	1.70
Outstanding as of December 31, 2008	3,335,793	$1.82
Granted during 2009	690,526	0.86
Exercised	(144,177)	1.27
Forfeited /expired	(143,504)	1.27
Outstanding as of December 31, 2009	3,738,638	$1.69

The weighted average fair value of the options granted during 2009 and 2008 were $0.58 and $0.92, respectively.

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2009:

Options Outstanding						Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Proceeds Upon Exercise	Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
$0.68-$0.78	1,182,332	6.96	$0.75	$882,799	$1,410,925	739,000	$0.76	6.48	$875,494
$0.93-$1.22	570,386	6.35	1.16	662,040	444,509	550,386	1.17	6.24	424,309
$1.32-$1.45	1,218,309	5.83	1.42	1,733,848	629,671	984,975	1.43	5.20	504,504
$1.61	75,000	9.84	1.61	120,750	24,750	-	-	-	-
$2.00-$2.25	347,611	7.65	2.11	733,598	-	212,422	2.16	7.43	-
$3.70	135,000	7.49	3.70	499,500	-	90,000	3.70	7.49	-
$7.05	135,000	7.35	7.05	951,750	-	90,000	7.05	7.35	-
$9.74	75,000	2.12	9.74	730,500	-	75,000	9.74	2.12	-
	3,738,638	6.55	$1.69	$6,314,785	$2,509,855	2,741,783	$1.74	6.22	$1,804,307

The intrinsic value is calculated as the difference between the closing price of the Company’s common stock at December 31, 2009, which was $1.94 per share, and the exercise price of the options.

The number of shares issuable upon the exercise of outstanding options, and the proceeds upon the exercise of such options, will be lower if an option holder elects to exercise on a cashless basis.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

Note 12.    Stock Warrants

The Company has issued warrants to purchase shares of common stock which expire at various dates through June 2012.

Changes in warrants outstanding for the years ended December 31, 2009 and 2008 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding as of January 1, 2008	4,672,325	$4.34
Exercised during 2008	(251,717)	0.75
Forfeited/expired	(88,298)	1.27
Warrants outstanding as of December 31, 2008	4,332,310	4.61
Exercised during 2009	-	-
Forfeited/expired	-	-
Warrants outstanding as of December 31, 2009	4,332,310	$4.61

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2009:

Warrants Outstanding					Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Proceeds Upon Exercise	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
$4.00	936,364	2.17	$4.00	$3,745,456	936,364	$4.00	2.17
$4.50	2,759,582	2.03	4.50	12,418,119	2,759,582	4.50	2.03
$6.00	636,364	2.03	6.00	3,818,184	636,364	6.00	2.03
	4,332,310	2.06	$4.61	$19,981,759	4,332,310	$4.61	2.06

There is no intrinsic value associated with the Company’s warrants outstanding or exercisable as of December 31, 2009.

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

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009:

		Fair Value Measurements at December 31, 2009
	Total Carrying Value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$14,040,839	$14,040,839	$-	$-
Derivative liabilities	$566,451	$-	$-	$566,451

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities.  The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during year ended December 31, 2009.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Years Ended December 31,
	2009	2008
Beginning balance	$-	$-
Net unrealized loss on derivative financial instruments	(478,544)	-
Ending balance	$(478,544)	$-

The aggregate fair value of the derivative liabilities measured on January 1, 2009 was $87,907.

Note 14.    Commitments and Contingencies

Lease Obligations.    The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through March 2019.

As of December 31, 2009, total future lease commitments were as follows:

Year Ending December 31,
2010	$2,933,663
2011	2,602,735
2012	2,410,034
2013	1,601,144
2014	739,192
Thereafter	1,120,139
$11,406,907

Rent expense for the years ended December 31, 2009 and 2008 totaled approximately $2,614,000 and $2,055,000, respectively.

In March 2007, the Company entered into a lease agreement for its corporate offices (the “Original Space”). In August 2007, the Company signed a lease amendment adding approximately 25,000 square feet (the “Additional Space”) and extending the lease term. The new lease term commenced in October 2007 and terminates six years from the date of commencement with an option to renew for an additional five-year term.  The Company’s annual rent payments totaled approximately $527,000 in 2009 and will remain at that level through February 2010, before increasing to approximately $558,000 through May 2012, and approximately $590,000 through the end of the lease.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

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

Other Commitments and Contingencies.  One of the purchase agreements related to FCC licenses includes a contingent payment of $275,000, depending on the status of the license with the FCC, and whether the Company has obtained approval to broadcast terrestrially in the 3650 to 3700 MHz band.  The contingent payment includes the issuance of common stock with a value of $275,000 (due in May 2011).

Note 15.    Subsequent Events

On March 14, 2010, the Company entered into an asset purchase agreement with Sparkplug Communications Inc. (“the Seller”).  Under the asset purchase agreement, the Company agreed to purchase all customer contracts, the network infrastructure and the related assets of the Seller’s Chicago, Illinois and Nashville, Tennessee networks.  This transaction is valued at $1.6 million of which approximately $1.2 million will be paid in cash and $430,000 will be paid through the issuance of common stock.  The acquisition closing is subject to customary conditions and is expected to close by the end of the second quarter 2010.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2009, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in the proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later then 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 11. Executive Compensation.

The information required by this item will be set forth in the proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later then 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later then 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later then 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in the proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later then 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

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

10.9	Office Lease Agreement dated March 21, 2007 between Tech 2, 3, & 4 LLC (Landlord) and Towerstream Corporation (Tenant).
10.10	First Amendment to Office Lease dated August 8, 2007, amending Office Lease Agreement dated March, 21 2007.
10.11*	2008 Non-Employee Directors Compensation Plan.
21.1	List of Subsidiaries.
23.1	Consent of Marcum LLP.
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer.

* Management compensatory plan
  ** Management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: March 17, 2010	By:	/s/ Jeffrey M. Thompson
Jeffrey M. Thompson President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Jeffrey M. Thompson	Director and Chief Executive Officer	March 17, 2010
Jeffrey M. Thompson	(President and Principal Executive Officer)

/s/ Joseph P. Hernon	Chief Financial Officer	March 17, 2010
Joseph P. Hernon	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Philip Urso	Director - Chairman of the Board of Directors	March 17, 2010
Philip Urso

/s/ Howard L. Haronian, M.D.	Director	March 17, 2010
Howard L. Haronian, M.D.

/s/ William J. Bush	Director	March 17, 2010
William J. Bush

/s/ Paul Koehler	Director	March 17, 2010
Paul Koehler

EXHIBIT INDEX

Exhibit No.	Description
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

10.9	Office Lease Agreement dated March 21, 2007 between Tech 2, 3, & 4 LLC (Landlord) and Towerstream Corporation (Tenant).
10.10	First Amendment to Office Lease dated August 8, 2007, amending Office Lease Agreement dated March, 21 2007.
10.11*	2008 Non-Employee Directors Compensation Plan.
21.1	List of Subsidiaries.
23.1	Consent of Marcum LLP.
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer.

* Management compensatory plan
  ** Management contract