Form 10-K/A
period 2009-12-31
TOWERSTREAM CORP
filed 2010-04-29
CIK 1349437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2010 (the “Original Filing”), for the sole purpose of including the information required by Part III. This information was permitted to have been incorporated by reference from our definitive proxy statement for our 2010 annual meeting of stockholders, if such proxy statement had been filed with the SEC within 120 days of our 2009 fiscal year-end.

As a result of this Amendment No. 1, we are also filing as exhibits the certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 does not change any of the information contained in the Original Filing.  This Amendment No. 1 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names, ages, and positions of our current directors and executive officers.  Our directors hold office for one-year terms until the following annual meeting of stockholders and until his or her successor has been elected and qualified or until the director’s earlier resignation or removal. Officers are elected annually by the Board of Directors (the “Board”) and serve at the discretion of the Board.

Name	Age	Position
Jeffrey M. Thompson	45	President, Chief Executive Officer and Director
Philip Urso	51	Chairman of the Board of Directors
Joseph P. Hernon	50	Chief Financial Officer
Melvin L. Yarbrough, Jr.	44	Chief Revenue Officer
Howard L. Haronian, M.D.(1)(2)(3)	48	Director
Paul Koehler(1)(3)	50	Director
William J. Bush(1)(2)	45	Director

(1) Member of our Audit Committee.
(2) Member of our Compensation Committee.
(3) Member of our Nominating Committee.

The biographies below include information related to service by the persons below to Towerstream Corporation and our subsidiary, Towerstream I, Inc. On January 4, 2007, we merged with and into a wholly-owned Delaware subsidiary, for the sole purpose of changing our state of incorporation to Delaware. On January 12, 2007, a wholly-owned subsidiary of ours completed a reverse merger with and into a private company, Towerstream Corporation, with Towerstream Corporation (the private company) being the surviving company and becoming a wholly-owned subsidiary of ours. Upon closing of the merger, we discontinued our former business and succeeded to the business of Towerstream Corporation as our sole line of business. At the same time, we also changed our name from University Girls Calendar Ltd to Towerstream Corporation, and our newly acquired subsidiary, Towerstream Corporation, changed its name to Towerstream I, Inc.

Jeffrey M. Thompson co-founded Towerstream I, Inc. in December 1999 with Philip Urso. Mr. Thompson has served as a director since inception and as chief operating officer from inception until November 2005 when Mr. Thompson became president and chief executive officer. Since the completion of our reverse merger in January 2007, Mr. Thompson has been our president, chief executive officer and a director.  In 1995, Mr. Thompson co-founded and was vice president of operations of EdgeNet Inc., a privately held Internet service provider (which was sold to Citadel Broadcasting Corporation in 1997 and became eFortress (“eFortress”)) through 1999. Mr. Thompson holds a B.S. degree from the University of Massachusetts.

Philip Urso co-founded Towerstream I, Inc. in December 1999 with Jeffrey M. Thompson. Mr. Urso has served as a director and chairman since inception and as chief executive officer from inception until November 2005. Since the completion of our reverse merger in January 2007, Mr. Urso has been our chairman and a director. In 1995, Mr. Urso co-founded eFortress (previously EdgeNet Inc.) and served as its president through 1999. From 1983 until 1997, Mr. Urso owned and operated a group of radio stations. In addition, Mr. Urso co-founded the regional cell-tower company, MCF Communications, Inc.

Joseph P. Hernon has been our chief financial officer, principal financial officer and principal accounting officer since joining the Company in May 2008. From November 2007 until May 2008, Mr. Hernon was a financial consultant to a high technology company. From November 2005 until October 2007, Mr. Hernon served as the chief financial officer of Aqua Bounty Technologies Inc., a biotechnology company dedicated to the improvement of productivity in the acquaculture industry through the application of biotechnology. From August 1996 until October 2005, Mr. Hernon served as vice president, chief financial officer and secretary of Boston Life Sciences Inc., a biotechnology company focused on developing therapeutics and diagnostics for central nervous system diseases. From January 1987 until August 1996, Mr. Hernon held various positions while employed at Price Waterhouse Coopers LLP, an international accounting firm.  Mr. Hernon is a certified public accountant and holds a B.S. degree in Business Administration from the University of Lowell, Massachusetts and a M.S. degree in Accounting from Bentley College in Waltham, MA.

Melvin L. Yarbrough, Jr. has been our chief revenue officer since August 2008.  Mr. Yarbrough has been employed by Towerstream since April 2007, serving as Vice President of Sales until his appointment as Chief Revenue Officer.  Mr. Yarbrough came to Towerstream from Hoovers (Dun and Bradstreet (“D&B”)), where he first served as Vice President of Business Development and then Vice President of Subscription Sales from 2005 until 2007. Prior to joining D&B, Mr. Yarbrough spent nearly a decade in several executive sales positions, including serving as Senior Vice President of Sales, Marketing and Alliance Channel at StarCite, an on-demand global meetings management company, and as Vice President of Sales at Handango, a handheld and wireless software solutions company. Mr. Yarbrough holds a B.A. degree in Economics and Business from Southern Methodist University and a J.D. degree from Vanderbilt University School of Law.

Howard L. Haronian, M.D., has served as a director of Towerstream I, Inc. since inception in December 1999. Since the completion of our reverse merger in January 2007, Dr. Haronian has been a director. Dr. Haronian is an interventional cardiologist and has been president of Cardiology Specialists, Ltd. of Rhode Island since 1994. Dr. Haronian has served on the clinical faculty of the Yale School of Medicine since 1994. Dr. Haronian has directed the cardiac catheterization program at Westerly Hospital since founding the program in 2003.

Paul Koehler has been a director since January 2007. Mr. Koehler has served as vice president of corporate development of Pacific Ethanol, Inc. (NasdaqGM: PEIX) since June 2005. Mr. Koehler has over twenty years of experience in the power and renewable fuels industries and in marketing, trading and project development. Prior to working for Pacific Ethanol Inc., from 2001 to 2005, Mr. Koehler developed wind power projects for PPM Energy Inc., a wind power producer and marketer. Mr. Koehler was president and co-founder of Kinergy Corporation, a consulting firm focused on renewable energy, project development and risk management from 1993 to 2003. During the 1990s, Mr. Koehler worked for Portland General Electric Company and Enron Corp. in marketing and origination of long- term transactions, risk management and energy trading. Mr. Koehler holds a B.A. degree from the Honors College at the University of Oregon.  Mr. Koehler currently serves on the Board of Directors of Oregon College of Art and Craft, a private art college, and has been a director since 2009.  Mr. Koehler also served on the Board of Directors of Oregon College of Art and Craft, from 2005 through 2007.

William J. Bush has been a director since January 2007. Since October 2008, Mr. Bush has served as the chief financial officer of Solar Semiconductor, Ltd., a global distributor of photovoltaic products and services. From January 2006 through December 2007, Mr. Bush served as chief financial officer of ZVUE Corporation (formerly known as Handheld Entertainment, Inc. (Pink Sheets: ZVUE.PK)), a distributor of user generated content. Mr. Bush has over twenty years of experience in accounting, financial support and business development. From 2002 to 2005, Mr. Bush was the chief financial officer and secretary for International Microcomputer Software, Inc. (OTCBB: IMSI.OB), a developer and distributor of precision design software, content and on-line services. Prior to that he was a director of business development and corporate controller for Buzzsaw.com, Inc. Mr. Bush was one of the founding members of Buzzsaw.com, Inc., a privately held company spun off from Autodesk, Inc. in 1999, focusing on online collaboration, printing and procurement applications. From 1997 to 1999, Mr. Bush worked as corporate controller at Autodesk, Inc. (NasdaqGM: ADSK), the fourth largest software applications company in the world. Prior to that, Mr. Bush worked for seven years in public accounting, first with Ernst & Young, and later with Price Waterhouse in Munich, Germany. Mr. Bush holds a B.S. degree in Business Administration from U.C. Berkeley and is a certified public accountant. Mr. Bush currently serves on the Board of Directors of FindEx.com (OTCBB: FIND), a Bible study software provider, and has been a director since 2007.  Mr. Bush also currently serves on the Board of Directors of Thin Identity, Inc., a software and solutions company dedicated to transforming the virtual desktop experience, and has been a director since 2009.

Except for Howard L. Haronian and Philip Urso, who are cousins, there are no family relationships among our directors or executive officers.

Board Committees

Since January 2007, the standing committees of our Board  consist of an Audit Committee, a Compensation Committee and a Nominating Committee.  Each member of our committees is “independent” as such term is defined under and required by the federal securities laws and the rules of The NASDAQ Stock Market.  The charters of each of the committees have been approved by our Board and are available on our website at www.towerstream.com.

Audit Committee

The Audit Committee is comprised of three directors: William Bush, Howard L. Haronian, M.D., and Paul Koehler.  Mr. Bush is the Chairman of the Audit Committee.  The Audit Committee’s duties are to recommend to our Board the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by independent public accountants, including their recommendations to improve the system of accounting and internal controls.  The Audit Committee oversees the independent auditors, including their independence and objectivity.  However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors.  The Audit Committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the Audit Committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors.  Each of our Audit Committee members possesses an understanding of financial statements and generally accepted accounting principles.  Our Board has determined that Mr. Bush is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Compensation Committee

The Compensation Committee is comprised of Howard L. Haronian, M.D., and William Bush.  Dr. Haronian is the Chairman of the Compensation Committee.  The Compensation Committee has certain duties and powers as described in its charter, including but not limited to periodically reviewing and approving our salary and benefits policies, compensation of executive officers, administering our stock option plans, and recommending and approving grants of stock options under such plans.

Nominating Committee

The Nominating Committee is comprised of Howard L. Haronian, M.D., and Paul Koehler.  Dr. Haronian is Chairman of the Nominating Committee.  The Nominating Committee considers and makes recommendations on matters related to the practices, policies and procedures of the Board of Directors and takes a leadership role in shaping our corporate governance. As part of its duties, the Nominating Committee assesses the size, structure and composition of the Board and its committees, coordinates evaluation of Board performance and reviews Board compensation. The Nominating Committee also acts as a screening and nominating committee for candidates considered for election to the Board.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Compensation of Directors

The following table summarizes the compensation awarded during the fiscal year ended December 31, 2009 to our directors who are not named executive officers in the summary compensation table below:

Name	Fees Earned or Paid in Cash		Option Awards (1)(2)	Total
Philip Urso	$31,000	(3)	$18,343	$49,343
Howard L. Haronian, M.D.	$36,000	(3)	$18,343	$54,343
Paul Koehler	$31,500		$18,343	$49,843
William Bush	$35,500	(3)	$18,343	$53,843

(1)
Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification.  Our policy and assumptions made in the valuation of share-based payments are contained in Note 8 to our December 31, 2009 financial statements.

(2)
Information provided relates to the issuance in 2009 of options to purchase 50,000 shares each for Messrs. Urso, Koehler and Bush, and Dr. Haronian.  Does not include outstanding options to purchase an aggregate of 412,886 shares, 75,039 shares, 60,000 shares and 62,500 shares held by Mr. Urso, Dr. Haronian, Mr. Koehler and Mr. Bush, respectively.

(3)	Includes $1,000 of fees earned during fiscal year 2009 that were not paid until fiscal year 2010.

Pursuant to the 2008 Non-Employee Directors Compensation Plan, each non-employee director is entitled to receive five-year options to purchase 50,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant upon such non-employee director’s election or appointment to our Board and thereafter each year on the first business day in June, subject to such director remaining on the Board. Non-employee directors also receive $25,000 per annum in cash and an additional $1,000 per Board meeting attended in person or by telephone, and $500 per committee meeting attended in person or by telephone.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the year ended December 31, 2009, except that Jeffrey M. Thompson, our President, Chief Executive Officer and a director, failed to timely file Form 4s reporting the grant of an option to purchase shares of our common stock on May 6, 2009 and the issuance of common stock as bonus shares on May 11, 2009 and August 11, 2009, Joseph P. Hernon, our Chief Financial Officer, failed to timely file Form 4s reporting the grant of an option to purchase shares of our common stock on May 6, 2009 and the issuance of common stock as bonus shares on May 11, 2009 and August 11, 2009, and Melvin L. Yarbrough, Jr., our Chief Revenue Officer, failed to timely file Form 4s reporting the grant of an option to purchase shares of our common stock on May 6, 2009 and the issuance of common stock as bonus shares on May 11, 2009 and August 11, 2009.

Code of Ethics

Our Board has adopted a code of conduct and ethics that establishes the standards of ethical conduct applicable to all directors, officers and employees of Towerstream Corporation. The code addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures, and internal control over financial reporting, corporate opportunities and confidentiality requirements. The Audit Committee is responsible for applying and interpreting our code of conduct and ethics in situations where questions are presented to it.  There were no amendments or waivers to this code in fiscal year 2009.  Our code of ethics is available for review on our website at www.towerstream.com.   We will provide a copy of our code of ethics free of charge to any person who so requests. Requests should be directed by e-mail to Philip Mongada, our Vice President of Human Resources, at pmongada@towerstream.com, by mail to Towerstream Corporation, 55 Hammarlund Way, Middletown, Rhode Island 02842, or by telephone at (401) 848-5848.

Item 11. Executive Compensation.

The following table summarizes the annual and long-term compensation paid to our chief executive officer and our two other most highly compensated executive officers who were serving at the end of 2009, whom we refer to collectively in this prospectus as the “named executive officers”:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Option Awards(1)		Other Compensation (2)	Total
Jeffrey M. Thompson	2009	$236,250	$114,374	(3)	$74,480	(4)	-	$425,104
President and Chief Executive Officer	2008	$225,000	$121,533	(5)	$43,095	(6)	-	$389,628

Joseph P. Hernon	2009	$190,000	$78,788	(7)	$59,584	(8)	-	$328,372
Chief Financial Officer (14)	2008	$114,487	$60,715	(9)	$197,055	(10)	$4,156	$376,413

Melvin L. Yarbrough, Jr.	2009	$190,000	$62,133	(11)	$59,584	(8)	-	$311,717
Chief Revenue Officer	2008	$179,480	$95,053	(12)	$108,142	(13)	$2,172	$384,847

(1)
Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification.  Our policy and assumptions made in the valuation of share-based payments are contained in Note 8 to our December 31, 2009 financial statements.

(2)	Includes reimbursement for relocation costs, including travel.

(3)
Consists of $78,782 paid in cash and $35,592 paid in common stock.  Mr. Thompson was awarded $41,506 in cash and $23,167 in common stock in 2009 in recognition of services performed during 2009 and Mr. Thompson was awarded $37,276 in cash and $12,425 in common stock in February 2010 in recognition of services performed during 2009.

(4)
Represents a ten-year option to purchase 125,000 shares of our common stock at an exercise price of $0.78 per share granted on May 6, 2009 in recognition of services performed during 2009.  Such option vests quarterly over an 18 month period beginning on August 6, 2009.

(5)
Consists of $113,276 paid in cash and $8,257 paid in common stock.  Mr. Thompson was awarded $85,590 in cash and $8,257 in common stock in 2008 in recognition of services performed during 2008 and Mr. Thompson was awarded $27,686 in cash in January 2009 in recognition of services performed during 2008.

(6)
Represents (i) a ten-year option to purchase 75,000 shares of common stock at an exercise price of $0.69 per share granted on December 31, 2008 in recognition of services performed during 2008, with vesting occurring annually as to one-third of the option, commencing December 31, 2009, and (ii) a ten-year option to purchase 18,406 shares of common stock at an exercise price of $0.77 per share granted in March 2009 in recognition of services performed in 2008, which option was fully vested and exercisable on the date of grant.

(7)
Consists of $59,091 paid in cash and $19,697 paid in common stock.  Mr. Hernon was awarded $31,969 in cash and $10,656 in common stock in 2009 in recognition of services performed during 2009 and Mr. Hernon was awarded $27,122 in cash and $9,041 in common stock in February 2010 in recognition of services performed during 2009.

(8)
Represents a ten-year option to purchase 100,000 shares of our common stock at an exercise price of $0.78 per share granted on May 6, 2009 in recognition of services performed during 2009.  Such option vests quarterly over an 18 month period beginning on August 6, 2009.

(9)
Consists of $52,981 paid in cash and $7,734 paid in stock.  Mr. Hernon was awarded $23,203 in cash and $7,734 in common stock in 2008 in recognition of services performed during 2008 and Mr. Hernon was awarded $29,778 in cash in January 2009 in recognition of services performed during 2008.

(10)
Represents (i) a ten-year option to purchase 150,000 shares of common stock at an exercise price of $1.45 per share granted on June 2, 2008 in recognition of the commencement of employment with the Company, with vesting occurring annually as to one-third of the option, commencing June 2, 2009, (ii) a ten-year option to purchase 25,000 shares of common stock at an exercise price of $0.69 per share granted on December 31, 2008 in recognition of services performed during 2008, vesting occurring annually as to one-third of the option, commencing December 31, 2009, and (iii) a ten-year option to purchase 19,797 shares of common stock at an exercise price of $0.77 per share granted in March 2009 in recognition of services performed in 2008, which option was fully vested and exercisable on the date of grant.

(11)
Consists of $46,600 paid in cash and $15,533 paid in common stock.  Mr. Yarbrough was awarded $26,104 in cash and $8,701 in common stock in 2009 in recognition of services performed during 2009 and Mr. Yarbrough was awarded $20,496 in cash and $6,832 in common stock in February 2010 in recognition of services performed during 2009.

(12)
Consists of $89,897 paid in cash and $5,156 paid in common stock.  Mr. Yarbrough was awarded $61,796 in cash and $5,156 in common stock in 2008 in recognition of services performed during 2008 and Mr. Yarbrough was awarded $28,101 in cash in January 2009 in recognition of services performed during 2008.

(13)
Represents (i) a ten-year option to purchase 65,000 shares of common stock at an exercise price of $1.45 per share granted on June 2, 2008 in recognition of services performed during 2008, with vesting occurring annually as to one-third of the option, commencing June 2, 2009, (ii) a ten-year option to purchase 50,000 shares of common stock at an exercise price of $0.69 per share granted on December 31, 2008 in recognition of services performed during 2008, with vesting occurring annually as to one-third of the option, commencing December 31, 2009, and (iii) a ten-year option to purchase 18,683 shares of common stock at an exercise price of $0.77 per share granted in March 2009 in recognition of services performed in 2008, which option was fully vested and exercisable on the date of grant.

(14)	Mr. Hernon joined the Company in May 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards to our named executive officers as of December 31, 2009:

	Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Jeffrey M. Thompson	280,309	(1)	−	$0.78	2/27/13
	175,193	(2)	−	$1.14	12/14/14
	175,193	(3)	−	$1.43	4/28/15
	75,000	(4)	−	$9.74	2/13/12
	12,010	(5)	−	$2.00	12/2/17
	3,678	(6)	7,354	$2.00	3/2/18
	25,000	(7)	50,000	$0.69	12/30/18
	18,406	(8)	−	$0.77	3/30/19
	41,668	(9)	83,332	$0.78	5/5/19
Joseph P. Hernon	50,000	(10)	100,000	$1.45	6/1/18
	8,333	(7)	16,667	$0.69	12/30/18
	19,797	(8)	−	$0.77	3/30/19
	33,334	(9)	66,666	$0.78	5/5/19
Melvin L. Yarbrough, Jr.	90,000	(11)	45,000	$7.05	5/9/17
	90,000	(12)	45,000	$3.70	6/28/17
	21,667	(10)	43,333	$1.45	6/1/18
	16,667	(7)	33,333	$0.69	12/30/18
	18,683	(8)	−	$0.77	3/30/19
	33,334	(9)	66,666	$0.78	5/5/19

(1)	Such option vested as to one-third of the shares subject to the option annually, commencing February 28, 2004.

(2)	Such option was fully vested and exercisable on December 15, 2004, the date of grant.

(3)	Such option was fully vested and exercisable on April 29, 2005, the date of grant.

(4)	Such option vested in equal quarterly installments over a two-year period commencing April 1, 2007.

(5)	Such option was fully vested and exercisable on December 3, 2007, the date of grant.

(6)	Such option vests as to one-third of the shares subject to the option annually, commencing March 3, 2009.

(7)	Such option vests as to one-third of the shares subject to the option annually, commencing December 31, 2009.

(8)	Such option was fully vested and exercisable on March 31, 2009, the date of grant.

(9)	Such option vested in equal quarterly installments over an 18 month period commencing August 6, 2009.

(10)	Such option vests as to one-third of the shares subject to the option annually, commencing June 2, 2009.

(11)	Such option vests as to one-third of the shares subject to the option annually, commencing May 10, 2008.

(12)	Such option vests as to one-third of the shares subject to the option annually, commencing June 29, 2008.

Employment Agreements and Change-in-Control Agreements

In December 2007, we entered into an employment agreement with Jeffrey M. Thompson, our principal executive officer.  Pursuant to the terms of the agreement, Mr. Thompson served as our chief executive officer and president for a period of two years, with automatic one-year renewals, subject to either party electing not to renew.  For such services, Mr. Thompson will receive a base salary of $225,000 per annum, which may be increased annually by our Board in its discretion, but which increase shall not be less than the greater of (i) the annual increase in the consumer price index or (ii) 5%.  Mr. Thompson is eligible for a bonus of up to 75% of his base salary, as determined by our Board.  In addition, we will pay 100% of all costs associated with Mr. Thompson’s employee benefits, including without limitation health insurance.

If Mr. Thompson’s employment is terminated (i) by us without “cause,” (ii) by him for “good reason” or (iii) by us within two years of a “change of control” (as such terms are defined in the agreement), then (a) we will be required to pay Mr. Thompson twenty-four months base salary in monthly installments, (b) any unvested options to purchase shares of our common stock would immediately vest and become exercisable and any restrictions on restricted stock would immediately lapse, and (c) we must continue to provide employee benefits, including without limitation health insurance, to Mr. Thompson for a period of five years following such termination.

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

In May 2008, Joseph P. Hernon joined the Company as Chief Financial Officer.  His employment offer provided for a base annual salary of $190,000 and bonus payments up to 58% of base salary, as determined by the Board.  Upon joining the Company, Mr. Hernon was granted options to purchase 150,000 shares of common stock at an exercise price of $1.45 per share, vesting in three annual installments commencing upon the first anniversary of the grant.  He is eligible to receive additional awards at the discretion of the Board and as provided under the Company’s stock based incentive plans.  He is also eligible to participate in the Company’s health and other employee benefit plans.  Mr. Hernon is an employee at will.

In April 2007, Mel Yarbrough joined the Company as Vice President of Sales.  His employment offer provided for a base annual salary of $165,000 and bonus payments up to 61% of base salary, as determined by the Chief Executive Officer.  Upon joining the Company, Mr. Yarbrough was granted options to purchase 135,000 shares of common stock at an exercise price of $7.05 per share, vesting in three annual installments commencing upon the first anniversary of the grant.  In August 2008, Mr. Yarbrough was appointed to the position of Chief Revenue Officer.  Under the terms of his employment, Mr. Yarbrough receives a base salary of $190,000 per year, with potential bonus payments subject to the discretion of the Board.  He is eligible to receive additional stock based awards at the discretion of the Board and as provided under the Company’s stock based incentive plans.  He is also eligible to participate in the Company’s health and other employee benefit plans. Mr. Yarbrough relocated from Texas to Rhode Island to join the Company which agreed to reimburse him for reasonable relocation costs including moving expenses, up to 90 days of temporary housing, and other related costs. Mr. Yarbrough is an employee at will.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 28, 2010 by:

•	each person known by us to beneficially own more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of, with respect to the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Towerstream Corporation, 55 Hammarlund Way, Middletown, Rhode Island 02842, unless otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)

5% Stockholders:
Lacuna Hedge Fund LLLP (2)	1,784,818		5.1%
1100 Spruce Street, Suite 202
Boulder, CO 80302

Directors and Named Executive Officers:
Philip Urso	3,805,528	(3)	10.8%
William J. Bush	117,500	(4)	*
Howard L. Haronian	1,074,370	(5)	3.1%
Paul Koehler	110,000	(6)	*
Jeffrey M. Thompson	2,699,310	(7)	7.5%
Joseph P. Hernon	217,719	(8)	*
Melvin L. Yarbrough, Jr.	387,485	(9)	1.1%
All directors and executive officers as a group (7 persons)	8,411,912	(3)(4)(5)(6)(7)(8)(9)	22.6%

* Less than 1%.

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 28, 2010. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. As of April 28, 2010, there were 34,948,059 shares of our common stock outstanding.

(2)
Based on a Schedule 13G/A filed with the SEC on February 16, 2010.  Includes 333,333 shares issuable upon exercise of a warrant issued to Lacuna Hedge Fund LLLP (“Lacuna Hedge”), dated January 12, 2007, at an exercise price of $4.50 per share. This warrant expires on January 12, 2012. The remaining 1,451,485 shares are held directly by Lacuna Hedge. Lacuna, LLC (“Lacuna LLC”) serves as the sole general partner of Lacuna Hedge GP LLLP (“Lacuna Hedge GP”), which serves as the sole general partner of Lacuna Hedge. Neither Lacuna Hedge GP nor Lacuna LLC directly owns any securities of the Company. Lacuna Hedge GP and Lacuna LLC may be deemed to have shared power to vote or direct the vote of, and to dispose or direct the disposition of, the securities of the Company held by Lacuna Hedge but disclaim beneficial ownership except to the extent of their pecuniary interest therein.

(3)
Includes 299,386 shares of common stock held by Mr. Urso’s minor children, for whom Mr. Urso and his wife are the trustees, and 462,886 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(4)	Includes 112,500 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(5)	Includes 125,039 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(6)	Includes 110,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(7)	Includes 851,799 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(8)	Includes 194,798 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(9)	Includes 370,351 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related parties can include any of our directors or executive officers, certain of our stockholders and their immediate family members. Each year, we prepare and require our directors and executive officers to complete Director and Officer Questionnaires identifying any transactions with us in which the officer or director or their family members have an interest. This helps us identify potential conflicts of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with the interests of the company as a whole. Our code of ethics requires all directors, officers and employees who may have a potential or apparent conflict of interest to immediately notify our Audit Committee of the Board of Directors, which is responsible for considering and reporting to the Board any questions of possible conflicts of interest of Board members. Our code of ethics further requires pre-clearance before any employee, officer or director engages in any personal or business activity that may raise concerns about conflict, potential conflict or apparent conflict of interest. Copies of our code of ethics and the Audit Committee charter are posted on the corporate governance section of our website at www.towerstream.com.

In evaluating related party transactions and potential conflicts of interest, our compliance officer and independent directors apply the same standards of good faith and fiduciary duty they apply to their general responsibilities. They will approve a related party transaction only when, in their good faith judgment, the transaction is in the best interest of the Company.

Director Independence

Each of Howard L. Haronian, Paul Koehler and William Bush are independent directors, as provided in NASDAQ Marketplace Rule 5605(a)(2).

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees that the Company accrued or paid to Marcum LLP during fiscal 2009 and fiscal 2008.

	2009	2008
Audit Fees(1)	$172,519	$178,550
Audit-Related Fees(2)	−	−
Tax Fees(3)	−	−
All Other Fees	−	−
Total	$172,519	$178,550

(1)
Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting, quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.

(2)
Audit-related fees relate to professional services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, including due diligence.

(3)
Tax fees relate to professional services rendered for tax compliance, tax advice and tax planning for the Company. The Company does not engage Marcum LLP to perform personal tax services for its executive officers.

Item 15. Exhibits and Financial Statement Schedules.

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

TOWERSTREAM CORPORATION

Date: April 29, 2010	By:	/s/ Jeffrey M. Thompson
Jeffrey M. Thompson President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Jeffrey M. Thompson	Director and Chief Executive Officer
Jeffrey M. Thompson	(President and Principal Executive Officer)	April 29, 2010

/s/ Joseph P. Hernon	Chief Financial Officer
Joseph P. Hernon	(Principal Financial Officer and	April 29, 2010
Principal Accounting Officer)

/s/ Philip Urso	Director - Chairman of the Board of Directors
Philip Urso		April 29, 2010

/s/ Howard L. Haronian, M.D.	Director
Howard L. Haronian, M.D.		April 29, 2010

/s/ William J. Bush	Director
William J. Bush		April 29, 2010

/s/ Paul Koehler	Director
Paul Koehler		April 29, 2010

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer