Form 10-Q
period 2010-03-31
TOWERSTREAM CORP
filed 2010-05-11
CIK 1349437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Yes  ☐   No ☒

As of May 7, 2010, there were 34,955,467 shares of the issuer’s common stock outstanding.

TOWERSTREAM CORPORATION

i

Table of Contents	PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$12,108,672	$14,040,839
Accounts receivable, net of allowance for doubtful accounts of $94,815 and $88,299, respectively	410,009	403,073
Prepaid expenses and other	363,412	258,307
Total Current Assets	12,882,093	14,702,219

Property and equipment, net	13,884,884	13,634,685

FCC licenses	975,000	975,000
Other assets	190,803	190,803
Total Assets	$27,932,780	$29,502,707

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	539,579	1,055,804
Accrued expenses	1,284,979	1,086,258
Deferred revenues	1,130,652	1,028,952
Deferred rent	84,157	78,889
Total Current Liabilities	3,039,367	3,249,903

Long-Term Liabilities
Derivative liabilities	-	566,451
Deferred rent	254,143	275,182
Total Long-Term Liabilities	254,143	841,633
Total Liabilities	3,293,510	4,091,536

Commitments (Note 11)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 70,000,000 shares authorized; 34,672,359 and 34,662,229 shares issued and outstanding, respectively	34,672	34,662
Additional paid-in-capital	55,887,572	55,127,710
Accumulated deficit	(31,282,974)	(29,751,201)
Total Stockholders' Equity	24,639,270	25,411,171
Total Liabilities and Stockholders' Equity	$27,932,780	$29,502,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Revenues	$4,244,217	$3,417,066

Operating Expenses
Cost of revenues (exclusive of depreciation)	1,074,787	825,914
Depreciation	1,101,171	947,621
Customer support services	578,256	549,824
Sales and marketing	1,232,798	1,575,715
General and administrative	1,808,807	1,722,342
Total Operating Expenses	5,795,819	5,621,416
Operating Loss	(1,551,602)	(2,204,350)
Other Income (Expense)
Interest income	174	13,189
Interest expense	-	(183,356)
Loss on derivative financial instruments	-	(41,149)
Other, net	19,655	-
Total Other Income (Expense)	19,829	(211,316)
Net Loss	$(1,531,773)	$(2,415,666)

Net loss per common share – basic and diluted	$(0.04)	$(0.07)
Weighted average common shares outstanding – basic and diluted	34,668,162	34,587,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Cash Flows From Operating Activities
Net loss	$(1,531,773)	$(2,415,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	45,026	-
Depreciation	1,101,171	947,621
Stock-based compensation	193,421	157,070
Accretion of debt discount	-	113,041
Amortization of financing costs	-	14,563
Loss on sale and disposition of property and equipment	22,793	16,241
Deferred rent	(15,771)	(13,139)
Loss on derivative financial instruments	-	41,149
Changes in operating assets and liabilities:
Accounts receivable	(51,962)	(105,681)
Prepaid expenses and other current assets	(105,105)	(54,500)
Accounts payable	(516,225)	(529,189)
Accrued expenses	198,721	(102,164)
Deferred revenues	101,700	(33,061)
Total Adjustments	973,769	451,951
Net Cash Used In Operating Activities	(558,004)	(1,963,715)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(1,374,163)	(954,951)
Proceeds from sale of property and equipment	-	1,000
Change in security deposits	-	(4,000)
Net Cash Used In Investing Activities	(1,374,163)	(957,951)

Cash Flows From Financing Activities
Repayment of capital leases	-	(11,793)
Net Cash Used In Financing Activities	-	(11,793)

Net Decrease In Cash and Cash Equivalents	(1,932,167)	(2,933,459)

Cash and Cash Equivalents - Beginning	14,040,839	24,740,268
Cash and Cash Equivalents - Ending	$12,108,672	$21,806,809

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$-	$55,752
Taxes	$10,310	$7,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
For the Three Months Ended March 31, 2010

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total
Balance at January 1, 2010	34,662,229	$34,662	$55,127,710	$(29,751,201)	$25,411,171
Issuance of common stock for bonuses	9,225	9	17,241		17,250
Cashless exercise of options	905	1	(1)		-
Stock-based compensation			176,171		176,171
Reclassification of derivative liabilities to equity linked financial instruments			566,451		566,451
Net loss				(1,531,773)	(1,531,773)
Balance at March 31, 2010	34,672,359	$34,672	$55,887,572	$(31,282,974)	$24,639,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Nature of Business

Towerstream Corporation (referred to as ‘‘Towerstream’’ or the ‘‘Company’’) was formed on December 17, 1999, and was incorporated in Delaware.  The Company provides broadband services to commercial customers and delivers access over a wireless network transmitting over both regulated and unregulated radio spectrum.   The Company’s service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. The Company provides service to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Philadelphia, Providence and Newport, Rhode Island.  We began providing service in Nashville, Tennessee in April 2010 (See “Note 12”).

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation.     The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company, as of March 31, 2010 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2009, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

        The Company also had approximately $12,000,000 invested in four institutional money market funds.  These funds are protected under the Securities Investor Protection Corporation (“SPIC”), a nonprofit membership corporation which provides limited coverage up to $500,000.

Accounts Receivable. Accounts receivable are stated at cost less an allowance for doubtful accounts. The allowance for doubtful accounts reflects the Company’s estimate of accounts receivable that will not be collected. The allowance is based on the history of past write-offs, the aging of balances, collections experience and current credit conditions. Amounts determined to be uncollectible are written-off against the allowance for doubtful accounts. Additions to the allowance for doubtful accounts, e.g. bad debt expense, totaled $45,026 for the three months ended March 31, 2010. There were no additions to the allowance for doubtful accounts for the three months ended March 31, 2009. Deductions to the allowance for doubtful accounts, e.g. customer write-offs, totaled $38,510 and $6,864 for the three months ended March 31, 2010 and 2009, respectively.

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Recent Accounting Pronouncements.   In February 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that amended certain recognition and disclosure requirement related to subsequent events. The accounting standard requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that a SEC filer disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance. The adoption of this standard had no effect on the Company’s condensed consolidated financial position or results of operations.  The Company evaluated subsequent events through the date the accompanying condensed consolidated financial statements were issued.

Note 3.    Property and Equipment

The Company’s property and equipment is comprised of:

	March 31, 2010	December 31, 2009
Network and base station equipment	$13,762,586	$13,282,567
Customer premise equipment	10,088,217	9,324,444
Furniture, fixtures and equipment	1,525,980	1,525,980
Computer equipment	617,639	610,847
System software	845,626	819,305
Leasehold improvements	775,420	775,420
	27,615,468	26,338,563
Less: accumulated depreciation	13,730,584	12,703,878
	$13,884,884	$13,634,685

Depreciation expense for the three months ended March 31, 2010 and 2009 was $1,101,171 and $947,621, respectively.  During the three months ended March 31, 2010, the Company sold or wrote-off property and equipment with $97,258 of original cost and $74,465 of accumulated depreciation.  During the three months ended March 31, 2009, the Company sold or wrote-off property and equipment with $72,455 of original cost and $55,214 of accumulated depreciation.

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 4.  Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2010	2009
Payroll and related	$309,944	$430,360
Penalties	71,796	95,726
Rent	8,450	8,900
Marketing	92,155	79,026
Property and equipment	307,354	140,566
Professional services	263,872	157,151
Other	231,408	174,529
Total	$1,284,979	$1,086,258

Note 5.    Debt

In January 2007, the Company issued $3,500,000 of 8% senior convertible debentures (the “Debentures”).  These Debentures matured on December 31, 2009 and were convertible, in whole or in part, into shares of common stock at an initial conversion price of $2.75 per share.  In addition, holders of the Debentures received warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $4.00 per share and warrants to purchase an aggregate of 636,364 shares of common stock at an exercise price of $6.00 per share. These warrants are exercisable until January 2012 and were calculated using the Black-Scholes option pricing model. The proceeds were allocated between the warrants ($526,927) and the Debentures ($2,973,073) based on their relative fair values. The initial, discounted carrying value of the Debentures of $2,973,073 was accreted to the maturity value over the term of the Debentures.  The amount of accretion recorded in each period was recognized as non-cash interest expense.

In January 2008, a Debenture holder converted $750,000 of Debentures into common stock at a conversion price of $2.75 per share resulting in the issuance of 272,727 shares of common stock.  On December 31, 2009, the maturity date, the Company paid $2,750,000 to the holder of all outstanding Debentures.

As further described in Note 6, a new accounting standard became effective on January 1, 2009 related to the accounting for derivative financial instruments indexed to a company’s own stock.  In connection with its implementation, the Company was required to classify the conversion feature of the Debentures and the warrants issued with the Debentures as derivative liabilities.  The cumulative effect of adopting this standard resulted in a decrease in the carrying value of the Debentures as of January 1, 2009 from $2,607,395 to $2,293,222. Interest expense totaled $168,041 during the three months ended March 31, 2009 and included $55,000 associated with the 8% coupon and $113,041 associated with accretion of the discount.

Note 6.    Derivative Liabilities

In June 2008, the FASB issued an accounting standard related to the accounting for derivative financial instruments indexed to a company’s own stock.  Under this standard, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The fair value of these liabilities is re-measured at the end of every reporting period with the change in value reported in the statement of operations.

Certain of the Company’s warrants did not initially have fixed settlement provisions because their exercise price could have been lowered if the Company had issued securities at lower prices (“reset provisions”).  Accordingly, these warrants were initially reported as derivative liabilities.  As of January 1, 2010, the reset provisions were no longer applicable and the warrants were determined to have fixed settlement provisions.  As a result, the fair value of the warrants was reclassified to equity as of January 1, 2010.

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 7.    Share-Based Compensation

The Company uses the Black-Scholes option pricing model to value options granted to employees, directors and consultants.  Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period.  Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $176,171 and $157,070 during the three months ended March 31, 2010 and 2009, respectively.  Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The unamortized amount of stock options expense was $476,066 as of March 31, 2010 which will be recognized over a weighted average period of 1.41 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:
	Three Months Ended March 31,
	2010	2009

Risk-free interest rate	–	1.8%
Expected volatility	–	81%
Expected life (in years)	–	5
Expected dividend yield	–	–
Weighted average per share grant date fair value	$–	$0.50

The risk-free interest rate was based on rates established by the Federal Reserve.  The Company’s expected volatility was based upon the historical volatility for its common stock.  The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity.  The dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

The Company recorded stock-based compensation related to the issuance of common stock to executive officers as a part of their bonus programs, which totaled $17,250 for the three months ended March 31, 2010.  Total shares issued to executive officers were 9,225 for the three months ended March 31, 2010.

Transactions under the stock option plans during the three months ended March 31, 2010 are as follows:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding as of January 1, 2010	3,738,638	$1.69
Granted	–	$–
Exercised	(1,666)	$0.69
Cancelled	(33,334)	$1.00
Options outstanding as of March 31, 2010	3,703,638	$1.70
Options exercisable as of March 31, 2010	2,870,795	$1.73

The weighted average remaining contractual life of the outstanding options as of March 31, 2010 was 6.28 years.

The intrinsic value for options outstanding and exercisable totaled $1,189,197 and $864,506, respectively, as of March 31, 2010.  The intrinsic value for an option is calculated as the excess of the closing price of the Company’s common stock at March 31, 2010, which was $1.51 per share, and the exercise price of each option.

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 8.    Stock Warrants

Warrants outstanding and exercisable totaled 4,332,310 with a weighted average exercise price of $4.61 (ranging between $4.00 and $6.00) as of March 31, 2010 and January 1, 2010.  The weighted average remaining contractual life as of March 31, 2010 was 1.81 years.

Note 9.    Fair Value Measurement

Valuation Hierarchy

The FASB’s accounting standard for fair value measurements establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows:  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010:

		Fair Value Measurements at March 31, 2010
	Total Carrying Value at March 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$12,108,672	$12,108,672	$–	$–

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities.  The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy.  There were no changes in the valuation techniques during the three months ended March 31, 2010.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended March 31,
	2010	2009

Fair value, beginning of period	$-	$87,907
Net unrealized loss on derivative financial instruments	-	41,149
Fair value, end of period	$-	$129,056

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 10.   Net Loss Per Common Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive.  The exercise of these common stock equivalents outstanding at March 31, 2010 would dilute earnings per shares if the Company becomes profitable in the future.  The exercise of the outstanding stock options and warrants could generate proceeds up to approximately $26,262,000.

Stock options	3,703,638
Warrants	4,332,310
Total	8,035,948

Note 11.    Commitments and Contingencies

Lease Obligations.     The Company has entered into operating leases related to roof rights, cellular towers, office space and equipment leases under various non-cancelable agreements expiring through March 2019.

As of March 31, 2010, total future lease commitments were as follows:

Remainder of 2010	$2,246,125
2011	2,624,189
2012	2,439,271
2013	1,635,947
2014	759,845
Thereafter	1,198,817
$10,904,194

Rent expense for the three months ended March 31, 2010 and 2009 totaled approximately $739,000 and $581,000, respectively.

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

Note 12.    Subsequent Events

On April 15, 2010, the Company completed the acquisition of the customer contracts, network infrastructure and related assets of the Chicago, Illinois and Nashville, Tennessee networks of Sparkplug Chicago, Inc. (“Sparkplug”). The aggregate consideration for the acquisition was (i) $1,170,000 in cash, subject to certain possible post-closing working capital adjustments, and (ii) 275,700 shares of the Company’s common stock (the “Shares”).  A registration statement on Form S-3 covering the Shares was declared effective by the SEC on May 5, 2010. The Company has determined that the acquisition of Sparkplug is a business combination and will account for the transaction under the acquisition method.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2010. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2009 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth and competition; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

Overview

        We provide broadband services to commercial customers and deliver access over a wireless network transmitting over both regulated and unregulated radio spectrum.   Our service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. We provide service to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Philadelphia, Providence and Newport, Rhode Island.  We began providing service in Nashville, Tennessee in April 2010.

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

As of March 31, 2010, we operated in ten markets across the United States including New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Philadelphia and Providence.  We began providing service in Nashville in April 2010.  The markets were launched at different times, and as a result, may have different operating metrics based on their stage of maturation.  We incur significant up-front costs in order to establish a Network Presence in a new market.  These costs include building PoPs and Network Costs.  Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market.  Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers.  The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period.  We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model, the operating performance of our mature markets, and the long-term potential for our newer markets.  Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

Revenues: Revenues are allocated based on which market each customer is located in.

Costs of Revenues: Includes payroll, Core Network costs and Customer Network costs that can be specifically allocated to a specific market. Costs that can not be allocated to a specific market are classified as Centralized Costs.

Operating Costs: Costs which can be specifically allocated to a market include direct sales and marketing personnel, certain direct marketing expenses, certain customer support and installation payroll expenses and third party commissions.

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

Three months ended March 31, 2010

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Market EBITDA
New York	$1,393,792	$272,679	$1,121,113	$290,310	$830,803
Boston	1,052,533	174,680	877,853	173,918	703,935
Los Angeles	674,604	133,433	541,171	288,371	252,800
San Francisco	268,854	56,827	212,027	65,108	146,919
Chicago	292,109	111,581	180,528	95,078	85,450
Providence/Newport	128,546	44,004	84,542	34,665	49,877
Miami	199,393	70,301	129,092	87,108	41,984
Seattle	122,518	51,597	70,921	31,384	39,537
Dallas-Fort Worth	111,310	81,963	29,347	53,565	(24,218)
Philadelphia	558	15,302	(14,744)	51,020	(65,764)
Total	$4,244,217	$1,012,367	$3,231,850	$1,170,527	$2,061,323

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Market EBITDA					$2,061,323
Centralized costs					(702,947)
Corporate expenses					(1,615,386)
Depreciation					(1,101,171)
Stock-based compensation					(193,421)
Other income (expense)					19,829
Net loss					$(1,531,773)

Three months ended March 31, 2009

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Market EBITDA
New York	$1,237,285	$197,896	$1,039,389	$347,065	$692,324
Boston	961,540	170,408	791,132	202,172	588,960
Los Angeles	405,920	67,159	338,761	271,811	66,950
Providence/Newport	141,018	37,336	103,682	52,305	51,377
San Francisco	223,341	43,370	179,971	129,228	50,743
Chicago	201,909	81,190	120,719	127,008	(6,289)
Miami	109,328	59,115	50,213	107,535	(57,322)
Seattle	96,991	67,094	29,897	99,060	(69,163)
Dallas-Fort Worth	39,734	54,310	(14,576)	125,504	(140,080)
Total	$3,417,066	$777,878	$2,639,188	$1,461,688	$1,177,500

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Market EBITDA					$1,177,500
Centralized operating costs					(711,887)
Corporate expenses					(1,565,272)
Depreciation					(947,621)
Stock-based compensation					(157,070)
Other income (expense)					(211,316)
Net loss					$(2,415,666)

We began providing broadband services in Nashville, Tennessee in April 2010.  Beginning in the second quarter of 2010, we will report operating results for Nashville on a market basis.

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenues.   Revenues totaled $4,244,217 during the three months ended March 31, 2010 as compared to $3,417,066 during the three months ended March 31, 2009, representing an increase of $827,151, or 24%.  This increase was driven by 39% growth in our customer base from March 31, 2009 to March 31, 2010.  The effect of the increase in our customer base was mitigated by a decrease of 12% in average revenue per user (“ARPU”) during the 2010 period as compared to the 2009 period.

ARPU as of March 31, 2010 totaled $703 compared to $799 as of March 31, 2009, representing a decrease of $96, or 12%.  The decrease relates to new customers purchasing lower ARPU products during the economic recession.  Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.29% for the three months ended March 31, 2010 compared to 1.68% for the three months ended March 31, 2009, representing a 23% decrease on a percentage basis.  The lower churn in the 2010 period reflects the results of our efforts to improve customer service.  During the second quarter of 2009, we effected staffing and process changes to improve customer retention and reduce churn.

Cost of Revenues.   Cost of revenues totaled $1,074,787 for the three months ended March 31, 2010 as compared to $825,914 for the three months ended March 31, 2009, an increase of $248,873, or 30%.  Gross margins decreased to 75% during the 2010 period as compared to 76% during the 2009 period representing a 1% decrease on a percentage basis.  Core Network costs increased by approximately $208,000 primarily related to higher tower and roof rent expenses.

Depreciation.   Depreciation totaled $1,101,171 for the three months ended March 31, 2010 as compared to $947,621 for the three months ended March 31, 2009, representing an increase of $153,550, or 16%. This increase was primarily related to the continued investment in our Network required to support the growth in our customer base and expansion in existing markets.  Gross fixed assets totaled $27,615,468 at March 31, 2010 as compared to $22,688,078 at March 31, 2009, representing an increase of $4,927,390, or 22%.

Customer Support Services.   Customer support services expenses totaled $578,256 for the three months ended March 31, 2010 as compared to $549,824 for the three months ended March 31, 2009, representing an increase of $28,432, or 5%. This increase was primarily related to additional personnel hired to support our growing customer base.  Average headcount increased by 14%, from 37 in the 2009 period to 42 in the 2010 period.

Sales and Marketing.   Sales and marketing expenses totaled $1,232,798 for the three months ended March 31, 2010 as compared to $1,575,715 for the three months ended March 31, 2009, representing a decrease of $342,917, or 22%. Approximately $370,000 of the decrease related to lower payroll costs as sales and marketing personnel averaged 62 for the three months ended March 31, 2010 compared with 102 for the same period in 2009, a decrease in headcount of 39%.  This decrease was offset by an increase in marketing and advertising expenses of approximately $70,000, primarily related to Internet based advertising programs.

General and Administrative.   General and administrative expenses totaled $1,808,807 for the three months ended March 31, 2010 as compared to $1,722,342 for the three months ended March 31, 2009, representing an increase of $86,465, or 5%.  This increase was attributable to modest increases in a number of expenses including professional services, bad debt and state franchise taxes.

Interest Income.    Interest income totaled $174 for the three months ended March 31, 2010 compared with $13,189 for the three months ended March 31, 2009, representing a decrease of $13,015, or 99%.  The decrease relates to lower cash balances and monthly interest yields in the 2010 period compared with the 2009 period.  Average cash balances decreased from approximately $22.5 million in the first quarter 2009 to approximately $12.7 million in the first quarter 2010.  Monthly interest yields averaged 0.2% in the 2009 period compared with 0.0% in the 2010 period.

Interest Expense.   Interest expense totaled zero for the three months ended March 31, 2010 compared with $183,356 for the three months ended March 31, 2009, representing a decrease of 100%.  Interest expense for the 2009 period included $113,041 associated with the accretion of our debt discount and $55,000 associated with the 8% coupon on our outstanding debt.  Outstanding debt of $2,750,000 was repaid on December 31, 2009.

Net Loss.   Net loss totaled $1,531,773 for the three months ended March 31, 2010 as compared to a net loss of $2,415,666 for the three months ended March 31, 2009, a decrease of $883,893, or 37%.  This decrease primarily related to an increase in revenues of $827,151, or 24%, offset by an increase in operating expenses of $174,403, or 3%.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing.  Cash and cash equivalents totaled $12,108,672 and $14,040,839 at March 31, 2010 and December 31, 2009, respectively. The decrease in cash and cash equivalents related to our operating and investing activities during the three months ended March 31, 2010, each of which is described below.

Net Cash Used in Operating Activities.   Net cash used in operating activities totaled $558,004 for the three months ended March 31, 2010 as compared to $1,963,715 for the three months ended March 31, 2009, representing a decrease of $1,405,711, or 72%.  This improvement was directly related to the lower net loss reported in the 2010 period which decreased by $883,893, or 37%, as compared to the 2009 period.  The increase in the change in operating assets and liabilities was primarily related to an increase in accrued expenses due to higher property and equipment purchases and professional services fees.

Net Cash Used in Investing Activities.   Net cash used in investing activities totaled $1,374,163 for the three months ended March 31, 2010 as compared to $957,951 for the three months ended March 31, 2009, representing an increase of $416,212, or 43%.  The increase in the 2010 period related to higher spending on property and equipment which increased by $419,212, or 44%, from $954,951 to $1,374,163.  Approximately $236,000 of the increase related to customer premise equipment and approximately $191,000 related to network and base station equipment.

Working Capital.   As of March 31, 2010, we had working capital of $9,842,726.  Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

Acquisition of Sparkplug Chicago, Inc.  On April 15, 2010, we completed the acquisition of the customer contracts, network infrastructure and related assets of the Chicago, Illinois and Nashville, Tennessee networks of Sparkplug Chicago, Inc. (“Sparkplug”). The aggregate consideration for the acquisition was (i) $1,170,000 in cash, subject to certain possible post-closing working capital adjustments, and (ii) 275,700 shares of the Company’s common stock (the “Shares”). A registration statement on Form S-3 covering the Shares was declared effective by the Securities and Exchange Commission on May 5, 2010. We have determined that the acquisition of Sparkplug is a business combination and will account for the transaction under the acquisition method.

Changes in Financial Condition.   As further described in “Notes to Unaudited Condensed Consolidated Financial Statements – Note 6,” derivative liabilities totaling $566,451 were re-classified to additional paid-in-capital on January 1, 2010.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, we utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving appropriate consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to other companies in our industry. We believe that the following accounting policies involve a higher degree of judgment and estimation, or are fundamentally important to our business.

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

Recent Accounting Pronouncements

In February 2010, the FASB issued an accounting standard that amended certain recognition and disclosure requirement related to subsequent events. The accounting standard requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that a SEC filer disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance. The adoption of this standard had no effect on the Company’s condensed consolidated financial position or results of operations.  We evaluated subsequent events through the date the accompanying condensed consolidated financial statements were issued.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the three months ended March 31, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TOWERSTREAM CORPORATION

Date: May 11, 2010	By:	/s/ Jeffrey M. Thompson

Jeffrey M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2010	By:	/s/ Joseph P. Hernon

Joseph P. Hernon
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer