Form 10-Q
period 2010-06-30
TOWERSTREAM CORP
filed 2010-08-04
CIK 1349437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to __________.

Commission file number 001-33449

TOWERSTREAM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-8259086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Hammarlund Way	02842
Middletown, Rhode Island	(Zip Code)
(Address of principal executive offices)

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
Yes  ☐   No  ☒

As of August 2, 2010, there were 34,976,085 shares of the issuer’s common stock outstanding.

TOWERSTREAM CORPORATION

Table of Contents

		Pages

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (unaudited)	3

	Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2010 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	20

Item 4.	Controls and Procedures.	20

Part II	OTHER INFORMATION

Item 6.	Exhibits.	21

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$9,665,626	$14,040,839
Accounts receivable, net	492,125	403,073
Prepaid expenses and other	315,978	258,307
Total Current Assets	10,473,729	14,702,219

Property and equipment, net	15,055,226	13,634,685

Intangible assets, net	2,193,179	975,000
Other assets	197,203	190,803
Total Assets	$27,919,337	$29,502,707

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$871,390	$1,055,804
Accrued expenses	1,491,580	1,086,258
Deferred revenues	1,212,249	1,028,952
Deferred rent	84,157	78,889
Total Current Liabilities	3,659,376	3,249,903

Long-Term Liabilities
Derivative liabilities	-	566,451
Deferred rent	233,103	275,182
Total Long-Term Liabilities	233,103	841,633
Total Liabilities	3,892,479	4,091,536

Commitments (Note 13)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 70,000,000 shares authorized; 34,976,085 and 34,662,229 shares issued and outstanding, respectively	34,976	34,662
Additional paid-in-capital	56,581,388	55,127,710
Accumulated deficit	(32,589,506)	(29,751,201)
Total Stockholders' Equity	24,026,858	25,411,171
Total Liabilities and Stockholders' Equity	$27,919,337	$29,502,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$4,868,539	$3,673,581	$9,112,756	$7,090,647

Operating Expenses
Cost of revenues (exclusive of depreciation)	1,207,100	914,938	2,281,887	1,740,852
Depreciation and amortization	1,454,239	982,323	2,555,410	1,929,944
Customer support services	672,205	484,189	1,250,461	1,034,013
Sales and marketing	1,313,704	1,385,624	2,546,502	2,961,339
General and administrative	1,906,726	1,795,813	3,715,533	3,518,155
Total Operating Expenses	6,553,974	5,562,887	12,349,793	11,184,303
Operating Loss	(1,685,435)	(1,889,306)	(3,237,037)	(4,093,656)
Other Income (Expense)
Interest income	631	9,024	805	22,213
Interest expense	-	(185,570)	-	(368,926)
Gain on business acquisition	355,876	-	355,876	-
Loss on derivative financial instruments	-	(34,088)	-	(75,237)
Other, net	22,396	(73)	42,051	(73)
Total Other Income (Expense)	378,903	(210,707)	398,732	(422,023)
Net Loss	$(1,306,532)	$(2,100,013)	$(2,838,305)	$(4,515,679)
Net loss per common share – basic and diluted	$(0.04)	$(0.06)	$(0.08)	$(0.13)
Weighted average common shares outstanding – basic and diluted	34,914,818	34,594,752	34,792,171	34,591,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009

Cash Flows From Operating Activities
Net loss	$(2,838,305)	$(4,515,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	73,491	25,509
Depreciation and amortization	2,555,410	1,929,944
Stock-based compensation	457,541	386,322
Gain on business acquisition	(355,876)	-
Accretion of debt discount	-	227,627
Amortization of financing costs	-	29,125
Loss on sale and disposition of property and equipment	35,615	33,806
Deferred rent	(36,811)	(26,277)
Loss on derivative financial instruments	-	75,237
Changes in operating assets and liabilities:
Accounts receivable	(77,156)	(86,579)
Prepaid expenses and other current assets	(60,207)	(14,920)
Accounts payable	(208,317)	(512,312)
Accrued expenses	405,322	(41,649)
Deferred revenues	(1,145)	(6,097)
Total Adjustments	2,787,867	2,019,736
Net Cash Used In Operating Activities	(50,438)	(2,495,943)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(3,151,775)	(2,026,540)
Acquisition of a business	(1,170,000)	-
Proceeds from sale of property and equipment	-	1,000
Change in security deposits	(3,000)	(4,000)
Net Cash Used In Investing Activities	(4,324,775)	(2,029,540)

Cash Flows From Financing Activities
Repayment of capital leases	-	(19,324)
Repayment of short-term debt	-	(7,500)
Net Cash Used In Financing Activities	-	(26,824)

Net Decrease In Cash and Cash Equivalents	(4,375,213)	(4,552,307)

Cash and Cash Equivalents - Beginning	14,040,839	24,740,268
Cash and Cash Equivalents - Ending	$9,665,626	$20,187,961

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$-	$111,116
Taxes	$10,607	$9,860
Acquisition of FCC license through short term debt	$-	$100,000
Fair value of common stock issued in connection with an acquisition	$430,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
For the Six Months Ended June 30, 2010

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total
Balance at January 1, 2010	34,662,229	$34,662	$55,127,710	$(29,751,201)	$25,411,171
Issuance of common stock for bonuses	9,225	9	17,241		17,250
Issuance of common stock for a business acquisition	275,700	276	429,724		430,000
Cashless exercise of options	28,931	29	(29)		-
Stock-based compensation			440,291		440,291
Reclassification of derivative liabilities to equity linked financial instruments			566,451		566,451
Net loss				(2,838,305)	(2,838,305)
Balance at June 30, 2010	34,976,085	$34,976	$56,581,388	$(32,589,506)	$24,026,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Nature of Business

Towerstream Corporation (referred to as ‘‘Towerstream’’ or the ‘‘Company’’) was formed on December 17, 1999, and was incorporated in Delaware.  The Company provides broadband services to commercial customers and delivers access over a wireless network transmitting over both regulated and unregulated radio spectrum.   The Company’s service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. The Company provides service to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Philadelphia, Nashville, Providence and Newport, Rhode Island.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation.     The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2010 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

The Company also had approximately $9,314,000 invested in three institutional money market funds.  These funds are protected under the Securities Investor Protection Corporation (“SPIC”), a nonprofit membership corporation which provides limited coverage up to $500,000.

Accounts Receivable.     Accounts receivable are stated at cost less an allowance for doubtful accounts. The allowance for doubtful accounts reflects the Company’s estimate of accounts receivable that will not be collected.  The allowance is based on the history of past write-offs, the aging of balances, collections experience and current credit conditions.  Amounts determined to be uncollectible are written-off against the allowance for doubtful accounts.  The allowance for doubtful accounts was $102,125 at June 30, 2010 and $88,299 at December 31, 2009. Additions to the allowance for doubtful accounts, e.g. provision for bad debt, totaled $28,465 and $73,491 for the three and six months ended June 30, 2010, respectively.  Additions to the allowance for doubtful accounts totaled $25,509 for both the three month and six months ended June 30, 2009.  Deductions to the allowance for doubtful accounts, e.g. customer write-offs, totaled $21,155 and $6,896 for the three months ended June 30, 2010 and 2009, respectively, and $59,665 and $13,760 for the six months ended June 30, 2010 and 2009, respectively.

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

Recent Accounting Pronouncements.   In February 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that amended certain recognition and disclosure requirements related to subsequent events. The accounting standard requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance. The adoption of this standard had no effect on the Company’s condensed consolidated financial position or results of operations.  Disclosures have been modified to reflect the new requirements.

Note 3.    Acquisition of Sparkplug Chicago, Inc.

On April 15, 2010, the Company completed the acquisition of the customer contracts, network infrastructure and related assets of the Chicago, Illinois and Nashville, Tennessee networks of Sparkplug Chicago, Inc. (“Sparkplug”).   The acquisition expanded the Company’s presence in the Chicago market and introduced Nashville, Tennessee as the Company's 11th market nationally.  The Company obtained full control of Sparkplug in the acquisition.

The Company has determined that the acquisition of Sparkplug was a business combination to be accounted for under the acquisition method.  The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Fair value of consideration transferred:
Cash	$1,170,000
Stock issuance	430,000
1,600,000
Recognized amounts of identifiable assets acquired and liabilities assumed:
Customer contracts	1,483,000
Property and equipment	591,590
Accounts receivable	85,388
Security deposits	3,400
Prepaid expenses	844
Accounts payable	(23,903)
Deferred revenue	(184,442)
Total identifiable net assets	1,955,877
Gain on business acquisition	$355,877

The Company recognized a $355,877 gain on the business acquisition as a result of Sparkplug Chicago, Inc. being sold at a discounted price due to the realignment of its geographic markets by its parent company, Sparkplug Inc.  The gain on business acquisition is included in other income (expense) in the Company’s condensed consolidated statements of operations.

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The total common shares issued as part of the consideration paid to Sparkplug was 275,700 shares.

During the three and six months ended June 30, 2010, the Company incurred approximately $215,000 and $271,000, respectively, of third-party acquisition-related costs.  These expenses are included in the general and administrative expenses in the Company’s condensed consolidated statements of operations.

The results of operations of Sparkplug have been included in the Company’s condensed consolidated statements of operations since the completion of the Sparkplug acquisition on April 15, 2010.  Revenues totaled approximately $353,000 and net loss totaled $56,800 for the three months ended June 30, 2010.  The net loss excludes any third-party acquisition-related costs. The following table reflects the unaudited pro forma consolidated results of operations had the Sparkplug acquisition taken place at the beginning of 2010 and 2009 periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$4,938,058	$4,073,322	$9,582,016	$7,890,129
Amortization expense	317,786	317,786	635,571	635,571
Total operating expenses	6,637,301	6,055,612	12,925,845	12,169,753
Net loss	(1,320,340)	(2,192,997)	(2,945,097)	(4,701,647)
Basic net loss per share	$(0.04)	$(0.06)	$(0.08)	$(0.14)

Note 4.    Property and Equipment

The Company’s property and equipment is comprised of:

	June 30, 2010	December 31, 2009
Network and base station equipment	$14,947,822	$13,282,567
Customer premise equipment	11,215,837	9,324,444
Furniture, fixtures and equipment	1,525,980	1,525,980
Computer equipment	647,328	610,847
System software	829,878	819,305
Leasehold improvements	775,420	775,420
	29,942,265	26,338,563
Less: accumulated depreciation	14,887,039	12,703,878
	$15,055,226	$13,634,685

Depreciation expense for the three months ended June 30, 2010 and 2009 was $1,189,418 and $982,323, respectively.  Depreciation expense for the six months ended June 30, 2010 and 2009 was $2,290,589 and $1,929,944, respectively.  During the six months ended June 30, 2010, the Company sold or wrote-off property and equipment with $144,413 of original cost and $107,428 of accumulated depreciation.  During the six months ended June 30, 2009, the Company sold or wrote-off property and equipment with $136,273 of original cost and $101,467 of accumulated depreciation.

Note 5.  Intangible Assets

The Company’s intangible assets are comprised of the following:

	June 30, 2010	December 31, 2009
Customer contracts	$1,483,000	$-
FCC licenses	975,000	975,000
	2,458,000	975,000
Less: accumulated amortization	264,821	-
	$2,193,179	$975,000

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Amortization expense for the three and six months ended June 30, 2010 was $264,821.  There was no amortization expense for the three and six months ended June 30, 2009.  The Company is amortizing the customer contracts over a 14 month period which represented the remaining average contractual term of the contracts acquired.  As of June 30, 2010, the remaining amortization life of the customer contracts was 11.5 months.

Note 6.  Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2010	December 31, 2009
Payroll and related	$435,172	$430,360
Professional services	369,241	157,151
Property and equipment	361,383	140,566
Core and customer network expenses	115,570	57,688
Marketing	76,163	79,026
Penalties	47,796	95,726
Other	86,255	125,741
Total	$1,491,580	$1,086,258

Core and customer network expenses consist of tower and roof rent expense and utilities, bandwidth costs, Points of Presence maintenance, customer maintenance, non-installation fees and other core and customer specific expenses.

Note 7.    Debt

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

As further described in Note 8, a new accounting standard became effective on January 1, 2009 related to the accounting for derivative financial instruments indexed to a company’s own stock.  In connection with its implementation, the Company was required to classify the conversion feature of the Debentures and the warrants issued with the Debentures as derivative liabilities.  The cumulative effect of adopting this standard resulted in a decrease in the carrying value of the Debentures as of January 1, 2009 from $2,607,395 to $2,293,222.  Interest expense totaled $169,586 during the three months ended June 30, 2009 and included $55,000 associated with the 8% coupon and $114,586 associated with accretion of the discount.  Interest expense totaled $337,627 during the six months ended June 30, 2009 and included $110,000 associated with the 8% coupon and $227,627 associated with the accretion of the discount.

Note 8.    Derivative Liabilities

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

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Note 9.    Share-Based Compensation

The Company uses the Black-Scholes option pricing model to value options granted to employees, directors and consultants.  Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period.  Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $264,120 and $219,208 during the three months ended June 30, 2010 and 2009, respectively.  Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $440,291 and $376,278 during the six months ended June 30, 2010 and 2009, respectively.  Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The unamortized amount of stock options expense was $576,656 as of June 30, 2010 which will be recognized over a weighted average period of 1.98 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Risk-free interest rate	1.0% -3.3%	1.3% - 2.7%	1.0%-3.3%	1.3% - 2.7%
Expected volatility	73%	86% -87%	73%	81% - 87%
Expected life (in years)	2.5 – 6.1	2.5 – 6.8	2.5 – 6.1	2.5 – 6.8
Expected dividend yield	-	-	-	–
Weighted average per share grant date fair value	$0.99	$0.51	$0.99	$0.51

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

The Company recorded stock-based compensation related to the issuance of common stock to executive officers as a part of their bonus programs, which totaled $10,044 for the three months ended June 30, 2009.  Total shares issued to executive officers were 12,555 for the three months ended June 30, 2009.  There was no stock-based compensation recorded for the issuance of common stock to executive officers for the three months ended June 30, 2010.  The Company recorded stock-based compensation related to the issuance of common stock to executive officers as a part of their bonus programs, which totaled $17,250 and $10,044 for the six months ended June 30, 2010 and 2009, respectively.  Total shares issued to executive officers were 9,225 and 12,555 for the six months ended June 30, 2010 and 2009 respectively.

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Transactions under the stock option plans during the six months ended June 30, 2010 are as follows:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding as of January 1, 2010	3,738,638	$1.69
Granted	375,000	1.80
Exercised	(132,824)	1.41
Cancelled	(43,470)	0.95
Options outstanding as of June 30, 2010	3,937,344	1.72
Options exercisable as of June 30, 2010	3,148,668	$1.83

The weighted average remaining contractual life of the outstanding options as of June 30, 2010 was 6.21 years.

The intrinsic value for options outstanding and exercisable totaled $1,449,759 and $1,121,112, respectively, as of June 30, 2010.  The intrinsic value for an option is calculated as the excess of the closing price of the Company’s common stock at June 30, 2010, which was $1.61 per share, and the exercise price of each option.

Note 10.    Stock Warrants

Warrants outstanding and exercisable totaled 4,332,310 with a weighted average exercise price of $4.61 (ranging between $4.00 and $6.00) as of June 30, 2010 and January 1, 2010.  The weighted average remaining contractual life as of June 30, 2010 was 1.57 years.

Note 11.    Fair Value Measurement

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2010 and December 31, 2009, respectively:

		Fair Value Measurements at June 30, 2010
	Total Carrying Value at June 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash equivalents	$9,313,787	$9,313,787	$–	$–

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Fair Value Measurements at December 31, 2009
	Total Carrying Value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash equivalents	$13,513,047	$13,513,047	$–	$–
Derivative liabilities	$566,451	$–	$–	$566,451

Cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities.  The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy.  There were no changes in the valuation techniques during the six months ended June 30, 2010.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Fair value, beginning of period	$-	$129,056	$566,451	$87,907
Reclassification of derivative liability to equity	-	-	(566,451)	-
Net unrealized loss on derivative financial instruments	-	34,088	-	75,237

Fair value, end of period	$-	$163,144	$-	$163,144

Note 12.   Net Loss Per Common Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive.  The exercise of these common stock equivalents outstanding at June 30, 2010 would dilute earnings per shares of the Company becomes profitable in the future.  The exercise of the outstanding stock options and warrants could generate proceeds up to approximately $26,744,000.

Stock options	3,937,344
Warrants	4,332,310
Total	8,269,654

Note 13.    Commitments and Contingencies

Lease Obligations.     The Company has entered into operating leases related to roof rights, cellular towers, office space and equipment leases under various non-cancelable agreements expiring through March 2019.

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of June 30, 2010, total future lease commitments were as follows:

Remainder of 2010	$1,618,060
2011	2,826,188
2012	2,638,084
2013	1,765,984
2014	832,851
Thereafter	1,204,687
$10,885,854

Rent expense for the three months ended June 30, 2010 and 2009 totaled approximately $792,000 and 628,000, respectively.  Rent expense for the six months ended June 30, 2010 and 2009 totaled approximately $1,531,000 and $1,209,000, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the six months ended June 30, 2010. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year-ended December 31, 2009 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Overview

We provide broadband services to commercial customers and deliver access over a wireless network transmitting over both regulated and unregulated radio spectrum.   Our service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. We provide service to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Philadelphia, Nashville, Providence and Newport, Rhode Island.

On April 15, 2010, we completed the acquisition of the customer contracts, network infrastructure and related assets of the Chicago, Illinois and Nashville, Tennessee networks of Sparkplug Chicago, Inc. (“Sparkplug”). The aggregate consideration for the acquisition was (i) $1,170,000 in cash and (ii) 275,700 shares of our common stock (the “Shares”) with a fair value of $430,000. A registration statement covering the Shares on Form S-3 was declared effective by the SEC on May 5, 2010. We have determined that the acquisition of Sparkplug is a business combination to be accounted for under the acquisition method.

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

As of June 30, 2010, we operated in eleven markets across the United States including New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Philadelphia, Nashville and Providence.  The markets were launched at different times, and as a result, may have different operating metrics based on their stage of maturation.  We incur significant up-front costs in order to establish a Network Presence in a new market.  These costs include building PoPs and Network Costs.  Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market.  Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers.  The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period.  We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model, the operating performance of our mature markets, and the long-term potential for our newer markets.  Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

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

Centralized Costs: Represents costs incurred to support activities across all of our markets that are not allocable to a specific market.  This principally consists of payroll costs for customer care representatives, customer support engineers, sales support and certain installations personnel.  These individuals service customers across all markets rather than being dedicated to any specific market.

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

Three months ended June 30, 2010

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Market EBITDA
New York	$1,459,129	$284,684	$1,174,445	$352,896	$821,549
Boston	1,083,557	171,082	912,475	164,142	748,333
Los Angeles	754,489	136,727	617,762	258,665	359,097
Chicago	649,520	203,044	446,476	154,797	291,679
San Francisco	275,606	60,644	214,962	81,088	133,874
Miami	255,347	84,738	170,609	89,096	81,513
Providence/Newport	124,876	38,803	86,073	27,623	58,450
Seattle	130,566	57,475	73,091	31,461	41,630
Nashville	21,371	14,319	7,052	7,192	(140)
Dallas-Fort Worth	113,181	82,466	30,715	62,010	(31,295)
Philadelphia	897	12,750	(11,853)	54,082	(65,935)
Total	$4,868,539	$1,146,732	$3,721,807	$1,283,052	$2,438,755

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Market EBITDA	$2,438,755
Centralized costs	(763,225)
Corporate expenses	(1,642,606)
Depreciation and amortization	(1,454,239)
Stock-based compensation	(264,120)
Other income (expense)	378,903
Net loss	$(1,306,532)

Three months ended June 30, 2009

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Market EBITDA
New York	$1,321,731	$227,771	$1,093,960	$278,655	$815,305
Boston	1,007,857	165,424	842,433	195,771	646,662
Los Angeles	442,394	82,049	360,345	238,028	122,317
San Francisco	235,374	56,271	179,103	98,699	80,404
Providence/Newport	126,062	36,636	89,426	61,745	27,681
Chicago	220,491	87,298	133,193	116,263	16,930
Miami	150,331	66,698	83,633	109,607	(25,974)
Seattle	106,639	58,673	47,966	87,413	(39,447)
Dallas-Fort Worth	62,702	60,306	2,396	117,832	(115,436)
Total	$3,673,581	$841,126	$2,832,455	$1,304,013	$1,528,442

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Market EBITDA	$1,528,442
Centralized operating costs	(639,612)
Corporate expenses	(1,566,561)
Depreciation	(982,323)
Stock-based compensation	(229,252)
Other income (expense)	(210,707)
Net loss	$(2,100,013)

Six months ended June 30, 2010

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Market EBITDA
New York	$2,852,921	$557,363	$2,295,558	$643,206	$1,652,352
Boston	2,136,090	345,762	1,790,328	338,060	1,452,268
Los Angeles	1,429,093	270,160	1,158,933	547,036	611,897
Chicago	941,629	314,625	627,004	249,875	377,129
San Francisco	544,460	117,471	426,989	146,196	280,793
Miami	454,740	155,039	299,701	176,204	123,497
Providence/Newport	253,422	82,807	170,615	62,288	108,327
Seattle	253,084	109,072	144,012	62,845	81,167
Nashville	21,371	14,319	7,052	7,192	(140)
Dallas-Fort Worth	224,491	164,429	60,062	115,575	(55,513)
Philadelphia	1,455	28,052	(26,597)	105,102	(131,699)
Total	$9,112,756	$2,159,099	$6,953,657	$2,453,579	$4,500,078

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Market EBITDA	$4,500,078
Centralized costs	(1,466,172)
Corporate expenses	(3,257,992)
Depreciation and amortization	(2,555,410)
Stock-based compensation	(457,541)
Other income (expense)	398,732
Net loss	$(2,838,305)

Six months ended June 30, 2009

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Market EBITDA
New York	$2,559,016	$425,667	$2,133,349	$625,720	$1,507,629
Boston	1,969,396	335,831	1,633,565	397,943	1,235,622
Los Angeles	848,314	148,826	699,488	509,840	189,648
San Francisco	458,715	99,692	359,023	227,927	131,096
Providence/Newport	267,080	73,972	193,108	114,050	79,058
Chicago	422,400	168,488	253,912	243,271	10,641
Miami	259,659	125,813	133,846	217,142	(83,296)
Seattle	203,631	125,767	77,864	186,474	(108,610)
Dallas-Fort Worth	102,436	114,616	(12,180)	243,336	(255,516)
Total	$7,090,647	$1,618,672	$5,471,975	$2,765,703	$2,706,272

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Market EBITDA	$2,706,272
Centralized operating costs	(1,351,829)
Corporate expenses	(3,131,833)
Depreciation	(1,929,944)
Stock-based compensation	(386,322)
Other income (expense)	(422,023)
Net loss	$(4,515,679)

We began providing broadband services in Nashville, Tennessee in April 2010.

Certain accounts in the prior year Market EBITDA reconciliation had been reclassified for comparative purposes to conform to the presentation in the current year.  These reclassifications have no effect on the previously reported total Market EBITDA.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenues.   Revenues totaled $4,868,539 during the three months ended June 30, 2010 as compared to $3,673,581 during the three months ended June 30, 2009, representing an increase of $1,194,958, or 33%.  This increase was driven by 56% growth in our customer base from June 30, 2009 to June 30, 2010.  The effect of the increase in our customer base was mitigated by a decrease of 13% in average revenue per user (“ARPU”) during the
2010 period as compared to the 2009 period.

ARPU as of June 30, 2010 totaled $671 compared to $769 as of June 30, 2009, representing a decrease of $98, or 13%.  The decrease relates to new customers purchasing lower ARPU products during the economic recession.  In addition, the acquisition of Sparkplug had the effect of lowering our post-acquisition ARPU by $23.  The customers acquired from Sparkplug had an ARPU of $463 compared to $703 for our customer base prior to the acquisition.  Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.15% for the three months ended June 30, 2010 compared to 1.90% for the three months ended June 30, 2009, representing a 39% decrease on a percentage basis.  The lower churn in the 2010 period reflects the results of our efforts to improve customer service.  During the second quarter of 2009, we effected staffing and process changes to improve customer retention and reduce churn.

       Cost of Revenues.   Cost of revenues totaled $1,207,100 for the three months ended June 30, 2010 as compared to $914,938 for the three months ended June 30, 2009, an increase of $292,162, or 32%.  Gross margins remained stable at 75% during both the 2010 and 2009 periods.  Core Network costs increased by approximately $228,000 primarily related to higher tower rent expenses and bandwidth, which were partly related to the acquisition of Sparkplug.

       Depreciation and Amortization.   Depreciation and amortization totaled $1,454,239 for the three months ended June 30, 2010 as compared to $982,323 for the three months ended June 30, 2009, representing an increase of $471,916, or 48%. This increase related to the continued investment in our Network required to support the growth in our customer base and expansion in existing markets.  Gross fixed assets totaled $29,942,264 at June 30, 2010 as compared to $23,695,849 at June 30, 2009, representing an increase of $6,246,415, or 26%.  In addition, we recognized approximately $265,000 of amortization expense associated with customer contracts acquired through the Sparkplug acquisition.

Customer Support Services.   Customer support services expenses totaled $672,205 for the three months ended June 30, 2010 as compared to $484,189 for the three months ended June 30, 2009, representing an increase of $188,016, or 39%. This increase was primarily related to additional personnel hired to support our growing customer base.  Average headcount increased by 24%, from 38 in the 2009 period to 47 in the 2010 period.

Sales and Marketing.   Sales and marketing expenses totaled $1,313,704 for the three months ended June 30, 2010 as compared to $1,385,624 for the three months ended June 30, 2009, representing a decrease of $71,920, or 5%. Approximately $327,000 of the decrease related to lower payroll costs as sales and marketing personnel averaged 62 for the three months ended June 30, 2010 compared with 100 for the same period in 2009, a decrease in headcount of 38%.  This decrease was offset by an increase in marketing and advertising expenses of approximately $129,000, primarily related to Internet based advertising programs.  In addition, there was an increase in commissions and bonuses of approximately $132,000 in the 2010 period.

General and Administrative.   General and administrative expenses totaled $1,906,726 for the three months ended June 30, 2010 as compared to $1,795,813 for the three months ended June 30, 2009, representing an increase of $110,913, or 6%.  This increase was attributable to professional services of approximately $179,000, primarily related to the Sparkplug acquisition offset by a decrease of approximately $96,000 in payroll costs.

Interest Income.    Interest income totaled $631 for the three months ended June 30, 2010 compared with $9,024 for the three months ended June 30, 2009, representing a decrease of $8,393, or 93%.  The decrease primarily relates to lower cash balances and interest yields in the 2010 period compared with the 2009 period.  Average cash balances decreased from approximately $20.4 million in the second quarter 2009 to approximately $9.9 million in the second quarter 2010.  Monthly interest yields averaged 0.16% in the 2009 period compared with 0.02% in the 2010 period.

Interest Expense.   Interest expense totaled zero for the three months ended June 30, 2010 compared with $185,570 for the three months ended June 30, 2009, representing a decrease of 100%.  Interest expense for the 2009 period included $114,586 associated with the accretion of debt discount and $55,000 associated with the 8% coupon on outstanding debt.  Outstanding debt of $2,750,000 was repaid on December 31, 2009.

Net Loss.   Net loss totaled $1,306,532 for the three months ended June 30, 2010 as compared to a net loss of $2,100,013 for the three months ended June 30, 2009, a decrease of $793,481, or 38%.  This decrease primarily related to an increase in revenues of $1,194,958, or 33%, and a gain on business acquisition of $355,876 offset by an increase in operating expenses of $991,087, or 18%.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenues.   Revenues totaled $9,112,756 during the six months ended June 30, 2010 as compared to $7,090,647 during the six months ended June 30, 2009, representing an increase of $2,022,109, or 29%.  This increase was driven by 56% growth in our customer base from June 30, 2009 to June 30, 2010.  The effect of the increase in our customer base was mitigated by a decrease of 13% in ARPU during the 2010 period as compared to the 2009 period.

       Cost of Revenues.   Cost of revenues totaled $2,281,887 for the six months ended June 30, 2010 as compared to $1,740,852 for the six months ended June 30, 2009, an increase of $541,035, or 31%.  Gross margins remained stable at 75% during both the 2010 period and 2009 periods.  Core Network costs increased by approximately $437,000 primarily related to higher tower and roof rent expenses, in addition to higher bandwidth.

       Depreciation and Amortization.   Depreciation and amortization totaled $2,555,410 for the six months ended June 30, 2010 as compared to $1,929,944 for the six months ended June 30, 2009, representing an increase of $625,466, or 32%. This increase is related to the continued investment in our Network required to support the growth in our customer base and expansion in existing markets.  Gross fixed assets totaled $29,942,264 at June 30, 2010 as compared to $23,695,849 at June 30, 2009, representing an increase of $6,246,415, or 26%.  In addition, we recognized approximately $265,000 of amortization expense associated with customer contracts acquired through the Sparkplug acquisition.

Customer Support Services.   Customer support services expenses totaled $1,250,461 for the six months ended June 30, 2010 as compared to $1,034,013 for the six months ended June 30, 2009, representing an increase of $216,448, or 21%. This increase was primarily related to additional personnel hired to support our growing customer base.  Average headcount increased by 22%, from 37 in the 2009 period to 45 in the 2010 period.

Sales and Marketing.   Sales and marketing expenses totaled $2,546,502 for the six months ended June 30, 2010 as compared to $2,961,339 for the six months ended June 30, 2009, representing a decrease of $414,837, or 14%. Approximately $697,000 of the decrease related to lower payroll costs as sales and marketing personnel averaged 62 for the six months ended June 30, 2010 compared with 101 for the same period in 2009, a decrease in headcount of 39%.  This decrease was offset by an increase in marketing and advertising expenses of approximately $200,000, primarily related to Internet based advertising programs.  In addition, commissions and bonuses increased by approximately $109,000 in the 2010 period.

General and Administrative.   General and administrative expenses totaled $3,715,533 for the six months ended June 30, 2010 as compared to $3,518,155 for the six months ended June 30, 2009, representing an increase of $197,378, or 6%.  This increase was attributable to professional services of approximately $235,000, primarily related to the Sparkplug acquisition, and an increase of approximately $71,000 in stock-based compensation, offset by a decrease of approximately $200,000 in payroll costs.

Interest Income.    Interest income totaled $805 for the six months ended June 30, 2010 compared with $22,213 for the six months ended June 30, 2009, representing a decrease of $21,408, or 96%.  The decrease primarily relates to lower cash balances and interest yields in the 2010 period compared with the 2009 period.  Average cash balances decreased from approximately $21.5 million in the second quarter 2009 to approximately $11.3 million in the second quarter 2010.  Monthly interest yields averaged 0.19% in the 2009 period compared with 0.01% in the 2010 period.

Interest Expense.   Interest expense totaled zero for the six months ended June 30, 2010 compared with $368,926 for the six months ended June 30, 2009, representing a decrease of 100%.Interest expense for the 2009 period included $227,627 associated with the accretion of debt discount and $110,000 associated with the 8% coupon on outstanding debt.  Outstanding debt of $2,750,000 was repaid on December 31, 2009.

Net Loss.   Net loss totaled $2,838,305 for the six months ended June 30, 2010 as compared to a net loss of $4,515,679 for the six months ended June 30, 2009, a decrease of $1,677,374, or 37%.  This decrease primarily related to an increase in revenues of $2,022,109, or 29%, and a gain on business acquisition of $355,876 offset by an increase in operating expenses of $1,165,490, or 10%.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing.  Cash and cash equivalents totaled $9,665,626 and $14,040,839 at June 30, 2010 and December 31, 2009, respectively. The decrease in cash and cash equivalents related to our operating and investing activities during the six months ended June 30, 2010, each of which is described below.

Net Cash Used in Operating Activities.   Net cash used in operating activities totaled $50,438 for the six months ended June 30, 2010 as compared to $2,495,943 for the six months ended June 30, 2009, representing an increase in cash used in operating activities of $2,445,505, or 98%.  This improvement was directly related to the lower net loss reported in the 2010 period which decreased by $1,677,374, or 37%, as compared to the 2009 period.

Net Cash Used in Investing Activities.   Net cash used in investing activities totaled $4,324,775 for the six months ended June 30, 2010 as compared to $2,029,540 for the six months ended June 30, 2009, representing an increase of $2,295,235, or 113%.  The increase in the 2010 period related to higher spending on property and equipment which increased by $1,125,235, or 56%, from $3,151,775 to $2,026,540.  The significant components increases of property and equipment included approximately $662,000 related to customer premise equipment and approximately $474,000 related to network and base station equipment.  In addition, we paid $1,170,000 in cash for the acquisition of Sparkplug in the 2010 period.

Working Capital.   As of June 30, 2010, we had working capital of $6,814,353.  Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

Acquisition of Sparkplug Chicago, Inc.  On April 15, 2010, we completed the acquisition of the customer contracts, network infrastructure and related assets of the Chicago, Illinois and Nashville, Tennessee networks of Sparkplug Chicago, Inc. (“Sparkplug”). The aggregate consideration for the acquisition was (i) $1,170,000 in cash,  and (ii) 275,700 shares of our common stock (the “Shares”) with a fair value of $430,000. A registration statement covering the Shares on Form S-3 was declared effective by the SEC on May 5, 2010. We have determined that the acquisition of Sparkplug is a business combination to be accounted for under the acquisition method.

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

Revenue Recognition.    We normally enter into contractual agreements with our customers for periods ranging between one to three years.  We recognize the total revenue provided under a contract ratably over the contract period, including any periods under which we have agreed to provide services at no cost.  Deferred revenues are recognized as a liability when billings are issued in advance of the date when revenues are earned.  We apply the revenue recognition principles set forth under SEC’s Staff Accounting Bulletin 104, (“SAB 104”) which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

Long-Lived Assets.  Long-lived assets consist primarily of property and equipment, and intangible assets. Long-lived assets are reviewed annually for impairment or whenever events or circumstances indicate their carrying value may not be recoverable. Conditions that would result in an impairment charge include a significant decline in the market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists.  If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.

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

Recent Accounting Pronouncements

In February 2010, the FASB issued an accounting standard that amended certain recognition and disclosure requirements related to subsequent events. The accounting standard requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance. The adoption of this standard had no effect on our condensed consolidated financial position or results of operations.  Disclosures have been modified to reflect the new requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TOWERSTREAM CORPORATION

Date: August 4, 2010	By:	/s/ Jeffrey M. Thompson

Jeffrey M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2010	By:	/s/ Joseph P. Hernon

Joseph P. Hernon
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer