Form 10-Q
period 2010-09-30
TOWERSTREAM CORP
filed 2010-11-04
CIK 1349437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Yes ☐  No ☒

As of November 2, 2010, there were 35,085,056 shares of the issuer’s common stock outstanding.

TOWERSTREAM CORPORATION

Table of Contents

		Pages

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (unaudited)	3

	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2010 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	20

Item 4.	Controls and Procedures.	20

Part II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6.	Exhibits.	21

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$8,405,249	$14,040,839
Accounts receivable, net	419,656	403,073
Prepaid expenses and other	192,558	258,307
Total Current Assets	9,017,463	14,702,219

Property and equipment, net	14,853,861	13,634,685

Intangible assets, net	1,875,393	975,000
Other assets	197,203	190,803
Total Assets	$25,943,920	$29,502,707

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$745,604	$1,055,804
Accrued expenses	1,449,926	1,086,258
Deferred revenues	591,290	1,028,952
Deferred rent	84,157	78,889
Total Current Liabilities	2,870,977	3,249,903

Long-Term Liabilities
Derivative liabilities	-	566,451
Deferred rent	212,064	275,182
Total Long-Term Liabilities	212,064	841,633
Total Liabilities	3,083,041	4,091,536

Commitments (Note 13)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 70,000,000 shares authorized; 35,085,056 and 34,662,229 shares issued and outstanding, respectively	35,085	34,662
Additional paid-in-capital	56,802,454	55,127,710
Accumulated deficit	(33,976,660)	(29,751,201)
Total Stockholders' Equity	22,860,879	25,411,171
Total Liabilities and Stockholders' Equity	$25,943,920	$29,502,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$5,080,650	$3,782,456	$14,193,406	$10,873,103

Operating Expenses
Cost of revenues (exclusive of depreciation)	1,251,686	931,368	3,533,573	2,672,220
Depreciation and amortization	1,556,619	1,035,660	4,112,029	2,965,604
Customer support services	636,588	544,019	1,887,049	1,578,032
Sales and marketing	1,286,402	1,379,291	3,832,904	4,340,630
General and administrative	1,758,093	1,665,113	5,473,626	5,183,268
Total Operating Expenses	6,489,388	5,555,451	18,839,181	16,739,754
Operating Loss	(1,408,738)	(1,772,995)	(4,645,775)	(5,866,651)
Other Income (Expense)
Interest income	689	3,844	1,494	26,057
Interest expense	-	(184,774)	-	(553,700)
Gain on business acquisition	-	-	355,876	-
Loss on derivative financial instruments	-	(184,717)	-	(259,954)
Other, net	20,895	940	62,946	867
Total Other Income (Expense)	21,584	(364,707)	420,316	(786,730)
Net Loss	$(1,387,154)	$(2,137,702)	$(4,225,459)	$(6,653,381)

Net loss per common share – basic and diluted	$(0.04)	$(0.06)	$(0.12)	$(0.19)
Weighted average common shares outstanding– basic and diluted	35,004,822	34,610,376	34,863,834	34,597,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(4,225,459)	$(6,653,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	102,323	50,499
Depreciation and amortization	4,112,029	2,965,604
Stock-based compensation	677,796	575,607
Gain on business acquisition	(355,876)	-
Accretion of debt discount	-	342,203
Amortization of financing costs	-	43,688
Loss on sale and disposition of property and equipment	49,514	51,625
Deferred rent	(57,850)	(39,415)
Loss on derivative financial instruments	-	259,954
Changes in operating assets and liabilities:
Accounts receivable	(33,519)	(169,175)
Prepaid expenses and other current assets	63,213	34,333
Accounts payable	(334,103)	(510,662)
Accrued expenses	363,668	193,801
Deferred revenues	(622,104)	61,577
Total Adjustments	3,965,091	3,859,639
Net Cash Used In Operating Activities	(260,368)	(2,793,742)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(4,203,142)	(3,683,667)
Acquisition of a business	(1,170,000)	-
Proceeds from sale of property and equipment	-	1,350
Change in security deposits	(3,000)	(4,000)
Net Cash Used In Investing Activities	(5,376,142)	(3,686,317)

Cash Flows From Financing Activities
Repayment of capital leases	-	(22,895)
Repayment of short-term debt	-	(30,000)
Issuance of common stock upon exercise of options	920	-
Net Cash Provided by (Used In) Financing Activities	920	(52,895)

Net Decrease In Cash and Cash Equivalents	(5,635,590)	(6,532,954)

Cash and Cash Equivalents - Beginning	14,040,839	24,740,268
Cash and Cash Equivalents - Ending	$8,405,249	$18,207,314

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$-	$166,286
Taxes	$10,923	$11,772
Acquisition of FCC license through short term debt	$-	$100,000
Fair value of common stock issued in connection with an acquisition	$430,000	$-
Fair value of common stock issued for services	$105,060	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
For the Nine Months Ended September 30, 2010

	Common Stock		Additional Paid-In-
	Shares	Amount	Capital	Accumulated Deficit	Total
Balance at January 1, 2010	34,662,229	$34,662	$55,127,710	$(29,751,201)	$25,411,171
Issuance of common stock for bonuses	9,225	9	17,241		17,250
Issuance of common stock for a business acquisition	275,700	276	429,724		430,000
Issuance of common stock for services	66,075	66	104,994		105,060
Cashless exercise of options	70,494	71	(71)		-
Exercise of options	1,333	1	919		920
Stock-based compensation			555,486		555,486
Reclassification of derivative liabilities to equity linked financial instruments			566,451		566,451
Net loss				(4,225,459)	(4,225,459)
Balance at September 30, 2010	35,085,056	$35,085	$56,802,454	$(33,976,660)	$22,860,879

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

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2010 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

The Company had approximately $8,264,000 invested in three institutional money market funds.  These funds are protected under the Securities Investor Protection Corporation (“SPIC”), a nonprofit membership corporation which provides limited coverage up to $500,000.

Accounts Receivable.     Accounts receivable are stated at cost less an allowance for doubtful accounts. The allowance for doubtful accounts reflects the Company’s estimate of accounts receivable that will not be collected.  The allowance is based on the history of past write-offs, the aging of balances, collections experience and current credit conditions.  Amounts determined to be uncollectible are written-off against the allowance for doubtful accounts.  The allowance for doubtful accounts was $107,744 at September 30, 2010 and $88,299 at December 31, 2009. Additions to the allowance for doubtful accounts, e.g. provision for bad debt, totaled $28,832 and $102,323 for the three and nine months ended September 30, 2010, respectively.  Additions to the allowance for doubtful accounts totaled $24,990 and $50,499 for the three and nine months ended September 30, 2009.  Deductions to the allowance for doubtful accounts, e.g. customer write-offs, totaled $23,212 and $11,341 for the three months ended September 30, 2010 and 2009, respectively, and $82,877 and $25,101 for the nine months ended September 30, 2010 and 2009, respectively.

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

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

During the nine months ended September 30, 2010, the Company incurred approximately $271,000 of third-party costs in connection with the acquisition.  No acquisition-related costs were incurred during the three months ended September 30, 2010.  These expenses are included in the general and administrative expenses in the Company’s condensed consolidated statements of operations.

The results of operations of Sparkplug have been included in the Company’s condensed consolidated statements of operations since the completion of the Sparkplug acquisition on April 15, 2010.  The following table reflects the unaudited pro forma consolidated results of operations had the Sparkplug acquisition taken place at the beginning of 2010 and 2009 periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$5,080,650	$4,182,197	$14,662,666	$12,072,326
Amortization expense	317,786	317,786	953,357	953,357
Total operating expenses	6,489,388	6,048,176	19,415,233	18,217,928
Net loss	(1,387,154)	(2,230,686)	(4,332,251)	(6,932,332)
Basic net loss per share	$(0.04)	$(0.06)	$(0.12)	$(0.20)

The  pro forma information presented above does not purport to present what actual results would have been had the acquisition in fact occurred at the beginning of the fiscal year 2010, nor does the information project results for any future period.

Note 4.    Property and Equipment

The Company’s property and equipment is comprised of:

	September 30, 2010	December 31, 2009
Network and base station equipment	$15,482,040	$13,282,567
Customer premise equipment	11,688,552	9,324,444
Furniture, fixtures and equipment	1,526,675	1,525,980
Computer equipment	660,101	610,847
System software	830,645	819,305
Leasehold improvements	775,420	775,420
	30,963,433	26,338,563
Less: accumulated depreciation	16,109,572	12,703,878
	$14,853,861	$13,634,685

Depreciation expense for the three months ended September 30, 2010 and 2009 was $1,238,833 and $1,035,660, respectively.  Depreciation expense for the nine months ended September 30, 2010 and 2009 was $3,529,422 and $2,965,604, respectively.  During the nine months ended September 30, 2010, the Company wrote-off property and equipment with $174,612 of original cost and $123,728 of accumulated depreciation.  During the nine months ended September 30, 2009, the Company sold or wrote-off property and equipment with $195,749 of original cost and $142,774 of accumulated depreciation.

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 5.  Intangible Assets

The Company’s intangible assets are comprised of the following:

	September 30, 2010	December 31, 2009
Customer contracts	$1,483,000	$-
FCC licenses	975,000	975,000
	2,458,000	975,000
Less: accumulated amortization	582,607	-
	$1,875,393	$975,000

Amortization expense for the three and nine months ended September 30, 2010 was $317,786 and $582,607, respectively.  There was no amortization expense for the three and nine months ended September 30, 2009.  The Company is amortizing the customer contracts acquired in the Sparkplug acquisition over a 14 month period which represented the remaining average contractual term of the contracts acquired.  As of September 30, 2010, the remaining amortization period was 8.5 months.

Note 6.  Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2010	December 31, 2009
Payroll and related	$562,170	$430,360
Professional services	262,755	157,151
Property and equipment	237,197	140,566
Marketing	142,856	79,026
Network	95,868	57,688
Penalties	23,796	95,726
Other	125,284	125,741
Total	$1,449,926	$1,086,258

Network expenses consist of expenses directly related to providing services to our customers.

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

As further described in Note 8, a new accounting standard became effective on January 1, 2009 related to the accounting for derivative financial instruments indexed to a company’s own stock.  In connection with its implementation, the Company was required to classify the conversion feature of the Debentures and the warrants issued with the Debentures as derivative liabilities.  The cumulative effect of adopting this standard resulted in a decrease in the carrying value of the Debentures as of January 1, 2009 from $2,607,395 to $2,293,222.  Interest expense totaled $169,576 during the three months ended September 30, 2009 and included $55,000 associated with the 8% coupon and $114,576 associated with accretion of the discount.  Interest expense totaled $507,203 during the nine months ended September 30, 2009 and included $165,000 associated with the 8% coupon and $342,203 associated with the accretion of the discount.

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

Note 9.    Share-Based Compensation

The Company uses the Black-Scholes option pricing model to value options granted to employees, directors and consultants.  Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period.  Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $115,195 and $178,339 during the three months ended September 30, 2010 and 2009, respectively.  Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $555,486 and $554,617 during the nine months ended September 30, 2010 and 2009, respectively.  Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The unamortized amount of stock options expense was $458,019 as of September 30, 2010 which will be recognized over a weighted average period of 2.0 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Risk-free interest rate	-	0.2% - 2.9%	1.0%-3.3%	0.2% - 2.9%
Expected volatility	-	79%	73%	79% - 87%
Expected life (in years)	-	0.1 – 6.0	2.5 – 6.1	0.1 – 6.8
Expected dividend yield	-	-	-	–
Weighted average per share grant date fair value	$-	$0.57	$0.99	$0.51

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

The Company recorded stock-based compensation related to the issuance of common stock to executive officers as a part of their bonus programs, which totaled $10,946 for the three months ended September 30, 2009. Total shares issued to executive officers were 6,756 for the three months ended September 30, 2009. There was no stock-based compensation recorded for the issuance of common stock to executive officers for the three months ended September 30, 2010. The Company recorded stock-based compensation related to the issuance of common stock to executive officers as a part of their bonus programs, which totaled $17,250 and $20,990 for the nine months ended September 30, 2010 and 2009, respectively. Total shares issued to executive officers were 9,225 and 19,311 for the nine months ended September 30, 2010 and 2009 respectively.

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In the third quarter of 2010, the Company recorded stock-based compensation related to the issuance of common stock to a third party for services rendered.  The fair market value of the common stock issued was $105,060.  The total shares issued as part of this consideration was 66,075.

Transactions under the stock option plans during the nine months ended September 30, 2010 are as follows:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding as of January 1, 2010	3,738,638	$1.69
Granted	375,000	1.80
Exercised	(282,173)	1.38
Cancelled	(43,470)	0.95
Options outstanding as of September 30, 2010	3,787,995	1.73
Options exercisable as of September 30, 2010	3,093,486	$1.83

The weighted average remaining contractual life of the outstanding options as of September 30, 2010 was 6.07 years.

The intrinsic value for options outstanding and exercisable totaled $3,006,670 and $2,426,974, respectively, as of September 30, 2010.  The intrinsic value for an option is calculated as the excess of the closing price of the Company’s common stock at September 30, 2010, which was $2.14 per share, and the exercise price of each option.

Note 10.    Stock Warrants

Warrants outstanding and exercisable totaled 4,332,310 with a weighted average exercise price of $4.61 (ranging between $4.00 and $6.00) as of September 30, 2010 and January 1, 2010.  The weighted average remaining contractual life as of September 30, 2010 was 1.31 years.

Note 11.    Fair Value Measurement

Valuation Hierarchy

The FASB’s accounting standard for fair value measurement establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows:  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2010 and December 31, 2009, respectively:

		Fair Value Measurements at September 30, 2010
	Total Carrying Value at September 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash equivalents	$8,264,403	$8,264,403	$–	$–

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Fair Value Measurements at December 31, 2009
	Total Carrying Value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash equivalents	$13,513,047	$13,513,047	$–	$–
Derivative liabilities	$566,451	$–	$–	$566,451

Cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities.  The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy.  There were no changes in the valuation techniques during the nine months ended September 30, 2010.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Fair value, beginning of period	$-	$163,144	$566,451	$87,907
Reclassification of derivative liability to equity	-	-	(566,451)	-
Net unrealized loss on derivative financial instruments	-	184,717	-	259,954

Fair value, end of period	$-	$347,861	$-	$347,861

Note 12.   Net Loss Per Common Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive.  The exercise of these common stock equivalents outstanding at September 30, 2010 would dilute earnings per share if the Company becomes profitable in the future.  The exercise of the outstanding stock options and warrants could generate proceeds up to approximately $26,542,000.

Stock options	3,787,995
Warrants	4,332,310
Total	8,120,305

TOWERSTREAM CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 13.    Commitments and Contingencies

Lease Obligations.     The Company has entered into operating leases related to roof rights, cellular towers, office space and equipment leases under various non-cancelable agreements expiring through March 2019.

As of September 30, 2010, total future lease commitments were as follows:

Remainder of 2010	$906,656
2011	3,113,559
2012	2,927,525
2013	2,045,619
2014	1,102,068
Thereafter	1,356,704
$11,452,131

Rent expense for the three months ended September 30, 2010 and 2009 totaled approximately $852,000 and $661,000, respectively.  Rent expense for the nine months ended September 30, 2010 and 2009 totaled approximately $2,383,000 and $1,870,000, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2010. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year-ended December 31, 2009 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place too much reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

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

On April 15, 2010, we completed the acquisition of the customer contracts, network infrastructure and related assets of the Chicago, Illinois and Nashville, Tennessee networks of Sparkplug Chicago, Inc. (“Sparkplug”). The aggregate consideration for the acquisition was (i) $1,170,000 in cash and (ii) 275,700 shares of our common stock (the “Shares”) with a fair value of $430,000. A registration statement covering the Shares on Form S-3 was declared effective by the SEC on May 5, 2010. The acquisition of Sparkplug was a business combination accounted for under the acquisition method.

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

As of September 30, 2010, we operated in eleven markets across the United States including New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Philadelphia, Nashville and Providence.  The markets were launched at different times, and as a result, may have different operating metrics based on their stage of maturation.  We incur significant up-front costs in order to establish a Network Presence in a new market.  These costs include building PoPs and Network Costs.  Other material costs include hiring and training sales personnel who will be dedicated to securing customers in that market.  Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers.  The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period.  We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model, the operating performance of our mature markets, and the long-term potential for our newer markets.  Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

Revenues: Revenues are allocated based on which market each customer is located in.

Costs of Revenues: Includes payroll, Core Network costs and Customer Network costs that can be specifically allocated to a specific market. Costs that can not be allocated to a specific market are classified as Centralized Costs.

Operating Costs: Costs which can be specifically allocated to a market include direct sales personnel, certain direct marketing expenses, certain customer support and installation payroll expenses and third party commissions.

Centralized Costs: Represents costs incurred to support activities across all of our markets that are not allocable to a specific market.  This principally consists of payroll costs for customer care representatives, customer support engineers, sales support, marketing and certain installations personnel.  These individuals service customers across all markets rather than being dedicated to any specific market.

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

We began providing broadband services in Philadelphia, Pennsylvania in November 2009 and acquired Sparkplug Chicago, Inc.’s Nashville, Tennessee operations in April 2010.

Three months ended September 30, 2010

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Market EBITDA
New York	$1,435,828	$280,934	$1,154,894	$270,096	$884,798
Boston	1,130,341	174,285	956,056	167,313	788,743
Los Angeles	839,957	158,128	681,829	294,239	387,590
Chicago	749,207	227,530	521,677	180,671	341,006
San Francisco	285,765	60,701	225,064	92,544	132,520
Miami	242,681	83,342	159,339	80,696	78,643
Providence/Newport	120,961	38,637	82,324	23,635	58,689
Seattle	124,667	54,318	70,349	31,580	38,769
Nashville	18,479	7,735	10,744	5,121	5,623
Dallas-Fort Worth	127,674	87,101	40,573	59,015	(18,442)
Philadelphia	5,090	13,115	(8,025)	39,939	(47,964)
Total	$5,080,650	$1,185,826	$3,894,824	$1,244,849	$2,649,975

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Market EBITDA					$2,649,975
Centralized costs					(744,001)
Corporate expenses					(1,537,838)
Depreciation and amortization					(1,556,619)
Stock-based compensation					(220,255)
Other income (expense)					21,584
Net loss					$(1,387,154)
Three months ended September 30, 2009

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Market EBITDA
New York	$1,305,680	$256,672	$1,049,008	$326,952	$722,056
Boston	995,674	157,284	838,390	183,915	654,475
Los Angeles	497,322	87,116	410,206	268,915	141,291
San Francisco	252,834	50,549	202,285	108,822	93,463
Chicago	254,160	91,508	162,652	113,750	48,902
Providence/Newport	127,261	38,395	88,866	44,062	44,804
Seattle	111,439	53,443	57,996	42,958	15,038
Miami	151,036	65,756	85,280	92,446	(7,166)
Dallas-Fort Worth	87,050	62,734	24,316	98,443	(74,127)
Total	$3,782,456	$863,457	$2,918,999	$1,280,263	$1,638,736

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Market EBITDA					$1,638,736
Centralized costs					(710,958)
Corporate expenses					(1,475,828)
Depreciation					(1,035,660)
Stock-based compensation					(189,285)
Other income (expense)					(364,707)
Net loss					$(2,137,702)

Nine months ended September 30, 2010

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Market EBITDA
New York	$4,288,749	$838,297	$3,450,452	$913,302	$2,537,150
Boston	3,266,431	520,047	2,746,384	505,373	2,241,011
Los Angeles	2,269,050	428,288	1,840,762	841,275	999,487
Chicago	1,690,836	542,155	1,148,681	430,546	718,135
San Francisco	830,225	178,172	652,053	238,740	413,313
Miami	697,421	238,381	459,040	256,900	202,140
Providence/Newport	374,383	121,444	252,939	85,923	167,016
Seattle	377,751	163,390	214,361	94,425	119,936
Nashville	39,850	22,054	17,796	12,313	5,483
Dallas-Fort Worth	352,165	251,530	100,635	174,590	(73,955)
Philadelphia	6,545	41,167	(34,622)	145,041	(179,663)
Total	$14,193,406	$3,344,925	$10,848,481	$3,698,428	$7,150,053

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Market EBITDA					$7,150,053
Centralized costs					(2,210,173)
Corporate expenses					(4,795,830)
Depreciation and amortization					(4,112,029)
Stock-based compensation					(677,796)
Other income (expense)					420,316
Net loss					$(4,225,459)

Nine months ended September 30, 2009

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Market EBITDA
New York	$3,864,696	$682,339	$3,182,357	$952,672	$2,229,685
Boston	2,965,070	493,116	2,471,954	581,857	1,890,097
Los Angeles	1,345,636	236,324	1,109,312	778,753	330,559
San Francisco	711,549	150,190	561,359	336,749	224,610
Providence/Newport	394,341	112,367	281,974	158,112	123,862
Chicago	676,560	259,996	416,564	357,021	59,543
Miami	410,695	191,569	219,126	309,588	(90,462)
Seattle	315,070	179,210	135,860	229,433	(93,573)
Dallas-Fort Worth	189,486	177,350	12,136	341,779	(329,643)
Total	$10,873,103	$2,482,461	$8,390,642	$4,045,964	$4,344,678

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Market EBITDA					$4,344,678
Centralized costs					(2,062,457)
Corporate expenses					(4,607,661)
Depreciation					(2,965,604)
Stock-based compensation					(575,607)
Other income (expense)					(786,730)
Net loss					$(6,653,381)

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenues.   Revenues totaled $5,080,650 during the three months ended September 30, 2010 as compared to $3,782,456 during the three months ended September 30, 2009, representing an increase of $1,298,194, or 34%.  This increase was driven by 44% growth in our customer base from September 30, 2009 to September 30, 2010. The effect of the increase in our customer base was mitigated by a decrease of 8% in average revenue per user (“ARPU”) during the 2010 period as compared to the 2009 period.

ARPU as of September 30, 2010 totaled $669 compared to $731 as of September 30, 2009, representing a decrease of $62, or 8%.  The decrease relates to new customers purchasing lower ARPU products during the economic recession.  In addition, the acquisition of Sparkplug had the effect of lowering our post-acquisition ARPU by $23.  The customers acquired from Sparkplug had an ARPU of $463 compared to $703 for our customer base prior to the acquisition.  Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.60% for the three months ended September 30, 2010 compared to 1.71% for the three months ended September 30, 2009, representing a 6% decrease on a percentage basis.  The lower churn in the 2010 period reflects the results of our efforts to improve customer service.

       Cost of Revenues.   Cost of revenues totaled $1,251,686 for the three months ended September 30, 2010 as compared to $931,368 for the three months ended September 30, 2009, an increase of $320,318, or 34%.  Gross margins remained stable at 75% during both the 2010 and 2009 periods.  Core Network costs increased by approximately $232,000 primarily related to higher tower rent expenses and bandwidth, which were partly related to the acquisition of Sparkplug.

       Depreciation and Amortization.   Depreciation and amortization totaled $1,556,619 for the three months ended September 30, 2010 as compared to $1,035,660 for the three months ended September 30, 2009, representing an increase of $520,959, or 50%. This increase related to the continued investment in our Network required to support the growth in our customer base and expansion in existing markets.  Gross fixed assets totaled $30,963,433 at September 30, 2010 as compared to $25,293,500 at September 30, 2009, representing an increase of $5,669,933, or 22%.  In addition, we recognized approximately $318,000 of amortization expense in the 2010 period associated with customer contracts acquired through the Sparkplug acquisition.

Customer Support Services.   Customer support services expenses totaled $636,588 for the three months ended September 30, 2010 as compared to $544,019 for the three months ended September 30, 2009, representing an increase of $92,569, or 17%. This increase was primarily related to additional personnel hired to support our growing customer base.  Average headcount increased by 14%, from 42 in the 2009 period to 48 in the 2010 period.

Sales and Marketing.   Sales and marketing expenses totaled $1,286,402 for the three months ended September 30, 2010 as compared to $1,379,291 for the three months ended September 30, 2009, representing a decrease of $92,889, or 7%.  Approximately $101,000 of the decrease related to lower payroll costs as direct sales personnel averaged 51 for the three months ended September 30, 2010 compared with 60 for the same period in 2009, a decrease in headcount of 15%.  Beginning in the second half of 2009, our sales and marketing strategy evolved towards the enhanced use of Internet-based marketing programs which has both increased qualified leads and enabled us to reduce direct sales headcount.

General and Administrative.   General and administrative expenses totaled $1,758,093 for the three months ended September 30, 2010 as compared to $1,665,113 for the three months ended September 30, 2009, representing an increase of $92,980, or 6%.  This increase was primarily attributable to higher payroll costs of approximately $166,000, partially offset by a decrease in employee stock-based compensation of approximately $63,000.

Interest Income.    Interest income totaled $689 for the three months ended September 30, 2010 compared with $3,844 for the three months ended September 30, 2009, representing a decrease of $3,155, or 82%.  The decrease primarily relates to lower cash balances and interest yields in the 2010 period compared with the 2009 period.  Average cash balances decreased from approximately $18.7 million in the third quarter 2009 to approximately $8.5 million in the third quarter 2010.  Monthly interest yields averaged 0.1% in the 2009 period compared with 0.0% in the 2010 period.

Interest Expense.   Interest expense totaled zero for the three months ended September 30, 2010 compared with $184,774 for the three months ended September 30, 2009, representing a decrease of 100%.  Interest expense for the 2009 period included $114,576 associated with the accretion of debt discount and $55,000 associated with the 8% coupon on outstanding debt.  Outstanding debt of $2,750,000 was repaid on December 31, 2009.

Loss on Derivative Financial Instruments.    Loss on derivative financial instruments totaled zero for the three months ended September 30, 2010 compared with $184,717 for the three months ended September 30, 2009, representing a decrease of 100%. Our convertible debentures and certain of our warrants were classified as derivative instruments during the 2009 period, and accordingly, were valued at the end of each reporting period based on the Black-Scholes option pricing model.  Changes in fair value were recognized as gain or loss on derivative financial instruments.  Our debentures were repaid at the end of 2009 and reset provisions in certain warrants are no longer applicable as of January 1, 2010.  As a result, there were no derivative instruments outstanding during the 2010 period.

Net Loss.   Net loss totaled $1,387,154 for the three months ended September 30, 2010 compared with $2,137,702 for the three months ended September 30, 2009, a decrease of $750,548, or 35%.  This decrease related to an increase in revenues of $1,298,194, or 34%, offset by an increase in operating expenses of $933,937, or 17%. In addition, non-operating expense totaled $364,707 in the 2009 period compared to non-operating income of $21,584 during the 2010 period.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenues.   Revenues totaled $14,193,406 during the nine months ended September 30, 2010 as compared to $10,873,103 during the nine months ended September 30, 2009, representing an increase of $3,320,303, or 31%.  This increase was driven by 44% growth in our customer base from September 30, 2009 to September 30, 2010.  The effect of the increase in our customer base was mitigated by a decrease of 8% in ARPU during the 2010 period as compared to the 2009 period.

Cost of Revenues.   Cost of revenues totaled $3,533,573 for the nine months ended September 30, 2010 as compared to $2,672,220 for the nine months ended September 30, 2009, an increase of $861,353, or 32%.  Gross margins remained stable at 75% during both the 2010 period and 2009 periods.  Core Network costs increased by approximately $669,000 primarily related to higher tower and roof rent expenses, in addition to higher bandwidth.  Customer Network costs increased by approximately $118,000 primarily related to the growth in our customer base.

Depreciation and Amortization.   Depreciation and amortization totaled $4,112,029 for the nine months ended September 30, 2010 as compared to $2,965,604 for the nine months ended September 30, 2009, representing an increase of $1,146,425, or 39%. This increase is related to the continued investment in our Network required to support the growth in our customer base and expansion in existing markets.  Gross fixed assets totaled $30,963,433 at September 30, 2010 as compared to $25,293,500 at September 30, 2009, representing an increase of $5,669,933, or 22%.  In addition, we recognized approximately $583,000 of amortization expense in the 2010 period associated with customer contracts acquired through the Sparkplug acquisition.

Customer Support Services.   Customer support services expenses totaled $1,887,049 for the nine months ended September 30, 2010 as compared to $1,578,032 for the nine months ended September 30, 2009, representing an increase of $309,017, or 20%. This increase was primarily related to additional personnel hired to support our growing customer base.  Average headcount increased by 18%, from 39 in the 2009 period to 46 in the 2010 period.

Sales and Marketing.   Sales and marketing expenses totaled $3,832,904 for the nine months ended September 30, 2010 as compared to $4,340,630 for the nine months ended September 30, 2009, representing a decrease of $507,726, or 12%. Approximately $765,000 of the decrease related to lower payroll costs as direct sales personnel averaged 52 for the nine months ended September 30, 2010 compared with 79 for the same period in 2009, a decrease in headcount of 34%.  This decrease was offset by an increase in marketing and advertising expenses of approximately $189,000, primarily related to Internet based advertising programs.  Beginning in the second half of 2009, our sales and marketing strategy evolved towards the enhanced use of Internet-based marketing programs which has both increased qualified leads and enabled us to reduce direct sales headcount. In addition, commissions and bonuses increased by approximately $142,000 in the 2010 period.

General and Administrative.   General and administrative expenses totaled $5,473,626 for the nine months ended September 30, 2010 as compared to $5,183,268 for the nine months ended September 30, 2009, representing an increase of $290,358, or 6%.  This increase was attributable to higher professional services fees of approximately $175,000, primarily related to acquisition activities, as well as an increase in bad debt expense of approximately $52,000 and state franchise taxes of approximately $51,000.

Interest Income.    Interest income totaled $1,494 for the nine months ended September 30, 2010 compared with $26,057 for the nine months ended September 30, 2009, representing a decrease of $24,563, or 94%.  The decrease primarily relates to lower cash balances and interest yields in the 2010 period compared with the 2009 period.  Average cash balances decreased from approximately $20.6 million in the 2009 period to approximately $10.4 million in the 2010 period.  Monthly interest yields averaged 0.2% in the 2009 period compared with 0.0% in the 2010 period.

Interest Expense.   Interest expense totaled zero for the nine months ended September 30, 2010 compared with $553,700 for the nine months ended September 30, 2009, representing a decrease of 100%.  Interest expense for the 2009 period included $342,203 associated with the accretion of debt discount and $165,000 associated with the 8% coupon on outstanding debt.  Outstanding debt of $2,750,000 was repaid on December 31, 2009.

Gain on Business Acquisition.    Gain on business acquisition totaled $355,876 for the nine months ended September 30, 2010 compared with zero for the nine months ended September 30, 2009.  The gain was recognized in connection with the acquisition of Sparkplug Chicago in April 2010 which was purchased at a discounted price due to the realignment of geographic markets by Sparkplug’s parent company.  No acquisitions were completed during the 2009 period.

Loss on Derivative Financial Instruments.    Loss on derivative financial instruments totaled zero for the nine months ended September 30, 2010 compared with $259,954 for the nine months ended September 30, 2009, representing a decrease of 100%. Our convertible debentures and certain of our warrants were classified as derivative instruments during the 2009 period, and accordingly, were valued at the end of each reporting period based on the Black-Scholes option pricing model.  Changes in fair value were recognized as gain or loss on derivative financial instruments.  Our debentures were repaid at the end of 2009 and reset provisions in certain warrants are no longer applicable as of January 1, 2010.  As a result, there were no derivative instruments outstanding during the 2010 period.

Net Loss.   Net loss totaled $4,225,459 for the nine months ended September 30, 2010 compared with $6,653,381 for the nine months ended September 30, 2009, a decrease of $2,427,922, or 36%.  This decrease primarily related to an increase in revenues of $3,320,303, or 31%, offset by an increase in operating expenses of $2,099,427, or 13%. In addition, non-operating expense totaled $786,730 in the 2009 period compared to non-operating income of $420,316 during the 2010 period.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing.  Cash and cash equivalents totaled $8,405,249 and $14,040,839 at September 30, 2010 and December 31, 2009, respectively. The decrease in cash and cash equivalents related to our operating and investing activities during the nine months ended September 30, 2010, each of which is described below.

Net Cash Used in Operating Activities.   Net cash used in operating activities totaled $260,368 for the nine months ended September 30, 2010 as compared to $2,793,742 for the nine months ended September 30, 2009, representing a decrease in cash used in operating activities of $2,533,374, or 91%.  This improvement was directly related to the lower net loss reported in the 2010 period which decreased by $2,427,922, or 36%, as compared to the 2009 period.

Net Cash Used in Investing Activities.   Net cash used in investing activities totaled $5,376,142 for the nine months ended September 30, 2010 as compared to $3,686,317 for the nine months ended September 30, 2009, representing an increase of $1,689,825, or 46%.  The increase in the 2010 period related to higher spending on property and equipment which increased by $519,475, or 14%, from $3,683,667 to $4,203,142.  The significant components of the increase included approximately $473,000 related to customer premise equipment and approximately $61,000 related to network and base station equipment.  In addition, we paid $1,170,000 in cash for the acquisition of Sparkplug in the 2010 period.

Working Capital.   As of September 30, 2010, we had working capital of $6,146,486.  Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

Acquisition of Sparkplug Chicago, Inc.  On April 15, 2010, we completed the acquisition of the customer contracts, network infrastructure and related assets of the Chicago, Illinois and Nashville, Tennessee networks of Sparkplug Chicago, Inc. (“Sparkplug”). The aggregate consideration for the acquisition was (i) $1,170,000 in cash,  and (ii) 275,700 shares of our common stock (the “Shares”) with a fair value of $430,000. A registration statement covering the Shares on Form S-3 was declared effective by the SEC on May 5, 2010. The acquisition of Sparkplug was a business combination accounted for under the acquisition method.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period covered in this Report, we issued 66,075 shares of our common stock on August 30, 2010 to a third party for services rendered. The fair market value of the common stock issued was $105,060.  This transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

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

TOWERSTREAM CORPORATION

Date: November 4, 2010	By:	/s/ Jeffrey M. Thompson

Jeffrey M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2010	By:	/s/ Joseph P. Hernon

Joseph P. Hernon
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer