Form 10-K
period 2010-12-31
TOWERSTREAM CORP
filed 2011-03-17
CIK 1349437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $46,467,089.

As of March 15, 2011, there were 42,364,543 shares of common stock, par value $0.001 per share, outstanding.

TOWERSTREAM CORPORATION

PART I

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements related to Towerstream Corporation’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) Towerstream Corporation’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of Towerstream Corporation; (ii) Towerstream Corporation’s plans and results of operations will be affected by Towerstream Corporation’s ability to manage growth and competition; and (iii) other risks and uncertainties indicated from time to time in Towerstream Corporation’s filings with the Securities and Exchange Commission.

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

Our Networks

Our broadband network is constructed in a significantly different manner than the legacy service providers.  In each of our markets, we enter into lease agreements with building owners which we refer to as Company Locations.  At these locations, we install a significant amount of equipment on the building rooftop in order to connect numerous customers to the Internet.  We also connect to the Internet at some of these locations by entering into either IP transit agreements or peering arrangements with a national service provider. These connection points are referred to as Points of Presence, or PoPs. Each PoP is “linked” to one or more other PoPs to enhance redundancy and make sure that there is no single point of failure.  We refer to the core connectivity of all of our PoPs as a “Wireless Ring in the Sky.”   Each PoP has a coverage area averaging of six miles although the exact distance can be affected by numerous factors, most significantly, how clear the line of sight is between the PoP and the customer location.

We also install equipment at each customer location which we refer to as Customer Locations.  Equipment installed at both Company and Customer Locations includes receivers and antennas.  A wireless connection is established between each Customer Location to one or more PoPs through which Internet service is provided on a wireless basis.

 Markets

We intend to grow our business by deploying our service more broadly and seeking to rapidly increase our customer base. We intend to deploy our wireless broadband network broadly both in terms of geography and categories of commercial and business customers. We intend to increase the number of geographic markets we serve by expanding into new markets and through strategic acquisitions. We also plan to service a wide range of commercial customers ranging from small businesses to large enterprises.

We determine which geographic markets to enter by assessing a number of criteria in four broad categories. First, we evaluate our ability to deploy our service in a given market, taking into consideration our spectrum position, the availability of towers and zoning constraints. Second, we assess the market by evaluating the number of competitors, existing price points, demographic characteristics and distribution channels. Third, we evaluate the economic potential of the market, focusing on our forecasts of revenue growth opportunities and capital requirements. Finally, we look at market clustering opportunities and other cost efficiencies that might be realized. Based on this approach, as of December 31, 2010, we offered wireless broadband connectivity in nine markets in the top 20 metropolitan statistical areas covering 64% of small and medium business (5 to 249 employees).

We believe there are significant market opportunities beyond the eleven markets in which we are currently offering our services.  Our long-term plan is to expand nationally into other top metropolitan markets in the United States.  However, given the difficult economic environment over the past few years, we have been focusing our efforts on the acquisition of other wireless internet service providers in both existing and new markets.  We believe there are significant opportunities to acquire smaller, locally based service providers.  Many of these operators have built a solid network and a stable customer base.  However, the significant capital requirements associated with building and maintaining a wireless network, combined with a long recession, have adversely impacted the financial strength and liquidity of these companies.  We believe the cost of acquiring these companies can be less than achieving the same relative growth organically.  During 2010, we completed two acquisitions and we expect to complete additional acquisitions in 2011.  Our decision to organically expand into new markets will depend upon many factors including the timing and frequency of acquisitions, national and local economic conditions, and the opportunity to leverage existing customer relationships in new markets.

Sales and Marketing

We employ an inside direct sales force model to sell our services to business customers.  As of December 31, 2010, we employed 47 direct sales people. We generally compensate these employees on a salary plus commission basis.  The tenure of our sales force has improved in recent years.  Approximately 68% of our sales personnel had been with the Company for more than two years as of December 31, 2010 as compared to 67% and 8% as of December 31, 2009 and 2008, respectively.

Our sales force staffing levels peaked in July 2008 when we employed 128 direct sales personnel.  In June 2009, we reduced our direct sales force by 34% in response to a growing emphasis on Internet based marketing initiatives.  This change reflected an increasing awareness of the need to capture customer demand rather than trying to create customer demand.  Most companies secure their bandwidth service under contracts ranging in length from one to three years.  As a result, customer buying decisions generally occur when their existing contracts are drawing closer to expiring.  We believe that many buyers of information technology services search the internet to learn about industry trends and developments, as well as competitive service offerings.  Our reduction in staffing levels has enabled us to cost effectively increase spending on Internet based marketing initiatives, increase sales productivity, and reduce total sales and marketing expenses.

We contract with a limited number of indirect sales channels including integrators, resellers, and online operators.  We pay an initial sales commissions on such sales, and in some cases, a modest residual.  Sales through indirect channels comprise less than 5% of our total sales.

Competition

The market for broadband services is highly competitive, and includes companies that offer a variety of services using a number of different technology platforms including cable networks, digital subscriber lines (“DSL”), third-generation cellular, satellite, wireless Internet service and other emerging technologies. We compete with these companies on the basis of the portability, ease of use, speed and price of our services. Competitors to our wireless broadband services include:

Incumbent Local Exchange Carriers and Common Local Exchange Carriers

We face competition from traditional wireline operators in terms of price, performance, discounted rates for bundles of services, breadth of service, reliability, network security, and ease of access and use. In particular, we face competition from Verizon Communications Inc. and AT&T Inc. which are referred to as ‘‘incumbent local exchange carriers,’’ or (“ILECS”), as well as TelePacific Communications, MegaPath Networks Inc., and EarthLink, Inc. which are referred to as ‘‘common local exchange carriers,’’ or (“CLECS”).

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

Wireless Broadband Service Providers

We also face competition from other wireless broadband service providers that use licensed and unlicensed spectrum. In connection with our merger and acquisition activities, we have determined that most of our current and planned markets already have one or more locally based companies providing wireless broadband Internet services. In addition to these commercial operators, many local governments, universities and other governmental or quasi-governmental entities are providing or subsidizing ‘‘WiFi’’ networks over unlicensed spectrum, in some cases at no cost to the user. There exist numerous small local urban and rural wireless operations offering local services that could compete with us in our present or planned geographic markets.

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

Reliability

Our network was designed specifically to support wireless broadband services. The networks of cellular, cable and DSL companies rely on infrastructure that was originally designed for non-broadband purposes. We also connect the customer to our Wireless Ring in the Sky, which has no single point of failure. This ring is fed by multiple lead Internet providers located at opposite ends of our service cities and connected to our national ring which is fed by multiple leading carriers. We believe that we are the only wireless broadband provider that offers true separate egress for true redundancy. With DSL and cable offerings, the wireline connection can be terminated by one backhoe swipe or switch failure. Our Wireless Ring in the Sky is backhoe-proof and weather-proof. As a result, our network has historically experienced reliability rates of approximately 99%.

Flexibility

Our wireless infrastructure and service delivery enables us to respond quickly to changes in a customer’s broadband requirements.  We offer bandwidth options ranging from 0.5 megabits per second up to 1.5 gigabit per second.  We can usually adjust a customer’s bandwidth remotely and without having to visit the customer location to modify or install new equipment.  Changes can often be made on a same day basis.

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

Value

We own our entire network which enables us to price our services lower than most of our competitors. Specifically, we are able to offer competitive prices because we do not have to buy a local loop charge from the telephone company.

Efficient Economic Model

Our economic model is characterized by low fixed capital and operating expenditures relative to other wireless and wireline broadband service providers. We own our entire network, thereby eliminating costs involved in using lines owned by telephone or cable companies. Our network is modular.  Coverage is directly related to the height of the facility we are on.  The average area covered by a Point of Presence is a six mile radius.

Experienced Management Team

We have an experienced executive management team with more than 50 years of combined experience as company leaders.  Our President and Chief Executive Officer, Jeffrey M. Thompson, is a founder of the Company and has more than 20 years experience in the data communications industry.  Our Chief Financial Officer, Joseph P. Hernon, has been the chief financial officer for three publicly traded companies. Our Chief Operating Officer, Mel Yarbrough, has more than 10 years experience leading direct sales organizations.

Corporate History

We were organized in the State of Nevada in June 2005. In January 2007, we merged with and into a wholly-owned Delaware subsidiary, for the sole purpose of changing our state of incorporation to Delaware. In January 2007, a wholly-owned subsidiary of ours merged with and into a private company, Towerstream Corporation, with Towerstream Corporation being the surviving company. Upon closing of the merger, we discontinued our former business and succeeded to the business of Towerstream Corporation as our sole line of business. At the same time, we also changed our name to Towerstream Corporation and, our subsidiary, Towerstream Corporation, changed its name to Towerstream I, Inc.

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

Employees

As of December 31, 2010, we had 131 employees, of whom 129 are full-time employees and 2 are part-time employees.  As of February 28, 2011, we had 132 employees, of whom 131 are full-time employees and 1 is a part-time employee. We believe our employee relations are good.  Three employees are considered members of executive management.

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

In order to pursue business opportunities, we will need to continue to build our infrastructure and strengthen our operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

•	the ability of our equipment, our equipment suppliers or our service providers to perform as we expect;

•	the ability of our services to achieve market acceptance;

•	our ability to manage third party relationships effectively;

•	our ability to identify suitable locations and then negotiate acceptable agreements with building owners so that we can establish Points of Presence (“POPs”) on their rooftop;

•	our ability to work effectively with new customers to secure approval from their landlord to install our equipment;

•	our ability to effectively manage the growth and expansion of our business operations without incurring excessive costs, high employee turnover or damage to customer relationships;

•	our ability to attract and retain qualified personnel which may be affected by the significant competition in our industry for individuals experienced in network operations and engineering;

•	equipment failure or interruption of service which could adversely affect our reputation and our relations with our customers;

•	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve; and

•	our ability to raise additional capital to fund our growth and to support our operations until we reach profitability.

Our failure to adequately address any one or more of the above factors could have a significant adverse impact on our ability to execute our business plan and the long term viability of our business.

We depend on the continued availability of leases and licenses for our communications equipment.

We have constructed proprietary networks in each of the markets we serve by installing antennae on rooftops, cellular towers and other structures pursuant to lease and license agreements to send and receive wireless signals necessary for the operation of our network. We typically seek five year initial terms for our leases with three to five year renewal options. Such renewal options are generally exercisable at our discretion before the expiration of the current term. If these leases are terminated or if the owners of these structures are unwilling to continue to enter into leases or licenses with us in the future, we would be forced to seek alternative arrangements with other providers. If we are unable to continue to obtain or renew such leases on satisfactory terms, our business would be harmed.

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

We are pursuing acquisitions that we believe complement our existing operations but which involve risks that could adversely affect our business.

Acquisitions involve risks that could adversely affect our business including the diversion of management time from operations and difficulties integrating the operations and personnel of acquired companies. In addition, any future acquisition could result in significant costs, the incurrence of additional debt or the issuance of equity securities to fund the acquisition, and the assumption of contingent or undisclosed liabilities, all of which could materially adversely affect our business, financial condition and results of operations.

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

We continue to consider strategic acquisitions, some of which may be larger than those previously completed and which could be material acquisitions.  Integrating acquisitions is often costly and may require significant attention from management.  Delays or other operational or financial problems that interfere with our operations may result.  If we fail to implement proper overall business controls for companies or assets we acquire or fail to successfully integrate these acquired companies or assets in our processes, our financial condition and results of operations could be adversely affected.  In addition, it is possible that we may incur significant expenses in the evaluation and pursuit of potential acquisitions that may not be successfully completed.

We have a history of operating losses and expect to continue incurring losses for the foreseeable future.

Our current business was launched in 1999 and has incurred losses in each year of operation. Through December 31, 2007, we incurred cumulative operating losses totaling $16,714,727, of which $8,213,002 were recapitalized at the time of our S-corporation revocation.  We recorded a net loss of $13,377,419 in 2008, $8,625,250 in 2009 and $5,603,007 in 2010.  We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we develop our network, expand our markets, undertake acquisitions, acquire spectrum and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses.

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

The market turmoil experienced over the past few years, including the failure or insolvency of several large financial institutions and the credit crunch affecting the short term debt markets, has caused liquidity problems for companies and institutions across the country.  As of December 31, 2010, we had approximately $23,000,000 in cash and cash equivalents with one large financial banking institution. Although the present regulatory response in the United States for when a large institution becomes insolvent generally has been to have the failing institution merge or transfer assets to more solvent entities, thereby avoiding failures, it is possible that any financial institution could become insolvent or fail.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If the institution at which we have placed our funds were to become insolvent or fail, we could be at risk for losing a substantial portion of our cash deposits, or incur significant time delays in obtaining access to such funds. In light of the limited amount of federal insurance for deposits, even if we were to spread our cash assets among several institutions, we would remain at risk for the amount not covered by insurance.

Our business may require additional capital for continued growth, and our growth may be slowed if we do not have sufficient capital.

The continued growth and operation of our business may require additional funding for working capital, debt service, the enhancement and upgrade of our network, the build-out of infrastructure to expand our coverage, possible acquisitions and possible bids to acquire spectrum licenses.  We may be unable to secure such funding when needed in adequate amounts or on acceptable terms, if at all. To execute our business strategy, we may issue additional equity securities in public or private offerings, potentially at a price lower than the market price of our common stock at the time of such issuance. Similarly, we may seek debt financing and may be forced to incur significant interest expense. If we cannot secure sufficient funding, we may be forced to forego strategic opportunities or delay, scale back or eliminate network deployments, operations, acquisitions, spectrum bids and other investments.

Many of our competitors are better established and have resources significantly greater than we have, which may make it difficult to attract and retain customers.

The market for broadband and related services is highly competitive, and we compete with several other companies within each of our markets. Many of our competitors are well established with larger and better developed networks and support systems, longer relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we have. Our competitors may subsidize competing services with revenue from other sources and, thus, may offer their products and services at prices lower than ours. Our competitors may also reduce the prices of their services significantly or may offer broadband connectivity packaged with other products or services. We may not be able to reduce our prices or otherwise combine our services with other products or services, which may make it more difficult to attract and retain customers. In addition, businesses which are presently focused on providing services to residential customers may expand their target base and begin offering service to business customers.

We expect existing and prospective competitors to adopt technologies or business plans similar to ours, or seek other means to develop services competitive with ours, particularly if our services prove to be attractive in our target markets. This competition may make it difficult to retain existing customers and attract new customers.

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

We also face challenges in managing and operating our network. These challenges include operating, maintaining and upgrading network and customer premise equipment to accommodate increased traffic or technological advances, and managing the sales, advertising, customer support, billing and collection functions of our business while providing reliable network service at expected speeds and quality. Our failure in any of these areas could adversely affect customer satisfaction, increase customer churn, increase our costs and decrease our revenues.

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

We presently utilize unlicensed spectrum to provide service to certain customers. Unlicensed or “free” spectrum is available to multiple users and may suffer bandwidth limitations, interference and slowdowns if the number of users exceeds traffic capacity. The availability of unlicensed spectrum is not unlimited and others do not need to obtain permits or licenses to utilize the same unlicensed spectrum that we currently or may utilize in the future.  The inherent limitations of unlicensed spectrum could potentially threaten our ability to reliably deliver our services. Moreover, the prevalence of unlicensed spectrum creates low barriers of entry in our industry which naturally creates the potential for increased competition.

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

There is no prior history of other companies that have successfully pursued our strategy of delivering fixed wireless bandwidth services to businesses. Many fixed wireless companies have failed and there is no guarantee that our strategy will be successful or profitable. If our strategy is unsuccessful, the value of our company may decrease and our stockholders could lose their entire investment.

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

In addition, such acquisitions involve a number of other risks, including:

•	failure of the acquired businesses to achieve expected results;

•	diversion of management’s attention and resources to acquisitions;

•	failure to retain key customers or personnel of the acquired businesses;

•	disappointing quality or functionality of the acquired network and personnel; and

•	risks associated with unanticipated events, liabilities or contingencies.

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

The extent to which we will be able or willing to use shares of our common stock to consummate acquisitions will depend on (i) the market value of our securities which can fluctuate considerably, (ii) liquidity of our common stock and (iii) the willingness of potential sellers to accept shares of our common stock as full or partial payment for their business. Using shares of our common stock for acquisitions may result in significant dilution to existing stockholders. To the extent that we are unable to use common stock to make future acquisitions, our ability to grow through acquisitions may be limited by the extent to which we are able to raise capital through debt or equity financings. We may not be able to obtain the necessary capital to finance any acquisitions. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of expansion or redirect resources committed to internal purposes. Our inability to use shares of our common stock to make future acquisitions may hinder our ability to actively pursue our acquisition program.

We rely on a limited number of third party suppliers that manufacture network equipment, and install and maintain our network sites. If these companies fail to perform or experience delays, shortages or increased demand for their products or services, we may face shortage of components, increased costs, and may be required to suspend our network deployment.

We depend on a limited number of third party suppliers to produce and deliver products required for our networks. We also depend on a limited number of third parties to install and maintain our network facilities. We do not maintain any long term supply contracts with these manufacturers. If a manufacturer or other provider does not satisfy our requirements, or if we lose a manufacturer or any other significant provider, we may have insufficient network equipment for delivery to customers and for installation or maintenance of our infrastructure. Such developments could force us to suspend the deployment of our network and the installation of new customers, thus impairing future growth.

If our data security measures are breached, customers may perceive that our network is not secure which may adversely affect our ability to attract and retain customers and expose us to liability.

Network security and the authentication of a customer’s credentials are designed to protect unauthorized access to data on our network. Because techniques used to obtain unauthorized access to or to sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate or implement adequate preventive measures against unauthorized access or sabotage. Consequently, unauthorized parties may overcome our encryption and security systems, and obtain access to data on our network. In addition, because we operate and control our network and our customers’ Internet connectivity, unauthorized access or sabotage of our network could result in damage to our network and to the computers or other devices used by our customers. An actual or perceived breach of network security, regardless of whether the breach is our fault, could harm public perception of the effectiveness of our security measures, adversely affect our ability to attract and retain customers, expose us to significant liability and adversely affect our business prospects.

The delivery of our services we could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we do not prevail, could also cause us to pay substantial damages and prohibit us from selling our services.

Third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including damages for past infringement if it is ultimately determined that our services infringe a third party’s proprietary rights. Further, we may be prohibited from selling or providing some of our services before we obtain additional licenses, which, if available at all, may require us to pay substantial royalties or licensing fees. Even if claims are determined to be without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from our other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our business to be harmed and our stock price to decline.

Risks Relating to Our Industry

An economic or industry slowdown may materially and adversely affect our business.

Slowdowns in the economy or in the wireless or broadband industry may impact demand for our services.   Customers may reduce the amount of bandwidth that they purchase from us during economic downturns which will directly affect our revenues and operating results.  An economic or industry slowdown may cause other businesses or industries to delay or abandon implementation of new systems and technologies, including wireless broadband services. Further, political uncertainties, including acts of terrorism and other unforeseen events, may impose additional risks upon and adversely affect the wireless or broadband industry generally, and our business, specifically.

The wireless broadband industry is continually evolving which makes it difficult to forecast our future prospects and increases the risk of an investment in our securities. Our services may become obsolete and we may not be able to develop competitive products or services on a timely basis or at all.

The broadband and wireless services industries are characterized by rapid technological change, competitive pricing, frequent new service introductions, and evolving industry standards and regulatory requirements. We believe that our success depends on our ability to anticipate and adapt to these challenges and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties such as:

•	competition from service providers using more efficient, less expensive technologies, including products not yet invented or developed;

•	responding successfully to advances in competing technologies in a timely and cost-effective manner;

•	migration toward standards-based technology, requiring substantial capital expenditures; and

•	existing, proposed or undeveloped technologies that may render our wireless broadband services less profitable or obsolete.

As the services offered by us and our competitors develop, businesses and consumers may not accept our services as a commercially viable alternative to other means of delivering wireless broadband services. As a result, our services may become obsolete and we may be unable to develop competitive products or services on a timely basis, or at all.

We are subject to extensive regulation that could limit or restrict our activities. If we fail to comply with these regulations, we may be subject to penalties, both monetary and non-monetary, which may adversely affect our financial condition and results of operations.

Our business activities, including the acquisition, lease, maintenance and use of spectrum licenses, are extensively regulated by federal, state and local governmental authorities. A number of federal, state and local privacy, security, and consumer laws also apply to our business. These regulations and their application are subject to continual change as new legislation, regulations or amendments to existing regulations are periodically implemented by governmental or regulatory authorities, including as a result of judicial interpretations of such laws and regulations. Current regulations directly affect the breadth of services we are able to offer and may impact the rates, terms and conditions of our services. Regulation of companies that offer competing services such as cable and DSL providers, and telecommunications carriers also affects our business.

We believe that we are not required to register with the Universal Service Administrative Company (“USAC”) as a seller of telecommunications, nor are we required to collect Universal Service Fund (“USF”) Fees from our customers or to pay USF Fees directly. However, the FCC could assert that we are a seller of telecommunications and that we are required to register and pay USF Fees on some or all of our gross revenues. Although we would contest any such assertion, we could become obligated to pay USF Fees, interest and penalties to USAC related to past and/or future revenues and we may be unable to retroactively bill our customers for past USF Fees.

In addition, the FCC or other regulatory authorities could restrict our ability to manage customers’ use of our network, thereby limiting our ability to prevent or address customers’ excessive bandwidth demands. To maintain the quality of our network and user experience, we may manage the bandwidth used by our customers’ applications, in part by restricting the types of applications that may be used over our network. If the FCC or other regulatory authorities were to adopt regulations that constrain our ability to employ bandwidth management practices, excessive use of bandwidth-intensive applications would likely reduce the quality of our services for all customers. Such decline in the quality of our services could harm our business.

The breach of a license or applicable law, even accidentally, can result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines. In addition, regulatory authorities may grant new licenses to third parties, resulting in greater competition in territories where we already have rights to licensed spectrum. In order to promote competition, licenses may also require that third parties be granted access to our bandwidth, frequency capacity, facilities or services. We may not be able to obtain or retain any required license, and we may not be able to renew a license on favorable terms, or at all.

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

Any of the actions described in the proceeding paragraph could significantly adversely affect the investment made by holders of our common stock.  Holders of common stock could potentially not receive dividends that they might otherwise have received.  In addition, holders of our common stock could receive less proceeds in connection with any future sale of the Company, whether in liquidation or on any other basis.

Our officers and directors own a substantial amount of our common stock and, therefore, exercise significant control over our corporate governance and affairs which may result in their taking actions with which other shareholders do not agree.

Our executive officers and directors, and entities affiliated with them, control approximately 19% of our outstanding common stock (including shares of common stock underlying exercisable stock options). These shareholders, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other shareholders do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control which might be in other shareholders’ best interest but which might negatively affect the market price of our common stock.

We are subject to extensive financial reporting and related requirements for which our accounting and other management systems and resources may not be adequately prepared.

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

In May 2007, our common stock was approved for listing on the NASDAQ Capital Market and our common stock continues to be listed on the NASDAQ Capital Market. There can be no assurance that trading of our common stock on such market will be sustained or that we can meet NASDAQ’s continued listing standards. In the event that our common stock fails to qualify for continued inclusion, our common stock could thereafter only be quoted on the OTC Bulletin Board which is commonly referred to as the “pink sheets.” Under such circumstances, shareholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors.

Our common stock may be affected by limited trading volume and price fluctuations which could adversely impact the value of our common stock.

Trading in our common stock can fluctuate significantly and there can be no assurance that an active trading market will either develop or be maintained. Our common stock is expected to continue to experience significant price and volume fluctuations.  This trading activity could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that our stock price will decline in the future. We cannot predict the actions of market participants or the stock market as a whole.  We can offer no assurances that the market for our common stock will be stable or that our stock price will fluctuate in a manner that is consistent with our operating results.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on an investment in our common stock is expected to be limited to an increase in the value of the common stock.

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

We adopted a Rights Plan in 2010 which may discourage third parties from attempting to acquire control of our company and have an adverse effect on the price of our common stock.

In November 2010, we adopted a rights plan (“the Rights Plan”) and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock as of the record date on November 14, 2010. Each right, when exercisable, entitles the registered holder to purchase from us one-hundredth (1/100th) of a share of Series A Preferred Stock, par value $0.001 per shares of the Company (the “Preferred Stock”) at a purchase price of $18.00 per one-hundredth (1/100th) of a share of the Preferred Stock, subject to certain adjustments. The rights will generally separate from the common stock and become exercisable if any person or group acquires or announces a tender offer to acquire 15% or more of our outstanding common stock without the consent of our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors. In addition, we are governed by provisions of Delaware law that may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us.

The provisions in our charter, bylaws, Rights Plan and under Delaware law related to the foregoing could discourage takeover attempts that our stockholders would otherwise favor, or otherwise reduce the price that investors might be willing to pay for our common stock in the future.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are currently located in Middletown, Rhode Island, where we lease approximately 42,137 square feet of space, consisting of a 17,137 square feet building at 55 Hammarlund Way for our administrative, engineering, information technology and customer care offices and a 25,000 square feet building at 88 Silva Lane for our sales call center. Our annual rent payments totaled approximately $557,000 in 2010 and will remain at that level through May 2012, before increasing to approximately $590,000 through the end of the lease. Our lease expires on October 1, 2013 with an option to renew for an additional five-year term. We do not own any real property.

Item 3. Legal Proceedings.

There are no significant legal proceedings pending, and we are not aware of any material proceeding contemplated by a governmental authority, to which we are a party or any of our property is subject.

Item 4. (Removed and Reserved).

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

FISCAL YEAR 2010	HIGH	LOW
First Quarter	$2.30	$1.40
Second Quarter	$1.95	$1.36
Third Quarter	$2.39	$1.43
Fourth Quarter	$4.25	$1.94

FISCAL YEAR 2009	HIGH	LOW
First Quarter	$1.29	$0.68
Second Quarter	$0.99	$0.67
Third Quarter	$2.00	$0.84
Fourth Quarter	$2.00	$1.32

The last reported sales price of our common stock on the NASDAQ Capital Market on December 31, 2010 was $4.06 and on March 15, 2011, the last reported sales price was $4.41. According to the records of our transfer agent, as of March 15, 2011, there were approximately 50 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2010, securities issued and securities available for future issuance under our 2008 Non-Employee Directors Compensation Plan, our 2007 Equity Compensation Plan and our 2007 Incentive Stock Plan were as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,706,885	$1.74	1,937,895
Equity compensation plans not approved by security holders	-	$-	-
Total	3,706,885	$1.74	1,937,895

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

On December 15, 2010, we completed the acquisition of the customer contracts, network assets and related assets of Pipeline Wireless, LLC (“Pipeline”), which was primarily based in the greater Boston area.  The aggregate consideration for the acquisition includes (i) approximately $1.6 million in cash, (ii) 411,523 unregistered shares of common stock with a fair value of approximately $1.5 million (iii) approximately $0.6 million of deferred cash payments over a 36 month period beginning June 2011, and (iv) approximately $0.2 million in assumed liabilities.  The acquisition of Pipeline was a business combination accounted for under the acquisition method.

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

As of December 31, 2010, we operated in eleven markets across the United States including New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Philadelphia, Nashville and Providence.  The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation.  We incur significant up-front costs in order to establish a Network Presence in a new market.  These costs include building PoPs and Network Costs.  Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market.  Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers.  The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period.  We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model, the operating performance of our mature markets, and the long-term potential for our newer markets.  Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

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

Adjusted Market EBITDA:  Represents a market’s net income (loss) before interest, taxes, depreciation, amortization, stock-based compensation, and other income (expense).  We believe this metric provides useful information regarding the cash flow being generated in a market.

We began providing broadband services in Philadelphia, Pennsylvania in 2010.  The Sparkplug acquisition in April 2010 expanded and strengthened our presence in Chicago and also brought us into the Nashville, Tennessee market.  The Pipeline acquisition in December 2010 expanded and strengthened our operations in the greater Boston area.

Year ended December 31, 2010

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
New York	$5,782,616	$1,160,437	$4,622,179	$1,187,005	$3,435,174
Boston	4,509,905	728,428	3,781,477	689,102	3,092,375
Los Angeles	3,178,027	611,541	2,566,486	1,098,552	1,467,934
Chicago	2,452,568	798,457	1,654,111	604,367	1,049,744
San Francisco	1,161,016	246,348	914,668	361,730	552,938
Miami	987,144	317,548	669,596	360,991	308,605
Providence/Newport	494,784	161,921	332,863	112,231	220,632
Seattle	510,516	217,624	292,892	126,704	166,188
Nashville	59,084	29,400	29,684	17,563	12,121
Dallas-Fort Worth	492,963	315,287	177,676	225,604	(47,928)
Philadelphia	17,270	54,139	(36,869)	183,920	(220,789)
Total	$19,645,893	$4,641,130	$15,004,763	$4,967,769	$10,036,994

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$10,036,994
Centralized costs	(2,916,682)
Corporate expenses	(6,626,608)
Depreciation and amortization	(5,770,335)
Stock-based compensation	(771,812)
Other income (expense)	445,436
Net loss	$(5,603,007)
Year ended December 31, 2009
Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
New York	$5,217,784	$929,245	$4,288,539	$1,247,292	$3,041,247
Boston	3,982,954	656,243	3,326,711	734,876	2,591,835
Los Angeles	1,930,581	340,334	1,590,247	1,042,984	547,263
San Francisco	984,556	217,722	766,834	414,438	352,396
Providence/Newport	529,642	150,535	379,107	200,180	178,927
Chicago	951,277	391,047	560,230	460,528	99,702
Miami	589,608	258,941	330,667	381,528	(50,861)
Seattle	430,776	233,014	197,762	258,759	(60,997)
Dallas-Fort Worth	298,257	261,310	36,947	403,672	(366,725)
Total	$14,915,435	$3,438,391	$11,477,044	$5,144,257	$6,332,787

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$6,332,787
Centralized costs	(2,786,123)
Corporate expenses	(6,140,130)
Depreciation	(4,035,267)
Stock-based compensation	(802,956)
Other income (expense)	(1,193,561)
Net loss	$(8,625,250)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues.    Revenues for the year ended December 31, 2010 totaled $19,645,893 compared to $14,915,435 for the year ended December 31, 2009, representing an increase of $4,730,458, or 32%. This increase was driven by a 48% increase in our customer base during 2010.  The effect of the increase in our customer base was partially offset by a decrease of 5% in average revenue per user (“ARPU”) during the 2010 period as compared to the 2009 period.

Sequential revenue growth for the year ended December 31, 2010 was 32% compared to 40% for the year ended December 31, 2009. ARPU as of December 31, 2010 totaled $682 compared to $715 as of December 31, 2009, representing a decrease of $33, or 5%.  The decrease relates to new customers purchasing lower ARPU products during the economic recession.  The customers acquired from Sparkplug in April 2010 had an ARPU of $463 compared to $703 for our customer base which had the effect of lowering our post-acquisition ARPU by $29.  The customers acquired from Pipeline in December 2010 had an ARPU of $704 compared to $680 for our customer base which had the effect of increasing our post-acquisition ARPU by $2.

Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.35% for the year ended December 31, 2010 compared to 1.67% for the year ended December 31, 2009, representing a 19% decrease on a percentage basis.  The lower churn in the 2010 period reflects the results of our efforts to improve customer service.

Cost of Revenues.    Cost of revenues for the year ended December 31, 2010 totaled $4,887,881 compared to $3,690,089 for the year ended December 31, 2009, representing an increase of $1,197,792, or 32%.  Gross margins remained stable at 75% during both the 2010 and 2009 periods.  Core Network costs increased by approximately $865,000 primarily related to higher tower rent and bandwidth expenses, which were partly related to the acquisition of Sparkplug.  Customer Network costs increased by approximately $170,000 primarily related to the growth in our customer base.

Depreciation and Amortization.    Depreciation and amortization for the year ended December 31, 2010 totaled $5,770,335 compared to $4,035,267 for the year ended December 31, 2009, representing an increase of $1,735,068, or 43%.  We recognized approximately $955,000 of amortization expense in the 2010 period primarily associated with customer contracts acquired through the Sparkplug acquisition.  In addition, we continued to invest in our Network to support the growth in our customer base and expansion in existing markets.  Gross fixed assets at December 31, 2010 totaled $32,608,306 compared to $26,338,563 at December 31, 2009, representing an increase of $6,269,743, or 24%.  Depreciation expense was $4,815,113 for the year ended December 31, 2010 compared to $4,035,267 for the year ended December 31, 2009, representing an increase of $779,846, or 19%.

Customer Support Services.    Customer support services expenses for the year ended December 31, 2010 totaled $2,549,615 compared to $2,132,968 for the year ended December 31, 2009, representing an increase of $416,647, or 20%. This increase was primarily related to additional personnel hired to support our growing customer base.  Average department headcount increased by 18% from 40 in 2009 to 47 in 2010.

Sales and Marketing.   Sales and marketing expenses for the year ended December 31, 2010 totaled $5,088,085 compared to $5,545,714 for the year ended December 31, 2009, representing a decrease of $457,629, or 8%.  Payroll costs of direct sales personnel decreased by approximately $818,000 as headcount averaged 51 for the year ended December 31, 2010 compared with 73 for the same period in 2009, a decrease in average headcount of 30%.  This decrease was offset by an increase in marketing and advertising expenses of approximately $172,000, primarily related to Internet based advertising programs.  Beginning in the second half of 2009, our sales and marketing strategy evolved towards the enhanced use of Internet-based marketing programs which has both increased qualified leads and enabled us to reduce direct sales headcount.  In addition, commissions and bonuses increased by approximately $268,000 in the 2010 period.

General and Administrative.    General and administrative expenses for the year ended December 31, 2010 totaled $7,398,420 compared to $6,943,086 for the year ended December 31, 2009, representing an increase of $455,334, or 7%.  This increase was attributable to higher professional services fees of approximately $380,000, primarily related to acquisition activities, as well as an increase in bad debt expense of approximately $75,000.

Interest Income.   Interest income for the year ended December 31, 2010 totaled $4,411 compared to $26,605 for the year ended December 31, 2009, representing a decrease of $22,194, or 83%.  The decrease primarily relates to lower average cash balances and interest yields in the 2010 period compared with the 2009 period.  Average cash balances decreased from approximately $19.4 million in the 2009 period to approximately $12.5 million in the 2010 period.  Monthly interest yields averaged 0.11% in the 2009 period compared with 0.01% in the 2010 period.

Interest Expense.    Interest expense for the year ended December 31, 2010 totaled $489 compared to $740,409 for the year ended December 31, 2009, representing a decrease of $739,920, or 100%.  Interest expense for the 2009 period included $456,778 associated with the accretion of debt discount and $220,000 associated with the 8% coupon on outstanding debt.  Outstanding debt of $2,750,000 was repaid on December 31, 2009.

Gain on Business Acquisition.    Gain on business acquisition totaled $355,876 for the year ended December 31, 2010 compared with zero for the year ended December 31, 2009.  The gain was recognized in connection with the acquisition of Sparkplug in April 2010 which was purchased at a discounted price due to the realignment of geographic markets by Sparkplug’s parent company.  No acquisitions were completed during the 2009 period.

Loss on Derivative Financial Instruments.    Loss on derivative financial instruments totaled zero for the year ended December 31, 2010 compared with $478,544 for the year ended December 31, 2009, representing a decrease of 100%. Our convertible debentures and certain of our warrants were classified as derivative instruments during the 2009 period, and accordingly, were valued at the end of each reporting period based on the Black-Scholes option pricing model.  Changes in fair value were recognized as gain or loss on derivative financial instruments.  Our debentures were repaid at the end of 2009 and reset provisions in certain warrants are no longer applicable as of January 1, 2010.  As a result, there were no derivative instruments outstanding during the 2010 period.

Net Loss.    Net loss for the year ended December 31, 2010 totaled $5,603,007 compared to $8,625,250 for the year ended December 31, 2009, representing a decrease of $3,022,243, or 35%.   This decrease primarily related to an increase in revenues of $4,730,458, or 32%, offset by an increase in operating expenses of $3,347,212, or 15%.  In addition, non-operating expense totaled $1,193,561 in the 2009 period compared to non-operating income of $445,436 during the 2010 period.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Cash and cash equivalents totaled $23,173,352 and $14,040,839 at December 31, 2010 and December 31, 2009, respectively. The increase in cash and cash equivalents related to our operating, investing and financing activities during the year ended December 31, 2010, each of which is described below.  At February 28, 2011, we had cash and cash equivalents totaling approximately $22,000,000.

Net Cash Provided by (Used in) Operating Activities.    Net cash provided by operating activities for the year ended December 31, 2010 totaled $593,802 compared to net cash used in operating activities of $2,979,757 for the year ended December 31, 2009, representing an increase of $3,573,569, or 120%.  This improvement was directly related to the lower net loss reported in the 2010 period which decreased by $3,022,243, or 35%, as compared to the 2009 period.

Net Cash Used in Investing Activities.    Net cash used in investing activities for the year ended December 31, 2010 totaled $8,413,012 compared to $4,944,326 for the year ended December 31, 2009, representing an increase of $3,468,686, or 70%.  We paid $1,170,000 and $1,580,060 in cash for the acquisition of Sparkplug and Pipeline, respectively, in the 2010 period.  In addition, our investment in property and equipment increased by $811,457, or 17%, from $4,848,245 to $5,659,702.  The significant components of the increase included approximately $642,000 related to customer premise equipment and approximately $163,000 related to network and base station equipment.

Net Cash Provided by (Used in) Financing Activities.  Net cash provided by financing activities for the year ended December 31, 2010 totaled $16,951,723 compared to net cash used in financing activities of $2,775,346 for the year ended December 31, 2009, representing an increase of $19,727,069.  The increase primarily related to gross proceeds of $18,400,000 resulting from the sale of 6,571,429 shares of common stock at $2.80 per share in November 2010.  Net cash used in 2009 related to the repayment of $2,750,000 of senior convertible debentures in December 2009.

Working Capital.    As of December 31, 2010, we had working capital of $20,184,121. Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

Acquisition of Sparkplug Chicago, Inc.  On April 15, 2010, we completed the acquisition of the customer contracts, network infrastructure and related assets of the Chicago, Illinois and Nashville, Tennessee networks of Sparkplug. The aggregate consideration for the acquisition was (i) $1,170,000 in cash, and (ii) 275,700 shares of our common stock (the “Shares”) with a fair value of $430,000. A registration statement covering the Shares on Form S-3 was declared effective by the SEC on May 5, 2010. The acquisition of Sparkplug was a business combination accounted for under the acquisition method.

Acquisition of Pipeline Wireless, LLC.  On December 15, 2010, we completed the acquisition of the customer contracts, network assets and related assets of Pipeline, which was primarily based in the greater Boston area.  The aggregate consideration for the acquisition includes (i) approximately $1.6 million in cash, (ii) 411,523 unregistered shares of our common stock with a fair value of approximately $1.5 million, (iii) approximately $0.6 million of deferred cash payments over a 36 month period beginning June 2011, and (iv) approximately $0.2 million in assumed liabilities. The acquisition of Pipeline was a business combination accounted for under the acquisition method.

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

Impact of Inflation, Changing Prices and Economic Conditions

Pricing for many technology products and services have historically decreased over time due to the effect of product and process improvements and enhancements.  In addition, economic conditions can affect the buying patterns of customers.  During most of 2010, the impact of the long economic recession caused many of our prospective customers to continue to either delay their buying decision or to purchase lower bandwidth services than normal.  In addition, the number of general pricing levels for Internet services declined modestly during the year. During the fourth quarter, customers began to increase their bandwidth purchases which resulted in a 24% increase in ARPU of new customers compared to the average for the first three quarters of the year.  In addition, the number of customer upgrades to higher bandwidth, which also increases ARPU, increased by more than 80% during the second half of 2010 as compared to the same period in 2009.  We believe that our customers will continue to upgrade their bandwidth service if economic conditions improve and their Internet requirements increase.  The continued migration of many business activities and functions to the Internet, and the growing use of cloud computing, should also result in increased bandwidth requirements over the long term.

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

Long-Lived Assets.  Long-lived assets with definitive lives consist primarily of property and equipment, and intangible assets. Long-lived assets are evaluated periodically for impairment or whenever events or circumstances indicate their carrying value may not be recoverable. Conditions that would result in an impairment charge include a significant decline in the fair value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists.  If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.

Goodwill.    Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired in an acquisition.  Goodwill is not amortized but rather is reviewed annually for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable.  A two-step test is performed at the reporting unit level to assess goodwill for impairment.  First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, the reporting unit is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. If the carrying value of the goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

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

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (“ASU”) 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” This amendment affects any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

TOWERSTREAM CORPORATION

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the
Board of Directors and Shareholders of
Towerstream Corporation

We have audited the accompanying consolidated balance sheets of Towerstream Corporation and Subsidiaries (the “Company”) as of December 31, 2010 and December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Towerstream Corporation and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP
New York, New York
March 17, 2011

TOWERSTREAM CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$23,173,352	$14,040,839
Accounts receivable, net	482,854	403,073
Prepaid expenses and other current assets	372,895	258,307
Total Current Assets	24,029,101	14,702,219

Property and equipment, net	15,266,056	13,634,685

Intangible assets, net	3,366,965	975,000
Goodwill	1,724,571	-
Other assets	203,132	190,803
Total Assets	$44,589,825	$29,502,707

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$909,548	$1,055,804
Accrued expenses	1,595,716	1,086,258
Deferred revenues	1,000,018	1,028,952
Current maturities of capital lease obligations	88,613	-
Other	251,085	78,889
Total Current Liabilities	3,844,980	3,249,903

Long-Term Liabilities
Capital lease obligations, net of current maturities	55,735	-
Derivative liabilities	-	566,451
Other	668,232	275,182
Total Long-Term Liabilities	723,967	841,633
Total Liabilities	4,568,947	4,091,536

Commitments (Note 16)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 70,000,000 shares authorized; 42,116,618 and 34,662,229 shares issued and outstanding, respectively	42,117	34,662
Additional paid-in-capital	75,332,969	55,127,710
Accumulated deficit	(35,354,208)	(29,751,201)
Total Stockholders' Equity	40,020,878	25,411,171
Total Liabilities and Stockholders' Equity	$44,589,825	$29,502,707

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009

Revenues	$19,645,893	$14,915,435

Operating Expenses
Cost of revenues (exclusive of depreciation)	4,887,881	3,690,089
Depreciation and amortization	5,770,335	4,035,267
Customer support services	2,549,615	2,132,968
Sales and marketing	5,088,085	5,545,714
General and administrative	7,398,420	6,943,086
Total Operating Expenses	25,694,336	22,347,124
Operating Loss	(6,048,443)	(7,431,689)
Other Income/(Expense)
Interest income	4,411	26,605
Interest expense	(489)	(740,409)
Gain on business acquisition	355,876	-
Loss on derivative financial instruments	-	(478,544)
Other income (expense), net	85,638	(1,213)
Total Other Income/(Expense)	445,436	(1,193,561)
Net Loss	$(5,603,007)	$(8,625,250)

Net loss per common share – basic and diluted	$(0.16)	$(0.25)
Weighted average common shares outstanding – basic and diluted	35,626,783	34,606,798

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010 and 2009

	Common Stock		Additional
	Shares	Amount	Paid-In- Capital	Accumulated Deficit	Total
Balance at January 1, 2009	34,587,854	$34,588	$54,851,755	$(21,879,144)	$33,007,199
Cumulative effect of change in accounting principle - January 1, 2009 reclassification of equity-linked financial instruments to derivative liabilities			(526,927)	753,193	226,266
Issuance of common stock for bonuses	32,687	32	42,493		42,525
Cashless exercise of options	41,688	42	(42)		-
Stock-based compensation			760,431		760,431
Net loss				(8,625,250)	(8,625,250)
Balance at December 31, 2009	34,662,229	34,662	55,127,710	(29,751,201)	25,411,171
Issuance of common stock for bonuses	9,225	9	17,241		17,250
Issuance of common stock for business acquisitions	687,223	687	1,914,911		1,915,598
Net proceeds from issuance of common stock	6,571,429	6,572	16,951,361		16,957,933
Issuance of common stock for services	66,075	66	104,994		105,060
Cashless exercise of options	119,104	119	(119)		-
Exercise of options	1,333	2	918		920
Stock-based compensation			649,502		649,502
Reclassification of derivative liabilities to equity linked financial instruments			566,451		566,451
Net loss				(5,603,007)	(5,603,007)
Balance at December 31, 2010	42,116,618	$42,117	$75,332,969	$(35,354,208)	$40,020,878

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009
Cash Flows From Operating Activities

Net loss	$(5,603,007)	$(8,625,250)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	154,123	78,736
Depreciation and amortization	5,770,335	4,035,267
Stock-based compensation	771,812	802,956
Gain of business acquisition	(355,876)	-
Accretion of debt discount	-	456,778
Amortization of financing costs	-	60,192
Loss on sale and disposition of property and equipment	74,533	57,413
Deferred rent	(78,889)	(52,554)
Loss on derivative financial instruments	-	478,544
Changes in operating assets and liabilities:
Accounts receivable	45,619	(202,410)
Prepaid expenses and other current assets	(30,885)	826
Accounts payable	(200,379)	(338,672)
Accrued expenses	509,458	224,868
Other current liabilities	(9,728)	-
Deferred revenues	(453,314)	43,549
Total Adjustments	6,196,809	5,645,493
Net Cash Provided By (Used In) Operating Activities	593,802	(2,979,757)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(5,659,702)	(4,848,245)
Acquisition of Sparkplug Chicago, Inc.	(1,170,000)	-
Acquisition of Pipeline Wireless LLC	(1,580,060)	-
Proceeds from sale of property and equipment	-	11,659
Acquisition of FCC license	-	(100,000)
Change in security deposits	(3,250)	(7,740)
Net Cash Used In Investing Activities	(8,413,012)	(4,944,326)

Cash Flows From Financing Activities
Repayment of capital leases	(7,130)	(25,346)
Repayment of short-term debt	-	(2,750,000)
Issuance of common stock upon exercise of options	920	-
Net proceeds from sale of common stock	16,957,933	-
Net Cash Provided By (Used In) Financing Activities	16,951,723	(2,775,346)

Net Increase (Decrease) In Cash and Cash Equivalents	9,132,513	(10,699,429)

Cash and Cash Equivalents – Beginning of year	14,040,839	24,740,268
Cash and Cash Equivalents – Ending of year	$23,173,352	$14,040,839

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For the Years Ended December 31,
	2010	2009

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$489	$277,382
Taxes	$12,263	$12,562
Non-cash investing and financing activities:
Fair value of common stock issued in connection with acquisitions	$1,915,598	$-
Acquisition of property and equipment under capital lease obligations	$152,164	$-

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

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation.   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation

Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents.    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2010, the Company had cash and cash equivalent balances of approximately $15,158,000 in excess of the federally insured limit of $250,000. Under the FDIC’s Transaction Account Guarantee (“TAG”) program, noninterest-bearing transaction deposit accounts have full federal deposit insurance coverage through December 31, 2012.  The Company has one noninterest-bearing transaction deposit account totaling approximately $500,000 that is covered under the TAG program.

The Company also had approximately $7,765,000 invested in three institutional money market funds.  These funds are protected under the Securities Investor Protection Corporation (‘‘SIPC’’), a nonprofit membership corporation which provides limited coverage up to $500,000.

Accounts Receivable.   Accounts receivable are stated at cost less an allowance for doubtful accounts. The allowance for doubtful accounts reflects the Company’s estimate of accounts receivable that will be not collected.  The allowance is based on the history of past write-offs, the aging of balances, collections experience and current credit conditions.  Amounts determined to be uncollectible are written-off against the allowance for doubtful accounts.  The allowance for doubtful accounts was $118,825 at December 31, 2010 and $88,299 at December 31, 2009.  Additions to the allowance for doubtful accounts, e.g. provision for bad debt, totaled $154,123 and $78,736 for 2010 and 2009, respectively.  Deductions to the allowance for doubtful accounts, e.g. customer write-offs, totaled $123,597 and $57,087 for 2010 and 2009, respectively.

Property and Equipment.   Property and equipment are stated at cost and include equipment, installation costs and materials. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the useful lives or the term of the respective lease. Network, base station and customer premise equipment are depreciated over estimated useful lives ranging from 5 to 7 years; furniture, fixtures and other from 3 to 7 years; computer equipment from 3 to 5 years and system software over 3 years.

Expenditures for maintenance and repairs, which do not generally extend the useful life of the assets, are charged to expense as incurred. Gains or losses on disposal of property and equipment are reflected in general and administrative expenses in the statement of operations.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

FCC Licenses.    Federal Communications Commission (“FCC”) licenses are initially recorded at cost and are considered to be intangible assets with an indefinite life because the Company is able to maintain the license indefinitely as long as it complies with certain FCC requirements.  The Company intends to and has demonstrated an ability to maintain compliance with such requirements. The Financial Accounting Standards Board’s (“FASB”) guidance on goodwill and other intangible assets states that an asset with an indefinite useful life is not amortized.  However, as further described in the next paragraph, these assets are reviewed annually for impairment.

Long-Lived Assets.  Long-lived assets with definitive lives consist primarily of property and equipment, and intangible assets. Long-lived assets are evaluated periodically for impairment, or whenever events or circumstances indicate their carrying value may not be recoverable. Conditions that would result in an impairment charge include a significant decline in the fair value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.

The Company has determined that there were no impairments of its property and equipment or its intangible assets during the years ended December 31, 2010 and 2009.

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

Goodwill.    Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired in an acquisition.  Goodwill is not amortized but rather is reviewed annually for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable.  A two-step test is performed at the reporting unit level to assess goodwill for impairment.  First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, the reporting unit is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. If the carrying value of the goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

Fair Value of Financial Instruments.  The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with the FASB’s guidance. Fair value is defined as an exit price, the amount that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  See Note 15 for a further discussion regarding the Company’s measurement of financial assets and liabilities at fair value.

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

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

Segment Information.   The FASB has established standards for reporting information on operating segments of an enterprise in interim and annual financial statements.  The Company operates in one segment which is the business of providing broadband services.  The Company’s chief operating decision-maker reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating segment.

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

Advertising Costs.   The Company charges advertising costs to expense as incurred. Advertising costs for the years ended December 31, 2010 and 2009 were approximately $962,000 and $789,000, respectively, and are included in sales and marketing expenses in the statements of operations.

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

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive.  The exercise of these common stock equivalents would dilute earnings per shares if the Company becomes profitable in the future.  The exercise of the outstanding stock options and warrants could generate proceeds up to approximately $25,618,000.

	Years Ended December 31,
	2010	2009
Stock options	3,706,885	3,738,638
Warrants	4,332,310	4,332,310
Total	8,039,195	8,070,948

Reclassifications.    Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements.  These reclassifications have no effect on the previously reported net loss.

Recent Accounting Pronouncements.    The FASB has issued Accounting Standards Update (“ASU”) 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” This amendment affects any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Subsequent Events.  Subsequent events have been evaluated through the date of this filing.

Note 3.    Business Acquisitions

Acquisition of Sparkplug Chicago, Inc

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

The Company has determined that the acquisition of Sparkplug was a business combination to be accounted for under the acquisition method.  The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Fair value of consideration transferred:
Cash	$1,170,000
Common stock (275,700 shares)	430,000
1,600,000
Recognized amounts of identifiable assets acquired and liabilities assumed:
Customer contracts	1,483,000
Property and equipment	591,590
Accounts receivable	85,387
Security deposits	3,400
Prepaid expenses	844
Accounts payable	(23,903)
Deferred revenue	(184,442)
Total identifiable net assets	1,955,876
Gain on business acquisition	$355,876

The Company recognized a $355,876 gain on the business acquisition as a result of Sparkplug Chicago, Inc. being sold at a discounted price due to the realignment of its geographic markets by its parent company, Sparkplug Inc. The gain on business acquisition is included in other income (expense) in the Company’s consolidated statements of operations.

During the year ended December 31, 2010, the Company incurred approximately $282,000 of third-party costs in connection with the Sparkplug acquisition.  These expenses are included in the general and administrative expenses in the Company’s consolidated statements of operations.

Acquisition of Pipeline Wireless, LLC

On December 15, 2010, the Company completed the acquisition of Pipeline Wireless, LLC (“Pipeline”).   The acquisition strengthened and expanded the Company’s presence in the Boston market.  The Company obtained full control of Pipeline in the acquisition.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

The Company has determined that the acquisition of Pipeline was a business combination to be accounted for under the acquisition method.  The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Fair value of consideration transferred:
Cash	$1,580,060
Common stock (411,523 shares)	1,485,598
Deferred payments	613,646
Capital lease obligations assumed	152,164
3,831,468
Recognized amounts of identifiable assets acquired and liabilities assumed:
Customer contracts	1,864,187
Property and equipment	266,345
Accounts receivable	194,137
Security deposits	6,363
Prepaid expenses and other current assets	86,240
Accounts payable	(30,219)
Deferred revenue	(239,939)
Other current liabilities	(40,217)
Total identifiable net assets	2,106,897
Goodwill	$1,724,571

The Company allocated the purchase price of Pipeline to identifiable assets acquired and liabilities assumed based of their fair values on the date of acquisition. The Company recognized $1,724,571 of goodwill related to the acquisition, which represents the excess of the purchase price over the estimated fair values of the identifiable net assets. The Company expects the full balance of goodwill to be tax deductible for tax purposes.

Deferred payments totaling $768,869 will be made to Pipeline beginning in June 2011 in 36 monthly installments of $21,357. Total gross payments of $768,869 were discounted at a 12% rate and recorded at $613,646 for acquisition purposes. Current and long-term balances totaled $136,439 and $477,207 at December 31, 2010, respectively.

During the year ended December 31, 2010, the Company incurred approximately $337,000 of third-party costs in connection with the Pipeline acquisition.  These expenses are included in the general and administrative expenses in the Company’s consolidated statements of operations.

Pro Forma Information

The following table reflects the unaudited pro forma consolidated results of operations had the Sparkplug and Pipeline acquisitions taken place at the beginning of the 2010 and 2009 periods:

	Year Ended December 31,
	2010	2009
Revenues	$21,864,364	$18,339,663
Amortization expense	2,587,040	2,587,040
Total operating expenses	28,307,060	26,443,247
Net loss	(5,997,260)	(9,297,145)
Basic net loss per share	$(0.17)	$(0.27)

The pro forma information presented above does not purport to present what actual results would have been had the acquisitions actually occurred at the beginning of 2009, nor does the information project results for any future period.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

Note 4.    Property and Equipment, net

The Company’s property and equipment, net is comprised of:

	December 31,
	2010	2009
Network and base station equipment	$16,278,966	$13,282,567
Customer premise equipment	12,496,065	9,324,444
Furniture, fixtures and other	1,541,675	1,525,980
Computer equipment	683,071	610,847
System software	833,109	819,305
Leasehold improvements	775,420	775,420
	32,608,306	26,338,563
Less: accumulated depreciation	17,342,250	12,703,878
	$15,266,056	$13,634,685

Depreciation expense for the years ended December 31, 2010 and 2009 was $4,815,113 and $4,035,267, respectively. The Company sold or disposed of property and equipment with $254,444 of cost and $176,741 of accumulated depreciation for the year ended December 31, 2010.  The Company sold or disposed of property and equipment with $315,264 of cost and $246,192 of accumulated depreciation for the year ended December 31, 2009.

Property held under capital leases included within the Company’s property and equipment consists of the following:

	December 31,
	2010	2009
Network and base station equipment	$92,836	$168,441
Customer premise equipment	59,328	-
	152,164	168,441
Less: accumulated depreciation	1,268	130,515
	$150,896	$37,926

During 2009, the Company finished making lease payments on property held under capital leases with a gross value of $168,441 and accumulated depreciation of $130,515. The Company obtained clear title to the equipment, and accordingly, is no longer reporting these assets as property held under capital leases.

Note 5.  Intangible Assets, net

The Company’s intangible assets, net are comprised of the following:

	December 31,
	2010	2009
Customer contracts	$3,347,187	$-
FCC licenses	975,000	975,000
	4,322,187	975,000
Less: accumulated amortization	955,222	-
	$3,366,965	$975,000

Amortization expense for year ended December 31, 2010 was $955,222.  The Company is amortizing the customer contracts acquired in the Sparkplug acquisition over a 14 month period and the customer contracts acquired in the Pipeline acquisition over a 17 month period.  As of December 31, 2010, the average remaining amortization period was 11 months. Future amortization expense of intangible assets is expected to be approximately $1,899,000 for 2011 and $493,000 for 2012.  No amortization expense is expected to be recognized after 2012.

As further described in Note 2, FCC licenses are not subject to amortization as they have an indefinite useful life.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

Note 6.  Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2010	2009
Payroll and related	$595,710	$430,360
Property and equipment	338,763	140,566
Professional services	325,485	157,151
Network	111,055	57,688
Marketing	65,898	79,026
Offering costs	55,000	-
Penalties	-	95,726
Other	103,805	125,741
Total	$1,595,716	$1,086,258

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

As further described in Note 8, a new accounting standard became effective on January 1, 2009 related to the accounting for derivative financial instruments indexed to a company’s own stock.  In connection with its implementation, the Company was required to classify the conversion feature of the Debentures and the warrants issued with the Debentures as derivative liabilities.  The cumulative effect of adopting this standard resulted in a decrease in the carrying value of the Debentures as of January 1, 2009 from $2,607,395 to $2,293,222.  Interest expense totaled $676,778 during the year ended December 31, 2009 and included $220,000 associated with the 8% coupon and $456,778 associated with accretion of the discount.

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

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

Certain of the Company’s warrants did not initially have fixed settlement provisions because their exercise price could have been lowered if the Company had issued securities at lower prices (“reset provisions”).  Accordingly, these warrants were initially reported as derivative liabilities.  As of January 1, 2010, the reset provisions were no longer applicable and the warrants were determined to have fixed settlement provisions.  As a result, the fair value of the warrants were reclassified to equity as of January 1, 2010.

The derivative liabilities were valued using the Black-Scholes option pricing model and the following assumptions:

	December 31, 2009	January 1, 2009	January 18, 2007

Debenture conversion feature:
Risk-free interest rate		0.4%	4.7%
Expected volatility		74%	60%
Expected life (in years)		1	3
Expected dividend yield		-	-

Warrants:
Risk-free interest rate	1.1%	1.0%	4.7%
Expected volatility	86%	74%	60%
Expected life (in years)	2	3	3
Expected dividend yield	-	-	-

Fair value:
Debenture conversion feature	$-	$11,838	$856,025
Warrants	$566,451	$76,069	$620,316

The risk-free interest rate was based on rates established by the Federal Reserve.  Effective in the first quarter of 2008, the Company based expected volatility on the historical volatility for its common stock.  Previously, the Company’s estimated volatility was based on the volatility of publicly-traded peers.  The expected life of the Debentures’ conversion option was based on the maturity of the Debentures and the expected life of the warrants was based on their full term.  The expected dividend yield of zero was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

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

The warrants were originally recorded at their relative fair value as an increase in additional paid-in-capital.  Changes in the accumulated deficit upon the adoption of the new standard include $635,241 of interest expense associated with the accretion of additional discount recognized on the Debenture and $1,388,434 in gains resulting from decreases in the fair value of the derivative liabilities through December 31, 2008.  The derivative liability amounts reflect the fair value of each derivative instrument as of the January 1, 2009 date of implementation.  The Debenture amounts represent the additional discount recorded upon adoption of this new standard.  This discount was recognized in 2009 as additional interest expense.

On December 31, 2009, the Company repaid the Debentures.  Therefore, as of December, 31, 2009, there was no value associated with the debenture conversion feature.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

 Note 9.    Capital Stock

The Company is authorized to issue 5,000,000 shares of preferred stock at a par value of $0.001.  There were no issuances of preferred stock as of December 31, 2010 and 2009, respectively.

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

In November 2010, the Company adopted a shareholder rights plan (the “Rights Plan”).  The purpose of the Rights Plan is to protect the long-term value of the Company for its shareholders and to protect shareholders from various abusive takeover tactics.  Under the Rights Plan, the Company issued one preferred share purchase right for each of the Company's common stock held by shareholders of record as of the close of business on November 24, 2010.  In general, the rights would become exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer or exchange offer for 15% or more of the Company’s common stock.  Each holder of a right will be allowed to purchase one one-hundredth of a share of a newly created series of the Company’s preferred shares at an exercise price of $18.00.   The rights will expire on November 8, 2020.  The Company may redeem the rights for $0.001 each at any time until the tenth business day following public announcement that a person or group has acquired 15% or more of its outstanding common stock.

In 2010, 9,225 shares of common stock were issued to executive officers as part of their quarterly bonuses.  The Company recognized compensation expense totaling $17,250, which represented the fair value of the shares on the date of issuance.  In 2009, 32,687 shares of common stock were issued to executive officers as part of their quarterly bonuses.  The Company recognized compensation expense totaling $42,525, which represented the fair value of the shares on the date of issuance.

During 2010, stock options were exercised on a cashless basis by current or former employees to purchase a total of 361,950 shares, resulting in the issuance of 119,104 shares.  During 2009, stock options were exercised on a cashless basis by current or former employees to purchase a total of 144,177 shares, resulting in the issuance of 41,688 shares.  Under a cashless exercise, the holder uses a portion of the shares that would otherwise be issuable upon exercise, rather than cash, as consideration for the exercise.  The amount of net shares issuable in connection with a cashless exercise will vary based on the exercise price of the option or warrant compared to the current market price of the Company’s common stock on the date of exercise.

During 2010, stock options were exercised on a cash basis by a current employee to purchase a total of 1,333 shares at an exercise price of $0.69 per share.

In April 2010, the Company issued 275,700 shares of common stock to Sparkplug as part of the consideration paid for the acquisition.  The fair value of the common stock issued was $430,000.

In November 2010, the Company issued 6,571,429 shares of common stock in connection with an underwritten offering at $2.80 per share, resulting in gross proceeds of $18,400,000. The Company incurred costs of approximately $1,440,000 related to this underwritten offering.

In December 2010, the Company issued 411,523 shares of common stock to Pipeline as part of the consideration paid for the acquisition.  The fair value of the common stock issued was $1,485,598.

Note 10.  Share-Based Compensation

The Company uses the Black-Scholes valuation model to value options granted to employees, directors and consultants.  Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period.  Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $649,502 and $760,431 for the years ended December 31, 2010 and 2009, respectively.  Stock-based compensation is included in general and administrative expenses in the accompanying consolidated statements of operations.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

The unamortized amount of stock options expense was $360,898 as of December 31, 2010 which will be recognized over a weighted-average period of 1.99 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2010	2009

Risk-free interest rate	1.0% - 3.3%	0.2% - 2.9%
Expected volatility	73%	79% - 88%
Expected life (in years)	2.5 – 6.1	0.1 - 6.8
Expected dividend yield	0%	0%

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

The Company recorded additional stock-based compensation related to the issuance of common stock to executive officers as a part of their bonus programs, which totaled $17,250 and $42,525 for the years ended December 31, 2010 and 2009, respectively.  Total shares issued to executive officers were 9,225 and 32,687 for the years ended December 31, 2010 and 2009, respectively.

In the third quarter of 2010, the Company recorded stock-based compensation related to the issuance of common stock to a third party for services rendered.  The fair value of the common stock issued was $105,060.  The total shares issued as part of this consideration was 66,075.

Note 11.   Employee Benefit Plan

The Company has established a 401(k) retirement plan (“401(k) plan”) which covers all eligible employees who have attained the age of twenty-one and have completed 30 days of employment with the Company. The Company can elect to match up to a certain amount of employees’ contributions to the 401(k) plan.  No employer contributions were made during the years ended December 31, 2010 and 2009.

Note 12.   Income Taxes

The provision for income taxes using the statutory Federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	For the Years Ended December 31,
	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
State taxes	(6.0)%	(6.0)%
Permanent differences	(0.4)%	3.9%
Valuation allowance	40.4%	36.1%
Effective tax rate	0.0%	0.0%

The Company files income tax returns for Towerstream Corporation and its subsidiaries in the United States with the Internal Revenue Service and with various state jurisdictions.  As of December 31, 2010, the tax returns for Towerstream Corporation for the years 2007 through 2010 remain open to examination by the Internal Revenue Service and various state authorities.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

Deferred tax assets (liabilities) consist of the following:

	For the Years Ended December 31,
	2010	2009
Net operating loss carryforward	$12,894,080	$11,134,911
Stock-based compensation	1,074,190	894,420
Intangible assets	359,114	-
Allowance for doubtful accounts	47,530	35,320
Other	24,170	16,195
Total deferred tax assets	14,399,084	12,080,846
Valuation allowance	(12,986,730)	(10,725,067)
Net deferred tax assets	1,412,354	1,355,779

Depreciation	(1,412,354)	(1,301,223)
Intangible assets	-	(54,556)
Deferred tax liabilities	(1,412,354)	(1,355,779)
Net	$-	$-

Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, the Company adopted the FASB’s guidance on accounting for uncertainty in income taxes.  In accordance with this guidance, interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable.  No interest and penalties were recorded during the years ended December 31, 2010 and 2009, respectively.  As of December 31, 2010 and 2009, no liability for unrecognized tax benefits was required to be recorded.

NOL Limitations

The Company’s utilization of net operating loss (“NOL”) carryforwards is subject to an annual limitation due to ownership changes that have occurred previously or that could occur in the future as provided in Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than fifty percentage points over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock and various convertible instruments which, combined with the purchasing shareholders’ subsequent disposition of these shares, has resulted in an ownership change as defined by Section 382, and also could result in an ownership change in the future upon subsequent disposition.

The annual NOL limitation is determined by first multiplying the value of the Company’s stock at the time of ownership change by the applicable long-term tax exempt rate, and could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization.

The Company has not utilized any of its NOL carryforwards as it has never reported taxable income.  The Company has applied a full valuation allowance against deferred tax assets related to its NOL carryforwards. The Company had NOLs of approximately $32,235,000 and $27,809,000 for the years ended December 31, 2010 and 2009, respectively. Federal NOLs will begin expiring in 2027.  State NOLs will begin expiring in 2012.

Valuation Allowance

In assessing the realizability of deferred tax assets, the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, the Company is allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. A full valuation allowance has been recorded for the deferred tax asset balance as of December 31, 2010 and 2009. The change in valuation allowance was $2,261,663 and $3,109,343, respectively for the years ended December 31, 2010 and 2009.  A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

Note 13.    Stock Option Plans

In January 2007, the Company adopted the 2007 Equity Compensation Plan (the ‘‘2007 Plan’’).  The 2007 Plan provides for the issuance of options, stock appreciation rights, restricted stock, restricted stock units, bonus shares and dividend equivalents to officers and other employees, consultants and directors of the Company.  The total number of shares of common stock issuable under the 2007 Plan is 2,403,922. A total of 2,112,974 stock options or common stock has been issued under the 2007 Plan as of December 31, 2010.

In May 2007, the Board of Directors approved the adoption of the 2007 Incentive Stock Plan which provides for the issuance of up to 2,500,000 shares of common stock in the form of options or restricted stock (the ‘‘2007 Incentive Stock Plan’’). The 2007 Incentive Stock Plan was approved by the Company’s stockholders in May 2007. A total of 1,453,053 stock options or common stock has been issued under the 2007 Incentive Stock Plan as of December 31, 2010.

Options granted under both the 2007 Plan and the 2007 Incentive Plan have terms up to ten years and are exercisable at a price per share not less than the fair value of the underlying common stock on the date of grant. The total number of shares of common stock that remain available for issuance as of December 31, 2010 under the 2007 Plan and the 2007 Incentive Stock Plan combined is 1,337,895 shares.

In August 2008, the Company’s stockholders approved the adoption of the 2008 Non-Employee Directors Compensation Plan (the “2008 Directors Plan”).  Under the 2008 Directors Plan, an aggregate of 1,000,000 shares have been reserved for issuance.  As of December 31, 2010, 400,000 stock options or common stock have been issued under this plan.  Options granted under the 2008 Directors Plan have terms of up to five years and are exercisable at a price per share equal to the fair value of the underlying common stock on the date of grant.

Transactions under the stock option plans during the years ended December 31, 2010 and 2009 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2009	3,335,793	$1.82
Granted during 2009	690,526	0.86
Exercised	(144,177)	1.27
Forfeited /expired	(143,504)	1.27
Outstanding as of December 31, 2009	3,738,638	$1.69
Granted during 2010	375,000	1.80
Exercised	(363,283)	1.37
Forfeited /expired	(43,470)	0.95
Outstanding as of December 31, 2010	3,706,885	$1.74

The weighted-average fair value of the options granted during 2010 and 2009 were $0.99 and $0.58, respectively. Outstanding options of 3,706,885 as of December 31, 2010 had exercise prices that ranged from $0.68 to $9.74 and had a weighted-average remaining contractual life of 5.80.  Exercisable options of 3,218,413 as of December 31, 2010 had exercise prices that ranged from $0.68 to $9.74 and had a weighted-average remaining contractual life of 5.42.

The intrinsic value of outstanding and exercisable options totaled $9,426,350 and $8,155,462, respectively, as of December 31, 2010.  The intrinsic value is calculated as the difference between the closing price of the Company’s common stock at December 31, 2010, which was $4.06 per share, and the exercise price of the options.

The number of shares issuable upon the exercise of outstanding options, and the proceeds upon the exercise of such options, will be lower if an option holder elects to exercise on a cashless basis.

Note 14.    Stock Warrants

Warrants outstanding and exercisable totaled 4,332,310 with a weighted-average exercise price of $4.61 (ranging between $4.00 and $6.00) as of December 31, 2010 and December 31, 2009.  The weighted-average remaining contractual life as of December 31, 2010 was 1.06 years.

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2010:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Proceeds Upon Exercise	Intrinsic Value	Expiration Date
$4.00	636,364	1.03	$2,545,456	$38,182	1/12/12
$4.00	300,000	1.45	1,200,000	18,000	6/11/12
$4.50	2,759,582	1.03	12,418,119	-	1/12/12
$6.00	636,364	1.03	3,818,184	-	1/12/12
	4,332,310	1.06	$19,981,759	$56,182

The intrinsic value associated with the Company’s warrants outstanding or exercisable totaled $56,182 and zero as of December 31, 2010 and 2009, respectively.

The number of shares issuable upon the exercise of outstanding warrants, and the proceeds upon the exercise of such warrants, will be lower if a warrant holder elects to exercise on a cashless basis.

Note 15.    Fair Value Measurement

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 and 2009, respectively:

		Fair Value Measurements at December 31, 2010
	Total Carrying Value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$23,173,352	$23,173,352	$-	$-

		Fair Value Measurements at December 31, 2009
	Total Carrying Value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$14,040,839	$14,040,839	$-	$-
Derivative liabilities	$566,451	$-	$-	$566,451

TOWERSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities.  The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during the year ended December 31, 2010.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Years Ended December 31,
	2010	2009
Fair value, beginning of period	$566,451	$87,907
Reclassification of derivative liability to equity	(566,451)	-
Net unrealized loss on derivative financial instruments	-	478,544
Ending balance	$-	$566,451

Note 16.    Commitments and Contingencies

Lease Obligations.    The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through December 2020.

As of December 31, 2010, total future lease commitments were as follows:

Year Ending December 31,
2011	$3,914,914
2012	3,523,107
2013	2,513,656
2014	1,445,535
2015	740,827
Thereafter	1,742,702
$13,880,741

Rent expense for the years ended December 31, 2010 and 2009 totaled approximately $3,280,000 and $2,614,000, respectively.

In March 2007, the Company entered into a lease agreement for its corporate offices (the “Original Space”). In August 2007, the Company signed a lease amendment adding approximately 25,000 square feet (the “Additional Space”) and extending the lease term. The new lease term commenced in October 2007 and terminates six years from the date of commencement with an option to renew for an additional five-year term.  The Company’s annual rent payments totaled approximately $557,000 in 2010 and will remain at that level through May 2012, before increasing to approximately $590,000 through the end of the lease.

The landlord provided the Company with certain incentives as an inducement to enter the lease agreements.  These incentives included (i) an allowance of $163,330 for leasehold improvements on the Original Space, (ii) an allowance of $200,000 for leasehold improvements on the Additional Space, and (iii) an initial six-month rent-free period on half of the Additional Space.  Leasehold improvements funded by the landlord have been (i) capitalized and are being amortized over the remaining lease term and (ii) recognized as deferred rent and amortized ratably over the term of the lease.   The economic value of the rent-free period is also recognized as deferred rent and amortized ratably over the term of the lease.  Current and long term balances totaled $84,157 and $191,025 at December 31, 2010.

Other Commitments and Contingencies.  One of the purchase agreements related to FCC licenses includes a contingent payment depending on the status of the license with the FCC and whether the Company has obtained approval to broadcast terrestrially in the 3650 to 3700 MHz band.  The contingent payment is due in May 2011 and payable in shares of common stock with a fair value of $275,000. The Company presently expects that it will make the contingent payment in May 2011.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the fourth quarter of the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

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

Name	Age	Position
Jeffrey M. Thompson	46	President, Chief Executive Officer and Director
Philip Urso	51	Chairman of the Board of Directors
Joseph P. Hernon	51	Chief Financial Officer
Melvin L. Yarbrough, Jr.	45	Chief Operating Officer
Howard L. Haronian, M.D.(1)(2)(3)	49	Director
Paul Koehler(1)(3)	51	Director
William J. Bush(1)(2)	45	Director

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Nominating Committee.

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

Jeffrey M. Thompson co-founded Towerstream I, Inc. in December 1999 with Philip Urso. Mr. Thompson has served as a director since inception and as chief operating officer from inception until November 2005 when Mr. Thompson became president and chief executive officer. Since becoming a public entity in January 2007, Mr. Thompson has been our president, chief executive officer and a director.  In 1995, Mr. Thompson co-founded and was vice president of operations of EdgeNet Inc., a privately held Internet service provider (which was sold to Citadel Broadcasting Corporation in 1997 and became eFortress (“eFortress”)) through 1999. Mr. Thompson holds a B.S. degree from the University of Massachusetts. Mr. Thompson was appointed to the Board of Directors due to his significant experience in the wireless broadband industry, his familiarity with the Company, as well as his extensive business management expertise.

Philip Urso co-founded Towerstream I, Inc. in December 1999 with Jeffrey M. Thompson. Mr. Urso has served as a director and chairman since inception and as chief executive officer from inception until November 2005. Since becoming a public entity in January 2007, Mr. Urso has been our chairman and a director. In 1995, Mr. Urso co-founded eFortress (previously EdgeNet Inc.) and served as its president through 1999. From 1983 until 1997, Mr. Urso owned and operated a group of radio stations. In addition, Mr. Urso co-founded the regional cell-tower company, MCF Communications, Inc. Mr. Urso was appointed to the Board of Directors due to his significant experience in the wireless broadband industry, his familiarity with the Company, as well as his extensive business management expertise.

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

Melvin L. Yarbrough, Jr. has been our chief operating officer since November 2010.  Mr. Yarbrough has been employed by the Company since April 2007, serving as Vice President of Sales until his appointment to Chief Revenue Officer in August 2008.  In November 2010, Mr. Yarbrough was appointed to Chief Operating Officer. Mr. Yarbrough came to Towerstream from Hoovers (Dun and Bradstreet (“D&B”)), where he first served as Vice President of Business Development and then Vice President of Subscription Sales from 2005 until 2007. Prior to joining D&B, Mr. Yarbrough spent nearly a decade in several executive sales positions, including serving as Senior Vice President of Sales, Marketing and Alliance Channel at StarCite, an on-demand global meetings management company, and as Vice President of Sales at Handango, a handheld and wireless software solutions company. Mr. Yarbrough holds a B.A. degree in Economics and Business from Southern Methodist University and a J.D. degree from Vanderbilt University School of Law.

Howard L. Haronian, M.D., has served as a director of Towerstream I, Inc. since inception in December 1999. Since becoming a public entity in January 2007, Dr. Haronian has been a director. Dr. Haronian is an interventional cardiologist and has been president of Cardiology Specialists, Ltd. of Rhode Island since 1994. Dr. Haronian has served on the clinical faculty of the Yale School of Medicine since 1994. Dr. Haronian has directed the cardiac catheterization program at Westerly Hospital since founding the program in 2003. Dr. Haronian was appointed to the Board of Directors based on his extensive knowledge of the Company’s operations since its founding and his executive level experience at other organizations.

Paul Koehler has been a director since January 2007. Mr. Koehler has served as vice president of corporate development of Pacific Ethanol, Inc. (NasdaqGM: PEIX) since June 2005. Mr. Koehler has over twenty years of experience in the power and renewable fuels industries and in marketing, trading and project development. Prior to working for Pacific Ethanol Inc., from 2001 to 2005, Mr. Koehler developed wind power projects for PPM Energy Inc., a wind power producer and marketer. Mr. Koehler was president and co-founder of Kinergy Corporation, a consulting firm focused on renewable energy, project development and risk management from 1993 to 2003. During the 1990s, Mr. Koehler worked for Portland General Electric Company and Enron Corp. in marketing and origination of long- term transactions, risk management and energy trading. Mr. Koehler holds a B.A. degree from the Honors College at the University of Oregon.  Mr. Koehler currently serves on the Board of Directors of Oregon College of Art and Craft, a private art college, and has been a director since 2009.  Mr. Koehler also served on the Board of Directors of Oregon College of Art and Craft, from 2005 through 2007. Mr. Koehler was appointed to the Board of Directors based on his experience as an executive at other public companies and as a director of other organizations.

William J. Bush has been a director since January 2007. Since January 2010, Mr. Bush has served as the chief financial officer of Borrego Solar Systems, Inc., which is one of the nation’s leading financiers, designers and installers of commercial and government grid-connected solar electric power systems. From October 2008 to December 2009, Mr. Bush served as the chief financial officer of Solar Semiconductor, Ltd., a private vertically integrated manufacturer and distributor of quality photovoltaic modules and systems targeted for use in industrial, commercial and residential applications with operations in India helping it reach $100 million in sales in its first 15 months of operation. From January 2006 through December 2007, Mr. Bush served as chief financial officer of ZVUE Corporation (formerly known as Handheld Entertainment, Inc. (Pink Sheets: ZVUE.PK)), a distributor of user generated content. From 2002 to 2005, Mr. Bush was the chief financial officer and secretary for International Microcomputer Software, Inc. (OTCBB: IMSI.OB), a developer and distributor of precision design software, content and on-line services. Prior to that he was a director of business development and corporate controller for Buzzsaw.com, Inc. Mr. Bush was one of the founding members of Buzzsaw.com, Inc., a privately held company spun off from Autodesk, Inc. in 1999, focusing on online collaboration, printing and procurement applications. From 1997 to 1999, Mr. Bush worked as corporate controller at Autodesk, Inc. (NasdaqGM: ADSK), the fourth largest software applications company in the world. Prior to that, Mr. Bush worked for seven years in public accounting, first with Ernst & Young, and later with Price Waterhouse in Munich, Germany. Mr. Bush holds a B.S. degree in Business Administration from U.C. Berkeley and is a certified public accountant. Mr. Bush currently serves on the Board of Directors of FindEx.com (OTCBB: FIND), a Bible study software provider and has been a director since 2007. Mr. Bush was appointed to the Board of Directors because he has significant experience and acumen as a finance professional.

Directorships

Except as otherwise reported above, none of our directors held directorships in other reporting companies and registered investment companies at any time during the past five years.

Family Relationships

Except for Howard L. Haronian, M.D., and Philip Urso, who are cousins, there are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Audit Committee

The Audit Committee is comprised of three directors: William J. Bush, Howard L. Haronian, M.D., and Paul Koehler.  Mr. Bush is the Chairman of the Audit Committee.  The Audit Committee’s duties are to recommend to our Board the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by independent public accountants, including their recommendations to improve the system of accounting and internal controls.  The Audit Committee oversees the independent auditors, including their independence and objectivity.  However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors.  The Audit Committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the Audit Committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors.  Each of our Audit Committee members possesses an understanding of financial statements and generally accepted accounting principles.  Our Board has determined that Mr. Bush is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Compensation Committee

The Compensation Committee is comprised of Howard L. Haronian, M.D., and William J. Bush.  Dr. Haronian is the Chairman of the Compensation Committee.  The Compensation Committee has certain duties and powers as described in its charter, including but not limited to periodically reviewing and approving our salary and benefits policies, compensation of executive officers, administering our stock option plans, and recommending and approving grants of stock options under such plans.

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

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Compensation of Directors

The following table summarizes the compensation awarded during the fiscal year ended December 31, 2010 to our directors who are not named executive officers in the summary compensation table below:

Name	Fees Earned or Paid in Cash		Option Awards (1)(2)	Total
Philip Urso	$31,000	(3)	$40,138	$71,138
Howard L. Haronian, M.D.	$37,500	(4)	$40,138	$77,638
Paul Koehler	$33,500	(3)	$40,138	$73,638
William Bush	$37,500	(4)	$40,138	$77,638

(1)
Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification.  Our policy and assumptions made in the valuation of share-based payments are contained in Note 10 to our December 31, 2010 financial statements.

(2)	Information provided relates to the issuance in 2010 of options to purchase 50,000 shares each for Messrs. Urso, Koehler and Bush, and Dr. Haronian.

(3)	Includes $1,000 of fees earned during fiscal year 2010 that were not paid until fiscal year 2011.

(4)	Includes $2,000 of fees earned during fiscal year 2010 that were not paid until fiscal year 2011.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the year ended December 31, 2010, except that Jeffrey M. Thompson, our President, Chief Executive Officer and a director, failed to timely file a Form 4 reporting the issuance of common stock as bonus shares on February 2, 2010, Joseph P. Hernon, our Chief Financial Officer, failed to timely file a Form 4 reporting the issuance of common stock as bonus shares on February 2, 2010, and Melvin L. Yarbrough, Jr., our Chief Operating Officer, failed to timely file a Form 4 reporting the issuance of common stock as bonus shares on February 2, 2010.

Code of Ethics

Our Board has adopted a code of conduct and ethics that establishes the standards of ethical conduct applicable to all directors, officers, including our principal executive officer, principle financial officer, principle accounting officer or controller, or persons performing similar functions, and employees of Towerstream Corporation. The code addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures, and internal control over financial reporting, corporate opportunities and confidentiality requirements. The Audit Committee is responsible for applying and interpreting our code of conduct and ethics in situations where questions are presented to it. There were no amendments or waivers to this code in fiscal year 2010. Our code of ethics is available for review on our website at www.towerstream.com. We will provide a copy of our code of ethics free of charge to any person who so requests. Requests should be directed by e-mail to Philip Mongada, our Vice President of Human Resources, at pmongada@towerstream.com, by mail to Towerstream Corporation, 55 Hammarlund Way, Middletown, Rhode Island 02842, or by telephone at (401) 848-5848.

Item 11. Executive Compensation.

The following table summarizes the annual and long-term compensation paid to our chief executive officer and our two other most highly compensated executive officers who were serving at the end of 2010, whom we refer to collectively in this annual report on Form 10-K as the “named executive officers”:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Option Awards(1)		Total
Jeffrey M. Thompson	2010	$250,227	$205,931	(2)	$-		$456,158
President and Chief Executive Officer	2009	$236,250	$114,374	(3)	$74,480	(4)	$425,104

Joseph P. Hernon	2010	$198,188	$131,168	(5)	$-		$329,356
Chief Financial Officer	2009	$190,000	$78,788	(6)	$59,584	(7)	$328,372

Melvin L. Yarbrough, Jr.	2010	$198,188	$125,473	(8)	$-		$323,661
Chief Operating Officer	2009	$190,000	$62,133	(9)	$59,584	(7)	$311,717

(1)
Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification.  Our policy and assumptions made in the valuation of share-based payments are contained in Note 10 to our December 31, 2010 financial statements.

(2)
Of this $205,931 cash bonus, Mr. Thompson was awarded $126,803 in 2010 in recognition of services performed during 2010 and Mr. Thompson was awarded $79,128 in February 2011 in recognition of services performed in 2010.

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

(5)
Of this $131,168 cash bonus, Mr. Hernon was awarded $81,477 in 2010 in recognition of services performed during 2010 and Mr. Hernon was awarded $49,691 in February 2011 in recognition of services performed in 2010.

(6)
Consists of $59,091 paid in cash and $19,697 paid in common stock.  Mr. Hernon was awarded $31,969 in cash and $10,656 in common stock in 2009 in recognition of services performed during 2009 and Mr. Hernon was awarded $27,122 in cash and $9,041 in common stock in February 2010 in recognition of services performed during 2009.

(7)
Represents a ten-year option to purchase 100,000 shares of our common stock at an exercise price of $0.78 per share granted on May 6, 2009 in recognition of services performed during 2009.  Such option vests quarterly over an 18 month period beginning on August 6, 2009.

(8)
Of this $125,473 cash bonus, Mr. Yarbrough was awarded $77,409 in 2010 in recognition of services performed during 2010 and Mr. Yarbrough was awarded $48,064 in February 2011 in recognition of services performed in 2010.

(9)
Consists of $46,600 paid in cash and $15,533 paid in common stock.  Mr. Yarbrough was awarded $26,104 in cash and $8,701 in common stock in 2009 in recognition of services performed during 2009 and Mr. Yarbrough was awarded $20,496 in cash and $6,832 in common stock in February 2010 in recognition of services performed during 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards to our named executive officers as of December 31, 2010:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Jeffrey M. Thompson	280,309	(1)	−	$0.78	2/27/13
	175,193	(2)	−	$1.14	12/14/14
	175,193	(3)	−	$1.43	4/28/15
	75,000	(4)	−	$9.74	2/13/12
	12,010	(5)	−	$2.00	12/2/17
	7,354	(6)	3,678	$2.00	3/2/18
	50,000	(7)	25,000	$0.69	12/30/18
	18,406	(8)	−	$0.77	3/30/19
	125,000	(9)	−	$0.78	5/5/19
Joseph P. Hernon	100,000	(10)	50,000	$1.45	6/1/18
	16,666	(7)	8,334	$0.69	12/30/18
	19,797	(8)	−	$0.77	3/30/19
	100,000	(9)	-	$0.78	5/5/19
Melvin L. Yarbrough, Jr.	135,000	(11)	-	$7.05	5/9/17
	135,000	(12)	-	$3.70	6/28/17
	43,332	(10)	21,668	$1.45	6/1/18
	33,333	(7)	16,667	$0.69	12/30/18
	18,683	(8)	−	$0.77	3/30/19
	100,000	(9)	-	$0.78	5/5/19

(1)	Such option vested as to one-third of the shares subject to the option annually, commencing February 28, 2004.

(2)	Such option was fully vested and exercisable on December 15, 2004, the date of grant.

(3)	Such option was fully vested and exercisable on April 29, 2005, the date of grant.

(4)	Such option vested in equal quarterly installments over a two-year period commencing April 1, 2007.

(5)	Such option was fully vested and exercisable on December 3, 2007, the date of grant.

(6)	Such option vests as to one-third of the shares subject to the option annually, commencing March 3, 2009.

(7)	Such option vests as to one-third of the shares subject to the option annually, commencing December 31, 2009.

(8)	Such option was fully vested and exercisable on March 31, 2009, the date of grant.

(9)	Such option vested in equal quarterly installments over an 18 month period commencing August 6, 2009.

(10)	Such option vests as to one-third of the shares subject to the option annually, commencing June 2, 2009.

(11)	Such option vests as to one-third of the shares subject to the option annually, commencing May 10, 2008.

(12)	Such option vests as to one-third of the shares subject to the option annually, commencing June 29, 2008.

Employment Agreements and Change-in-Control Agreements

On December 21, 2007, we entered into an employment agreement with Jeffrey M. Thompson, our principal executive officer.  Pursuant to the terms of the agreement, Mr. Thompson served as our chief executive officer and president and is now on automatic one-year renewals, subject to either party electing not to renew.  Mr. Thompson’s initial base salary was $225,000 per annum, which may be increased annually by our Board in its discretion, but which increase shall not be less than the greater of (i) the annual increase in the consumer price index or (ii) 5%.  Effective January 1, 2010, Mr. Thompson’s base salary was $248,063.  Effective December 16, 2010, Mr. Thompson’s base salary was increased to $300,000. Mr. Thompson is eligible for a bonus of up to 75% of his base salary, as determined by our Board.  In addition, we will pay 100% of all costs associated with Mr. Thompson’s employee benefits, including without limitation health insurance.

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

In May 2008, Joseph P. Hernon joined the Company as Chief Financial Officer.  His employment offer provided for a base annual salary of $190,000 and bonus payments up to 58% of base salary, as determined by the Board.  Effective April 1, 2010, Mr. Hernon’s base salary was increased to $199,500. Effective December 16, 2010, Mr. Hernon’s base salary was increased to $225,000. Upon joining the Company, Mr. Hernon was granted options to purchase 150,000 shares of common stock at an exercise price of $1.45 per share, vesting in three annual installments commencing upon the first anniversary of the grant.  He has received subsequent awards and is eligible to receive additional stock-based awards at the discretion of the Board and as provided under the Company’s stock-based incentive plans.  He is also eligible to participate in the Company’s health and other employee benefit plans.  The Company pays 100% of Mr. Hernon’s health insurance.  Mr. Hernon is an employee at will.

In April 2007, Mel Yarbrough joined the Company as Vice President of Sales.  His employment offer provided for a base annual salary of $165,000 and bonus payments up to 61% of base salary, as determined by the Chief Executive Officer. Effective April 1, 2010, Mr. Yarbrough’s base salary was increased to $199,500.   In November 2010, Mr. Yarbrough was appointed to the position of Chief Operating Officer.  Effective December 16, 2010, Mr. Yarbrough’s base salary was increased to $225,000. Upon joining the Company, Mr. Yarbrough was granted options to purchase 135,000 shares of common stock at an exercise price of $7.05 per share, vesting in three annual installments commencing upon the first anniversary of the grant.  He has received subsequent awards and is eligible to receive additional stock-based awards at the discretion of the Board and as provided under the Company’s stock based incentive plans. The Company pays 100% of Mr. Yarbrough’s health insurance.  He is also eligible to participate in the Company’s health and other employee benefit plans. Mr. Yarbrough is an employee at will.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 15, 2011 by:

•	each person known by us to beneficially own more than 5% of our common stock (based solely on our review of SEC filings);
•	each of our directors;

•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)

5% Stockholders:
Joel Lusman (2)	5,000,000		12%
c/o Lusman Capital Management, LLC
717 Fifth Avenue, 14th Floor
New York, NY 10022

Directors and Named Executive Officers:
Philip Urso	3,744,528	(3)	8.7%
William J. Bush	167,500	(4)	*
Howard L. Haronian	1,124,370	(5)	2.6%
Paul Koehler	158,650	(6)	*
Jeffrey M. Thompson	2,689,654	(7)	6.2%
Joseph P. Hernon	259,384	(8)	*
Melvin L. Yarbrough, Jr.	482,482	(9)	1.1%
All directors and executive officers as a group (7 persons)	8,626,568	(3)(4)(5)(6)(7)(8)(9)	19.3%

* Less than 1%.

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of December 31, 2010. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. As of March 15, 2011, there were 42,364,543 shares of our common stock outstanding.

(2)
Based on a Schedule 13G filed with the SEC on November 24, 2010.  Includes 5,000,000 shares held by Lusman Capital Management, LLC.  Joel Lusman, as Managing Member of Lusman Capital Management, LLC, may be deemed to have shared power to vote or direct the vote of, and to dispose or direct the disposition of, the securities of the Company held by Lusman Capital Management, LLC.

(3)
Includes 248,386 shares of common stock held by Mr. Urso’s minor children, for whom Mr. Urso and his wife are the trustees, and 512,886 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(4)	Includes 162,500 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(5)	Includes 175,039 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(6)	Includes 158,650 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(7)	Includes 922,143 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(8)	Includes 200,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(9)	Includes 270,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

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

At no time during the last two fiscal years has any executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serves as a trustee or in a similar capacity or has a substantial beneficial interest been indebted to the Company or was involved in any transaction in which the amount exceeded $120,000 and such person had a direct or indirect material interest.

In evaluating related party transactions and potential conflicts of interest, our compliance officer and independent directors apply the same standards of good faith and fiduciary duty they apply to their general responsibilities. They will approve a related party transaction only when, in their good faith judgment, the transaction is in the best interest of the Company.

Director Independence

Each of Howard L. Haronian, Paul Koehler and William Bush are independent directors, as provided in NASDAQ Marketplace Rule 5605(a)(2).

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees that the Company accrued or paid to Marcum LLP during fiscal 2010 and fiscal 2009.

	2010	2009
Audit Fees(1)	$178,561	$172,519
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees	-	-
Total	$178,561	$172,519

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

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.
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

3.3
Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on November 12, 2010).

3.4
By-Laws of Towerstream Corporation (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

3.5
Amendment No. 1 to the By-Laws of Towerstream Corporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on August 30, 2007).

4.1
Rights Agreement dated as of November 9, 2010 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on November 12, 2010).

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

10.9	Office Lease Agreement dated March 21, 2007 between Tech 2, 3, & 4 LLC (Landlord) and Towerstream Corporation (Tenant).
10.10	First Amendment to Office Lease dated August 8, 2007, amending Office Lease Agreement dated March, 21 2007.
10.11*	2008 Non-Employee Directors Compensation Plan.

14.1	Code of Ethics and Business Conduct.
21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 on Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 17, 2009).
23.1	Consent of Marcum LLP.
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer.

  * Management compensatory plan
** Management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: March 17, 2011	By:	/s/ Jeffrey M. Thompson

Jeffrey M. Thompson
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Jeffrey M. Thompson
	Director and Chief Executive Officer	March 17, 2011
Jeffrey M. Thompson	(President and Principal Executive Officer)

/s/ Joseph P. Hernon
	Chief Financial Officer	March 17, 2011
Joseph P. Hernon	(Principal Financial Officer and
Principal Accounting Officer)
/s/ Philip Urso
	Director - Chairman of the Board of Directors	March 17, 2011
Philip Urso

/s/ Howard L. Haronian, M.D.
	Director	March 17, 2011
Howard L. Haronian, M.D.

/s/ William J. Bush
	Director	March 17, 2011
William J. Bush

/s/ Paul Koehler
	Director	March 17, 2011
Paul Koehler

EXHIBIT INDEX

Exhibit No.	Description
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

3.3
Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on November 12, 2010).

3.4
By-Laws of Towerstream Corporation (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).

3.5
Amendment No. 1 to the By-Laws of Towerstream Corporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on August 30, 2007).

4.1
Rights Agreement dated as of November 9, 2010 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on November 12, 2010).

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

10.9	Office Lease Agreement dated March 21, 2007 between Tech 2, 3, & 4 LLC (Landlord) and Towerstream Corporation (Tenant).
10.10	First Amendment to Office Lease dated August 8, 2007, amending Office Lease Agreement dated March, 21 2007.
10.11*	2008 Non-Employee Directors Compensation Plan.
14.1	Code of Ethics and Business Conduct.
21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 on Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 17, 2009).
23.1	Consent of Marcum LLP.
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer.

  * Management compensatory plan
** Management contract