Form 10-Q
period 2011-03-31
TOWERSTREAM CORP
filed 2011-05-10
CIK 1349437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission file number 001-33449

TOWERSTREAM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8259086 (I.R.S. Employer Identification No.)

55 Hammarlund Way Middletown, Rhode Island (Address of principal executive offices)	02842 (Zip Code)

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
Yes  ☐   No ☒

As of May 6, 2011, there were 42,430,411 shares of the issuer’s common stock outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (unaudited)	3

	Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2011 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11-16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	16

Item 4.	Controls and Procedures.	16

Part II	OTHER INFORMATION

Item 6.	Exhibits.	17

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$22,006,148	$23,173,352
Accounts receivable, net	390,907	482,854
Prepaid expenses and other current assets	504,666	372,895
Total Current Assets	22,901,721	24,029,101

Property and equipment, net	16,539,527	15,266,056

Intangible assets, net	2,720,205	3,366,965
Goodwill	1,724,571	1,724,571
Other assets	274,570	203,132
Total Assets	$44,160,594	$44,589,825

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,513,262	$909,548
Accrued expenses	1,767,834	1,595,716
Deferred revenues	1,044,463	1,000,018
Current maturities of capital lease obligations	87,995	88,613
Other	300,507	251,085
Total Current Liabilities	4,714,061	3,844,980

Long-Term Liabilities
Capital lease obligations, net of current maturities	36,099	55,735
Other	591,478	668,232
Total Long-Term Liabilities	627,577	723,967
Total Liabilities	5,341,638	4,568,947

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 70,000,000 shares authorized; 42,410,931 and 42,116,618 shares issued and outstanding, respectively	42,411	42,117
Additional paid-in-capital	75,643,337	75,332,969
Accumulated deficit	(36,866,792)	(35,354,208)
Total Stockholders' Equity	38,818,956	40,020,878
Total Liabilities and Stockholders' Equity	$44,160,594	$44,589,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Revenues	$5,953,013	$4,244,217

Operating Expenses
Cost of revenues (exclusive of depreciation)	1,505,907	1,074,787
Depreciation and amortization	1,974,582	1,101,171
Customer support services	771,023	578,256
Sales and marketing	1,339,802	1,232,798
General and administrative	1,875,396	1,808,807
Total Operating Expenses	7,466,710	5,795,819
Operating Loss	(1,513,697)	(1,551,602)
Other Income (Expense)
Interest income	5,592	174
Interest expense	(2,588)	-
Other income (expense), net	(1,891)	19,655
Total Other Income (Expense)	1,113	19,829
Net Loss	$(1,512,584)	$(1,531,773)

Net loss per common share – basic and diluted	$(0.04)	$(0.04)
Weighted average common shares outstanding– basic and diluted	42,209,682	34,668,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(1,512,584)	$(1,531,773)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	27,516	45,026
Depreciation and amortization	1,974,582	1,101,171
Stock-based compensation	105,702	193,421
Loss on sale and disposition of property and equipment	18,560	22,793
Deferred rent	(21,039)	(15,771)
Changes in operating assets and liabilities:
Accounts receivable	64,431	(51,962)
Prepaid expenses and other current assets	(193,709)	(105,105)
Accounts payable	603,714	(516,225)
Accrued expenses	172,118	198,721
Other current liabilities	(6,292)	-
Deferred revenues	44,445	101,700
Total Adjustments	2,790,028	973,769
Net Cash Provided By (Used In) Operating Activities	1,277,444	(558,004)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(2,620,055)	(1,374,163)
Proceeds from sale of property and equipment	201	-
Change in security deposits	(9,500)	-
Net Cash Used In Investing Activities	(2,629,354)	(1,374,163)

Cash Flows From Financing Activities
Repayment of capital leases	(20,254)	-
Issuance of common stock upon exercise of options	204,960	-
Net Cash Provided by Financing Activities	184,706	-

Net Decrease In Cash and Cash Equivalents	(1,167,204)	(1,932,167)

Cash and Cash Equivalents - Beginning	23,173,352	14,040,839
Cash and Cash Equivalents - Ending	$22,006,148	$12,108,672

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$2,588	$-
Taxes	$16,050	$10,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
For the Three Months Ended March 31, 2011

	Common Stock		Additional Paid-In-
	Shares	Amount	Capital	Accumulated Deficit	Total
Balance at January 1, 2011	42,116,618	$42,117	$75,332,969	$(35,354,208)	$40,020,878
Cashless exercise of options	62,502	62	(62)		-
Exercise of options	231,811	232	204,728		204,960
Stock-based compensation for options			76,152		76,152
Stock-based compensation for restricted stock			29,550		29,550
Net loss				(1,512,584)	(1,512,584)
Balance at March 31, 2011	42,410,931	$42,411	$75,643,337	$(36,866,792)	$38,818,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
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

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation.   The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2010, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of March 31, 2011, the Company had cash and cash equivalent balances of approximately $13,990,000 in excess of the federally insured limit of $250,000. Under the FDIC’s Transaction Account Guarantee (“TAG”) program, noninterest-bearing transaction deposit accounts have full federal deposit insurance coverage through December 31, 2012.  The Company has one noninterest-bearing transaction deposit account totaling approximately $300,000 that is covered under the TAG program.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Changes in the allowance for doubtful accounts were as follows:

	Three Months Ended March 31,
	2011	2010
Beginning of period	$118,825	$88,299
Additions	33,668	45,026
Deductions	(46,917)	(38,510)
End of period	$105,576	$94,815

Additions to the allowance for doubtful accounts include provisions for bad debt and deductions to the allowance for doubtful accounts include customer write-offs.

Revenue Recognition.    The Company normally enters into contractual agreements with its customers for periods ranging between one to three years.  The Company recognizes the total revenue provided under a contract ratably over the contract period, including any periods under which the Company has agreed to provide services at no cost.  The Company applies the revenue recognition principles set forth under the SEC Staff Accounting Bulletin 104, (“SAB 104”) which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

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

Subsequent Events.  Subsequent events have been evaluated through the date of this filing.

Note 3.    Property and Equipment, net

The Company’s property and equipment, net is comprised of:

	March 31, 2011	December 31, 2010
Network and base station equipment	$16,844,826	$16,278,966
Customer premise equipment	14,441,309	12,496,065
Furniture, fixtures and other	1,543,162	1,541,675
Computer equipment	705,795	683,071
System software	837,066	833,109
Leasehold improvements	775,420	775,420
	35,147,578	32,608,306
Less: accumulated depreciation	18,608,051	17,342,250
	$16,539,527	$15,266,056

Depreciation expense for the three months ended March 31, 2011 and 2010 was $1,327,822 and $1,101,171, respectively.  The Company sold or disposed of property and equipment with $47,855 of original cost and $25,224 of accumulated depreciation for the three months ended March 31, 2011.  The Company sold or disposed of property and equipment with $97,258 of original cost and $74,465 of accumulated depreciation for the three months ended March 31, 2010.  In addition, the Company exchanged property and equipment with a net book value of $9,180 for property and equipment with a fair value of $13,050 during the three months ended March 31, 2011.  There were no exchanges of property and equipment for the three months ended March 31, 2010.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Property held under capital leases included within the Company’s property and equipment consists of the following:

	March 31, 2011	December 31, 2010
Network and base station equipment	$92,836	$92,836
Customer premise equipment	59,328	59,328
	152,164	152,164
Less: accumulated depreciation	8,876	1,268
	$143,288	$150,896

Note 4.  Intangible Assets

The Company’s intangible assets are comprised of the following:

	March 31, 2011	December 31, 2010
Goodwill	$1,724,571	$1,724,571

Customer contracts	$3,347,187	$3,347,187
FCC licenses	975,000	975,000
	4,322,187	4,322,187
Less: accumulated amortization	1,601,982	955,222
	$2,720,205	$3,366,965

Amortization expense for the three months ended March 31, 2011 was $646,760.  There was no amortization expense for the three months ended March 31, 2010.  The Company is amortizing the customer contracts acquired in the Sparkplug acquisition over a 14 month period and the customer contracts acquired in the Pipeline acquisition over a 17 month period.   As of March 31, 2011, the average remaining amortization period was 8 months.  Future amortization expense of intangible assets is expected to be approximately $1,252,000 for 2011 and $493,000 for 2012.  No amortization expense is expected to be recognized after 2012.

The Company’s FCC licenses are not subject to amortization as they have an indefinite useful life.

Note 5.  Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2011	December 31, 2010
Payroll and related	$543,497	$595,710
Property and equipment	436,589	338,763
Professional services	400,582	325,485
Network	134,935	111,055
Marketing	87,093	65,898
Offering costs	55,000	55,000
Other	110,138	103,805
Total	$1,767,834	$1,595,716

Network expenses consist of expenses directly related to providing services to our customers.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 6.    Other Liabilities

Other current liabilities and other long-term liabilities consist of the following:

	March 31, 2011	December 31, 2010
Other Current Liabilities
Deferred rent	$84,157	$84,157
Deferred acquisition payments	192,154	136,439
Other	24,196	30,489
Total	$300,507	$251,085

Other Long-Term Liabilities
Deferred rent	$169,986	$191,025
Deferred acquisition payments	421,492	477,207
Total	$591,478	$668,232

Deferred payments totaling $768,869 will be made in 36 monthly installments of $21,357 beginning in June 2011 related to the acquisition of Pipeline Wireless, LLC. The payments were discounted at a 12% rate and recorded at $613,646 for acquisition accounting purposes.

Note 7.    Share-Based Compensation

The Company uses the Black-Scholes valuation model to value options granted to employees, directors and consultants.  Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period.  Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $76,152 and $176,171 for the three months ended March 31, 2011 and 2010, respectively.  Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The unamortized amount of stock options expense was $282,791 as of March 31, 2011 which will be recognized over a weighted-average period of 2.0 years.

During the first quarter of 2011, the Company issued 90,000 shares of restricted stock to two executives.  The fair value of $354,600 was based on the closing market price of the Company’s common stock on the date of grant.  The restricted stock vests over a three year period, of which no shares were vested as of March 31, 2011.  Stock-based compensation for restricted stock totaled $29,550 for the three months ended March 31, 2011.  Unrecognized compensation cost of $325,050 at March 31, 2011will be recognized over the next 2.8 years.

The Company recorded stock-based compensation of $17,250 related to the issuance of 9,225 shares of common stock to executive officers during the three months ended March 31, 2010.

Transactions under the stock option plans during the three months ended March 31, 2011 are as follows:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding as of December 31, 2010	3,706,885	$1.74
Granted	-	-
Exercised	(326,561)	1.04
Cancelled	(8,334)	0.68
Options outstanding as of March 31, 2011	3,371,990	1.81
Options exercisable as of March 31, 2011	2,961,469	$1.87

A total of 94,750 options were exercised on a cashless basis during the three months ended March 31, 2011, resulting in the net issuance of 62,502 shares.  Under a cashless exercise, the holder uses a portion of the shares that would otherwise be issuable upon exercise, rather than cash, as consideration for the exercise.  The amount of net shares issuable in connection with a cashless exercise will vary based on the exercise price of the option compared to the current market price of the Company’s common stock on the date of exercise.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

During the three months ended March 31, 2011, a total of 231,811 options were exercised on a cash basis which resulted in proceeds of $204,960.

The weighted average remaining contractual life of the outstanding options as of March 31, 2011 was 5.4 years.

The intrinsic value for options outstanding and exercisable totaled $7,938,905 and $6,903,253, respectively, as of March 31, 2011.  The intrinsic value for an option is calculated as the excess of the closing price of the Company’s common stock at March 31, 2011, which was $3.91 per share, and the exercise price of each option.

Note 8.    Stock Warrants

Warrants outstanding and exercisable totaled 4,332,310 with a weighted average exercise price of $4.61 (ranging between $4.00 and $6.00) as of March 31, 2011 and December 31, 2010.  The weighted average remaining contractual life as of March 31, 2011 was 0.8 years.

Note 9.    Fair Value Measurement

Valuation Hierarchy

The Financial Accounting Standards Board’s accounting standard for fair value measurements establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Cash and cash equivalents were carried at fair value measured on a recurring basis as follows:

		Fair Value Measurements
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

March 31, 2011	$22,006,148	$22,006,148	$–	$–
December 31, 2010	$23,173,352	$23,173,352	$–	$–

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities.  There were no changes in the valuation techniques during the three months ended March 31, 2011.

Note 10.   Net Loss Per Common Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive.  The exercise or issuance of these common stock equivalents outstanding at March 31, 2011 would dilute earnings per share if the Company becomes profitable in the future.  The exercise of the outstanding stock options and warrants could generate proceeds up to approximately $26,088,000.

Stock options	3,371,990
Restricted stock	90,000
Warrants	4,332,310
Total	7,794,300

TOWERSTREAM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 11.    Commitments and Contingencies

Lease Obligations.    The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through December 2020.

As of March 31, 2011, total future lease commitments were as follows:

Remainder of 2011	$3,178,893
2012	3,773,404
2013	2,775,289
2014	1,703,700
2015	979,442
Thereafter	1,900,702
$14,311,430

Rent expense for the three months ended March 31, 2011 and 2010 totaled approximately $1,036,000 and $739,000, respectively.

Other Commitments and Contingencies.  One FCC license includes a contingent payment depending on the status of the license with the FCC and whether the Company has obtained approval to broadcast terrestrially in the 3650 to 3700 MHz band.  The contingent payment is due in August 2011 and payable in shares of common stock with a fair value of $275,000. The Company presently expects that it will make the contingent payment in August 2011.

Note 12.     Subsequent Events

On May 10, 2011, the Company and One Velocity, Inc. (“One Velocity”) entered a definitive agreement to acquire certain business assets from One Velocity.  Under the terms of the agreement, the Company will acquire One Velocity business assets operating in Las Vegas and Reno, Nevada including all customer contracts, network infrastructure, and related assets.  The acquisition closing is subject to customary conditions and is expected to close by the end of the second quarter 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2011. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year-ended December 31, 2010 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

On April 15, 2010, we completed the acquisition of the customer contracts, network infrastructure and related assets of the Chicago, Illinois and Nashville, Tennessee networks of Sparkplug Chicago, Inc. (“Sparkplug”). The aggregate consideration for the acquisition was (i) approximately $1.2 million in cash and (ii) 275,700 shares of our common stock (the “Shares”) with a fair value of approximately $0.4 million. A registration statement covering the Shares on Form S-3 was declared effective by the SEC on May 5, 2010.  The acquisition of Sparkplug was a business combination accounted for under the acquisition method.

On December 15, 2010, we completed the acquisition of the customer contracts, network infrastructure and related assets of Pipeline Wireless, LLC (“Pipeline”), which was primarily based in the greater Boston area.  The aggregate consideration for the acquisition includes (i) approximately $1.6 million in cash, (ii) 411,523 unregistered shares of common stock with a fair value of approximately $1.5 million (iii) approximately $0.6 million of deferred cash payments over a 36 month period beginning June 2011, and (iv) approximately $0.2 million in assumed liabilities.  The acquisition of Pipeline was a business combination accounted for under the acquisition method.

Characteristics of our Revenues and Expenses

We offer our services under agreements having terms of one, two or three years. Pursuant to these agreements, we bill customers on a monthly basis, in advance, for each month of service. Payments received in advance of services performed are recorded as deferred revenues and recognized as revenue ratably over the service period.

Costs of revenues consists of expenses that are directly related to providing services to our customers, including Core Network expenses (tower and roof rent and utilities, bandwidth costs, Points of Presence (“PoP”) maintenance and other) and Customer Network expenses (customer maintenance, non-installation fees and other customer specific expenses).  We collectively refer to Core Network and Customer Network as our “Network,” and Core Network costs and Customer Network costs as “Network Costs.”  When we first enter a new market, or expand in an existing market, we are required to incur up-front costs in order to be able to provide wireless broadband services to commercial customers.  We refer to these activities as establishing a “Network Presence.”  These costs include building PoPs which are Company Locations where we install a substantial amount of equipment in order to connect numerous customers to the Internet.  The costs to build PoPs are capitalized and expensed over a five year period.  In addition to building PoPs, we also enter tower and roof rental agreements, secure bandwidth and incur other Network Costs.  Once we have established a Network Presence in a new market or expanded our Network Presence in an existing market, we are capable of servicing a significant number of customers through that Network Presence.  The variable cost to add new customers is relatively modest, especially compared to the upfront cost of establishing or expanding our Network Presence.  As a result, our gross margins in a market normally increase over time as we add new customers in that market.  However, we may experience variability in gross margins during periods in which we are expanding our Network Presence in a market.

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

As of March 31, 2011, we operated in eleven markets across the United States including New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Philadelphia, Nashville and Providence.  The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation.  We incur significant up-front costs in order to establish a Network Presence in a new market.  These costs include building PoPs and Network Costs.  Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market.  Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers.  The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period.  We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model, the operating performance of our mature markets, and the long-term potential for our newer markets.  Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

Revenues: Revenues are allocated based on which market each customer is located in.

Costs of Revenues: Includes payroll, Core Network costs and Customer Network costs that can be allocated to a specific market. Costs that can not be allocated to a specific market are classified as Centralized Costs.

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

Three months ended March 31, 2011

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Boston	$1,652,826	$394,093	$1,258,733	$222,369	$1,036,364
New York	1,448,191	339,755	1,108,436	332,464	775,972
Los Angeles	950,268	174,160	776,108	261,304	514,804
Chicago	816,709	226,472	590,237	185,674	404,563
San Francisco	348,759	59,443	289,316	93,059	196,257
Miami	301,015	68,985	232,030	102,983	129,047
Seattle	136,409	53,621	82,788	28,487	54,301
Providence/Newport	118,927	40,861	78,066	27,050	51,016
Dallas-Fort Worth	143,824	81,192	62,632	64,357	(1,725)
Nashville	15,573	8,022	7,551	11,496	(3,945)
Philadelphia	20,512	13,255	7,257	28,191	(20,934)
Total	$5,953,013	$1,459,859	$4,493,154	$1,357,434	$3,135,720

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA					$3,135,720
Centralized costs					(799,439)
Corporate expenses					(1,769,694)
Depreciation and amortization					(1,974,582)
Stock-based compensation					(105,702)
Other income (expense)					1,113
Net loss					$(1,512,584)

Three months ended March 31, 2010

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
New York	$1,393,792	$272,679	$1,121,113	$290,310	$830,803
Boston	1,052,533	174,680	877,853	173,918	703,935
Los Angeles	674,604	133,433	541,171	288,371	252,800
San Francisco	268,854	56,827	212,027	65,108	146,919
Chicago	292,109	111,581	180,528	95,078	85,450
Providence/Newport	128,546	44,004	84,542	34,665	49,877
Miami	199,393	70,301	129,092	87,108	41,984
Seattle	122,518	51,597	70,921	31,384	39,537
Dallas-Fort Worth	111,310	81,963	29,347	53,565	(24,218)
Philadelphia	558	15,302	(14,744)	51,020	(65,764)
Total	$4,244,217	$1,012,367	$3,231,850	$1,170,527	$2,061,323

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA					$2,061,323
Centralized costs					(702,947)
Corporate expenses					(1,615,386)
Depreciation					(1,101,171)
Stock-based compensation					(193,421)
Other income (expense)					19,829
Net loss					$(1,531,773)

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenues.   Revenues totaled $5,953,013 during the three months ended March 31, 2011 as compared to $4,244,217 during the three months ended March 31, 2010, representing an increase of $1,708,796, or 40%.  This increase was driven by 43% growth in our customer base from March 31, 2010 to March 31, 2011.  The effect of the increase in our customer base was partially offset by a decrease of 2% in average revenue per user (“ARPU”) during the 2011 period as compared to the 2010 period.

ARPU as of March 31, 2011 totaled $688 compared to $703 as of March 31, 2010, representing a decrease of $15, or 2%.  Much of the decrease can be attributed to acquisitions. The customers acquired from Sparkplug in April 2010 had an ARPU of $463 compared to $703 for our customer base which had the effect of lowering our post-acquisition ARPU by $29.  The customers acquired from Pipeline in December 2010 had an ARPU of $704 compared to $680 for our customer base which had the effect of increasing our post-acquisition ARPU by $2.

Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.56% for the three months ended March 31, 2011 compared to 1.29% for the three months ended March 31, 2010, representing a 21% increase on a percentage basis.  Churn levels can fluctuate from quarter to quarter.  Our goal is to maintain churn levels between 1.4% and 1.7% which we believe is below industry standards.

Cost of Revenues. Cost of revenues totaled $1,505,907 for the three months ended March 31, 2011 as compared to $1,074,787 for the three months ended March 31, 2010, an increase of $431,120, or 40%. Gross margins remained stable at 75% during both the 2011 and 2010 periods. Core Network costs increased by approximately $269,000 primarily related to higher tower rent and bandwidth expenses, which were partly related to the acquisitions of Sparkplug and Pipeline. Customer Network costs increased by approximately $80,000 primarily related to the growth in our customer base. In addition, approximately $52,000 of operating leases were acquired in the Pipeline acquisition in December 2010.

       Depreciation and Amortization.   Depreciation and amortization totaled $1,974,582 for the three months ended March 31, 2011 as compared to $1,101,171 for the three months ended March 31, 2010, representing an increase of $873,411, or 79%. This increase related to the continued investment in our Network required to support the growth in our customer base and expansion in existing markets.  Gross fixed assets totaled $35,147,578 at March 31, 2011 as compared to $27,615,468 at March 31, 2010, representing an increase of $7,532,110, or 27%.  In addition, we recognized approximately $647,000 of amortization expense in the 2011 period associated with customer contracts acquired through the Sparkplug and Pipeline acquisitions.

Customer Support Services.   Customer support services expenses totaled $771,023 for the three months ended March 31, 2011 as compared to $578,256 for the three months ended March 31, 2010, representing an increase of $192,767, or 33%. This increase was primarily related to additional personnel hired to support our growing customer base.  Average headcount increased by 29%, from 42 in the 2010 period to 54 in the 2011 period.

Sales and Marketing.   Sales and marketing expenses totaled $1,339,802 for the three months ended March 31, 2011 as compared to $1,232,798 for the three months ended March 31, 2010, representing an increase of $107,004, or 9%.  This increase was primarily related to an increase in commissions and bonuses by approximately $172,000 in the 2011 period.  This increase was offset by approximately $70,000 related to lower base salary costs as sales personnel averaged 54 for the three months ended March 31, 2011 compared with 62 for the same period in 2010, a decrease in headcount of 13%.

General and Administrative.   General and administrative expenses totaled $1,875,396 for the three months ended March 31, 2011 as compared to $1,808,807 for the three months ended March 31, 2010, representing an increase of $66,589, or 4%.  This increase was primarily attributable to higher payroll costs of approximately $158,000, partially offset by a decrease in employee stock-based compensation of approximately $88,000.

Interest Income.    Interest income totaled $5,592 for the three months ended March 31, 2011 compared with $174 for the three months ended March 31, 2010, representing an increase of $5,418.  The increase primarily relates to higher cash balances in the 2011 period.  Average cash balances increased from approximately $12.7 million in the first quarter 2010 to approximately $22.2 million in the first quarter 2011.

Interest Expense.   Interest expense totaled $2,588 for the three months ended March 31, 2011.  There was no interest expense for the three months ended March 31, 2010.  Interest expense related to the capital leases acquired in the Pipeline acquisition.

Net Loss.   Net loss totaled $1,512,584 for the three months ended March 31, 2011 compared with $1,531,773 for the three months ended March 31, 2010, a decrease of $19,189, or 1%.  This decrease related to an increase in revenues of $1,708,796, or 40%, offset by an increase in operating expenses of $1,670,891, or 29%.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing.  Changes in capital resources during the three months ended March 31, 2011 and 2010 are described below.

Net Cash Provided by (Used in) Operating Activities.   Net cash provided by operating activities totaled $1,277,444 for the three months ended March 31, 2011 as compared to net cash used in operating activities of $558,004 for the three months ended March 31, 2010, representing an increase in cash provided by operating activities of $1,835,448, or greater than 100%.  During the quarter ended March 31, 2011, cash flow from operations totaled $592,737 as compared to cash used in operations of $185,133 during the quarter ended March 31, 2010.  Changes in operating assets and liabilities generally represent timing differences regarding payments and receipts, and are normally not indicative of operating results.  During the quarter ended March 31, 2011, changes in operating assets and liabilities generated cash flow of $684,707, primarily related to higher accounts payable balances.  During the quarter ended March 31, 2010, changes in operating assets and liabilities used cash of $372,871, primarily related to lower accounts payable balances.

Net Cash Used in Investing Activities.   Net cash used in investing activities totaled $2,629,354 for the three months ended March 31, 2011 as compared to $1,374,163 for the three months ended March 31, 2010, representing an increase of $1,255,191, or 91%.  The increase in the 2011 period related to higher spending on property and equipment which increased by $1,245,892, or 91%, from $1,374,163 to $2,620,055.  The significant components of the increase included approximately $869,000 related to the construction of a Wi-Fi offload network, and approximately $467,000 related to customer premise equipment.  These increases were offset by a decrease of approximately $85,000 related to network and base station equipment.

Net Cash Provided by Financing Activities.   Net cash provided by financing activities totaled $184,706 for the three months ended March 31, 2011 as compared to zero for the three months ended March 31, 2010.  The increase is primarily related to proceeds from the exercise of stock options which totaled $204,960 in the first quarter of 2011 as compared to zero in the first quarter of 2010.

Working Capital.   As of March 31, 2011, we had working capital of $18,187,660.  Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

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

Long-Lived Assets.  Long-lived assets with definite lives consist primarily of property and equipment, and intangible assets. Long-lived assets are evaluated periodically for impairment or whenever events or circumstances indicate their carrying value may not be recoverable. Conditions that would result in an impairment charge include a significant decline in the fair value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists.  If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

       There were no changes in our system of internal controls over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TOWERSTREAM CORPORATION

Date: May 10, 2011	By:	/s/ Jeffrey M. Thompson

Jeffrey M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2011	By:	/s/ Joseph P. Hernon

Joseph P. Hernon
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer