Form 10-Q
period 2011-06-30
TOWERSTREAM CORP
filed 2011-08-15
CIK 1349437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Yes  ☐   No ☒

As of August 11, 2011, there were 53,247,484 shares of the issuer’s common stock outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (unaudited)	3

	Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2011 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	20

Item 4.	Controls and Procedures.	20

Part II	OTHER INFORMATION

Item 6.	Exhibits.	22

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$16,445,426	$23,173,352
Accounts receivable, net	316,537	482,854
Prepaid expenses and other current assets	536,156	372,895
Total Current Assets	17,298,119	24,029,101

Property and equipment, net	20,863,770	15,266,056

Intangible assets, net	4,473,575	3,366,965
Goodwill	1,724,571	1,724,571
Other assets	411,814	203,132
Total Assets	$44,771,849	$44,589,825

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,194,776	$909,548
Accrued expenses	1,737,298	1,595,716
Deferred revenues	1,124,849	1,000,018
Current maturities of capital lease obligations	160,293	88,613
Other	334,780	251,085
Total Current Liabilities	4,551,996	3,844,980

Long-Term Liabilities
Capital lease obligations, net of current maturities	138,682	55,735
Other	511,968	668,232
Total Long-Term Liabilities	650,650	723,967
Total Liabilities	5,202,646	4,568,947

Commitments and Contingencies (Note 13)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 70,000,000 shares authorized; 42,897,484 and 42,116,618 shares issued and outstanding, respectively	42,898	42,117
Additional paid-in-capital	77,686,812	75,332,969
Accumulated deficit	(38,160,507)	(35,354,208)
Total Stockholders' Equity	39,569,203	40,020,878
Total Liabilities and Stockholders' Equity	$44,771,849	$44,589,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$6,581,059	$4,868,539	$12,534,072	$9,112,756

Operating Expenses
Cost of revenues (exclusive of depreciation)	1,846,215	1,207,100	3,352,122	2,281,887
Depreciation and amortization	2,213,218	1,454,239	4,187,800	2,555,410
Customer support services	733,162	672,205	1,504,185	1,250,461
Sales and marketing	1,380,857	1,313,704	2,720,659	2,546,502
General and administrative	2,264,866	1,906,726	4,140,262	3,715,533
Total Operating Expenses	8,438,318	6,553,974	15,905,028	12,349,793
Operating Loss	(1,857,259)	(1,685,435)	(3,370,956)	(3,237,037)
Other Income (Expense)
Interest income	4,440	631	10,032	805
Interest expense	(2,202)	-	(4,790)	-
Gain on business acquisition	564,125	355,876	564,125	355,876
Other income (expense), net	(2,819)	22,396	(4,710)	42,051
Total Other Income (Expense)	563,544	378,903	564,657	398,732
Net Loss	$(1,293,715)	$(1,306,532)	$(2,806,299)	$(2,838,305)
Net loss per common share – basic and diluted	$(0.03)	$(0.04)	$(0.07)	$(0.08)
Weighted average common shares outstanding– basic and diluted	42,638,966	34,914,818	42,425,510	34,792,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(2,806,299)	$(2,838,305)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	112,516	73,491
Depreciation and amortization	4,187,800	2,555,410
Stock-based compensation	246,826	457,541
Gain on business acquisition	(564,125)	(355,876)
Loss on sale and disposition of property and equipment	48,275	35,615
Deferred rent	(42,079)	(36,811)
Changes in operating assets and liabilities:
Accounts receivable	138,261	(77,156)
Prepaid expenses and other current assets	(162,465)	(60,207)
Other assets	(144,074)	-
Accounts payable	169,456	(208,317)
Accrued expenses	134,965	405,322
Other current liabilities	(30,489)	-
Deferred revenues	(281,869)	(1,145)
Total Adjustments	3,812,998	2,787,867
Net Cash Provided By (Used In) Operating Activities	1,006,699	(50,438)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(6,320,398)	(3,151,775)
Acquisition of a business	(1,600,000)	(1,170,000)
Proceeds from sale of property and equipment	1,009	-
Change in security deposits	(42,930)	(3,000)
Net Cash Used In Investing Activities	(7,962,319)	(4,324,775)

Cash Flows From Financing Activities
Repayment of capital leases	(40,372)	-
Issuance of common stock upon exercise of options	223,140	-
Issuance of common stock upon exercise of warrants	27,000	-
Issuance of common stock under employee stock purchase plan	17,926	-
Net Cash Provided By Financing Activities	227,694	-

Net Decrease In Cash and Cash Equivalents	(6,727,926)	(4,375,213)

Cash and Cash Equivalents - Beginning	23,173,352	14,040,839
Cash and Cash Equivalents - Ending	$16,445,426	$9,665,626

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$4,790	$-
Taxes	$16,050	$10,607
Fair value of common stock issued in connection with an acquisition	$1,839,732	$430,000
Acquisition of property and equipment under capital lease obligations	$201,616	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
For the Six Months Ended June 30, 2011

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total
Balance at January 1, 2011	42,116,618	$42,117	$75,332,969	$(35,354,208)	$40,020,878
Issuance of common stock for a business acquisition	387,312	387	1,839,345		1,839,732
Cashless exercise of options	130,702	131	(131)		-
Exercise of options	252,624	253	222,887		223,140
Exercise of warrants	6,000	6	26,994		27,000
Issuance of common stock under an employee stock purchase plan	4,228	4	21,093		21,097
Stock-based compensation for options			184,555		184,555
Stock-based compensation for restricted stock			59,100		59,100
Net loss				(2,806,299)	(2,806,299)
Balance at June 30, 2011	42,897,484	$42,898	$77,686,812	$(38,160,507)	$39,569,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Nature of Business

Towerstream Corporation (referred to as ‘‘Towerstream’’ or the ‘‘Company’’) was formed on December 17, 1999, and was incorporated in Delaware.  The Company provides broadband services to commercial customers and delivers access over a wireless network transmitting over both regulated and unregulated radio spectrum.   The Company’s service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. The Company provides service to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation.   The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of June 30, 2011, the Company had cash and cash equivalent balances of approximately $8,430,000 in excess of the federally insured limit of $250,000. Under the FDIC’s Transaction Account Guarantee (“TAG”) program, noninterest-bearing transaction deposit accounts have full federal deposit insurance coverage through December 31, 2012.  The Company has one noninterest-bearing transaction deposit account totaling approximately $113,194 that is covered under the TAG program.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Changes in the allowance for doubtful accounts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning of period	$105,576	$94,815	$118,825	$88,299
Additions	163,824	28,465	197,492	73,491
Deductions	(40,953)	(21,155)	(87,870)	(59,665)
End of period	$228,447	$102,125	$228,447	$102,125

Additions to the allowance for doubtful accounts include provisions for bad debt and deductions to the allowance for doubtful accounts include customer write-offs.

Additions for the three and six months ended June 30, 2011 include $78,824 of reserves recorded in connection with the acquisition of One Velocity, Inc. (“One Velocity”).

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

Note 3.    Business Acquisitions

On May 18, 2011, the Company completed the acquisition of One Velocity.   The acquisition is the Company’s first acquisition in a new geographical market and introduced Las Vegas and Reno, Nevada as the Company’s 12th market nationally.  The Company obtained full control of One Velocity in the acquisition.

The Company has determined that the acquisition of One Velocity was a business combination to be accounted for under the acquisition method.  The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Fair value of consideration transferred:
Cash	$1,600,000
Common stock (387,312 shares)	1,839,732
3,439,732
Recognized amounts of identifiable assets acquired and liabilities assumed:
Customer contracts	2,466,512
Property and equipment	1,952,883
Accounts receivable, net	84,460
Security deposits	21,679
Prepaid expenses and other current assets	795
Accounts payable	(115,772)
Deferred revenue	(406,700)
Total identifiable net assets	4,003,857
Gain on business acquisition	$564,125

TOWERSTREAM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company recognized a $564,125 gain on business acquisition which was included in other income (expense) in the Company’s condensed consolidated statements of operations.  The challenging economic environment has made it difficult for smaller companies like One Velocity to raise sufficient capital to sustain their growth.  As a result, the Company was able to acquire the customer contracts and wireless network of One Velocity at a discounted price.

During the three and six months ended June 30, 2011, the Company incurred approximately $115,000 and $140,000 of third-party costs in connection with the One Velocity acquisition.  These expenses are included in the general and administrative expenses in the Company’s consolidated statements of operations.

Pro Forma Information

The following table reflects the unaudited pro forma consolidated results of operations had the One Velocity acquisition taken place at the beginning of the 2011 and 2010 periods and the Sparkplug Chicago, Inc. (“Sparkplug”) and Pipeline Wireless, LLC (“Pipeline”) acquisitions taken place at the beginning of the 2010 period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$6,789,968	$5,790,875	$13,139,482	$11,287,650
Amortization expense	840,447	893,410	1,733,858	1,786,821
Total operating expenses	8,717,761	7,712,913	16,728,777	15,077,068
Net loss	(1,364,249)	(1,543,135)	(3,024,638)	(3,390,686)
Basic net loss per share	$(0.03)	$(0.04)	$(0.07)	$(0.10)

The pro forma information presented above does not purport to present what actual results would have been had the acquisitions actually occurred at the beginning of 2010, nor does the information project results for any future period.

Note 4.    Property and Equipment, net

The Company’s property and equipment, net is comprised of:

	June 30, 2011	December 31, 2010
Network and base station equipment	$19,669,291	$16,278,966
Customer premise equipment	17,368,047	12,496,065
Furniture, fixtures and other	1,541,675	1,541,675
Computer equipment	743,095	683,071
System software	839,691	833,109
Leasehold improvements	775,420	775,420
	40,937,219	32,608,306
Less: accumulated depreciation	20,073,449	17,342,250
	$20,863,770	$15,266,056

Depreciation expense for the three months ended June 30, 2011 and 2010 was $1,500,075 and $1,189,418, respectively.  Depreciation expense for the six months ended June 30, 2011 and 2010 was $2,827,897 and $2,290,589, respectively.  The Company sold or disposed of property and equipment with $93,361 of original cost and $45,842 of accumulated depreciation for the six months ended June 30, 2011.  The Company sold or disposed of property and equipment with $144,413 of original cost and $107,428 of accumulated depreciation for the six months ended June 30, 2010.  In addition, the Company exchanged property and equipment with a net book value of $20,815 for property and equipment with a fair value of $19,050 during the six months ended June 30, 2011.  There were no exchanges of property and equipment for the six months ended June 30, 2010.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Property held under capital leases included within the Company’s property and equipment consists of the following:

	June 30, 2011	December 31, 2010
Network and base station equipment	$294,452	$92,836
Customer premise equipment	59,328	59,328
	353,780	152,164
Less: accumulated depreciation	19,844	1,268
	$333,936	$150,896

Note 5.  Intangible Assets

The Company’s intangible assets are comprised of the following:

	June 30, 2011	December 31, 2010
Goodwill	$1,724,571	$1,724,571

Customer contracts	$5,813,699	$3,347,187
FCC licenses	975,000	975,000
	6,788,699	4,322,187
Less: accumulated amortization	2,315,125	955,222
	$4,473,575	$3,366,965

Amortization expense for the three and six months ended June 30, 2011 was $713,143 and $1,359,903, respectively.  Amortization expense for the three and six months ended June 30, 2010 was $264,821.  The Company amortized the customer contracts acquired in the Sparkplug acquisition over a 14 month period.  The customer contracts acquired in the Pipeline acquisition are being amortized over a 17 month period and the customer contracts acquired in the One Velocity acquisition are being amortized over a 30 month period.   As of June 30, 2011, the average remaining amortization period is 19.5 months.  Future amortization expense of intangible assets is expected to be approximately $1,151,000 for 2011, $1,480,000 for 2012 and $867,000 for 2013.  No amortization expense is expected to be recognized after 2013.

The Company’s FCC licenses are not subject to amortization as they have an indefinite useful life.

Note 6.  Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2011	December 31, 2010
Payroll and related	$635,658	$595,710
Property and equipment	458,454	338,763
Professional services	245,216	325,485
Network	169,207	111,055
Marketing	80,209	65,898
Offering costs	-	55,000
Other	148,554	103,805
Total	$1,737,298	$1,595,716

Network expenses consist of expenses directly related to providing services to our customers.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 7.    Other Liabilities

Other current liabilities and other long-term liabilities consist of the following:

	June 30, 2011	December 31, 2010
Other Current Liabilities
Deferred rent	$88,404	$84,157
Deferred acquisition payments	246,376	136,439
Other	-	30,489
Total	$334,780	$251,085

Other Long-Term Liabilities
Deferred rent	$144,698	$191,025
Deferred acquisition payments	367,270	477,207
Total	$511,968	$668,232

Deferred acquisition payments totaling $768,869 are being paid in 36 monthly installments of $21,357 through May 2014. The payments were discounted at a 12% rate and recorded at $613,646 for acquisition accounting purposes.

Note 8.    Share-Based Compensation

       The Company uses the Black-Scholes valuation model to value options granted to employees, directors and consultants.  Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period.  Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $108,403 and $264,120 for the three months ended June 30, 2011 and 2010, respectively.   Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $184,555 and $440,291 for the six months ended June 30, 2011 and 2010, respectively.  Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The unamortized amount of stock options expense was $1,281,939 as of June 30, 2011 which will be recognized over a weighted-average period of 2.0 years.

On June 1, 2011, the Board of Directors amended the 2008 Non-Employee Directors Compensation Plan to change the vesting terms of the annual Board grant. The grants now vest monthly over a one year period instead of immediately upon issuance. On June 1, 2011, the Company issued the annual grant totaling 200,000 options at an exercise price of $5.23.

In June 2011, the Company issued 220,000 options in aggregate to its executives.  The options were granted at an exercise price of $4.94.  One-third of the options vest on June 24, 2012 with the remaining options vesting in quarterly installments over the following two years.

The fair value of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three and Six Months Ended June 30,
	2011	2010
Risk-free interest rate	1.6% - 1.8%	1.0% - 3.3%
Expected volatility	56% - 58%	73%
Expected life (in years)	5.3 - 6.0	2.5 – 6.1
Expected dividend yield	-	-
Weighted average per share grant date fair value	$2.65	$0.99

The risk-free interest rate was based on rates established by the Federal Reserve.  The Company’s expected volatility was based upon the historical volatility for its common stock.  The expected life of the Company’s options was determined using the simplified

TOWERSTREAM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

method as a result of limited historical data regarding the Company’s activity.  The dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

During the first quarter of 2011, the Company issued 90,000 shares of restricted stock to two executives.  The fair value of $354,600 was based on the closing market price of the Company’s common stock on the date of grant.  The restricted stock vests over a three year period, of which zero shares were vested as of June 30, 2011.  Stock-based compensation for restricted stock totaled $29,550 and $59,100 for the three and six months ended June 30, 2011.  Unrecognized compensation cost of $295,500 at June 30, 2011 will be recognized over the next 2.5 years.

The Company recorded stock-based compensation of $17,250 related to the issuance of 9,225 shares of common stock to executive officers during the six months ended June 30, 2010.  There was no stock-based compensation recorded for the issuance of common stock to executive officers for the six months ended June 30, 2011.  There was no stock-based compensation recorded for the issuance of common stock to executive officers for the three months ended June 30, 2011 and 2010, respectively.

Transactions under the stock option plans during the six months ended June 30, 2011 are as follows:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding as of December 31, 2010	3,706,885	$1.74
Granted	420,000	5.08
Exercised	(432,145)	1.03
Cancelled	(8,334)	0.68
Options outstanding as of June 30, 2011	3,686,406	2.21
Options exercisable as of June 30, 2011	2,941,827	$1.89

A total of 84,771 and 179,521 options were exercised on a cashless basis during the three and six months ended June 30, 2011, resulting in the net issuance of 68,200 and 130,702 shares.  Under a cashless exercise, the holder uses a portion of the shares that would otherwise be issuable upon exercise, rather than cash, as consideration for the exercise.  The amount of net shares issuable in connection with a cashless exercise will vary based on the exercise price of the option compared to the current market price of the Company’s common stock on the date of exercise.

During the three and six months ended June 30, 2011, a total of 20,813 and 252,624 options were exercised on a cash basis which resulted in proceeds of $18,179 and $223,140.

The weighted average remaining contractual life of the outstanding options as of June 30, 2011 was 5.7 years.

The intrinsic value for options outstanding and exercisable totaled $10,941,933 and $9,752,214, respectively, as of June 30, 2011.  The intrinsic value for an option is calculated as the excess of the closing price of the Company’s common stock at June 30, 2011, which was $4.99 per share, and the exercise price of each option.

Note 9.    Stock Warrants

Warrants outstanding and exercisable totaled 4,326,310 and 4,332,310 as of June 30, 2011 and December 31, 2010, respectively, and had a weighted average exercise price of $4.61 (ranging between $4.00 and $6.00).  The weighted average remaining contractual life as of June 30, 2011 was 0.6 years.

During the three and six months ended June 30, 2011, a total of 6,000 warrants were exercised on a cash basis which resulted in proceeds of $27,000.

Note 10.    Employee Stock Purchase Plan

In November 2010, the Company’s shareholders approved the 2010 Employee Stock Purchase Plan (“ESPP Plan”).  Under the ESPP plan, participants purchase the Company’s stock at a 15% discount.  A maximum of 200,000 shares of common stock can be issued under the ESPP plan.  The first issuance under the ESPP Plan occurred on June 30, 2011.  A total of 4,228 shares were issued

TOWERSTREAM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

with a fair value of $21,097.  The Company recognized $3,171 of stock-based compensation related to the 15% discount in the ESPP Plan.

Note 11.    Fair Value Measurement

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

Cash and cash equivalents were carried at fair value measured on a recurring basis as follows:

		Fair Value Measurements
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

June 30, 2011	$16,445,426	$16,445,426	$–	$–
December 31, 2010	$23,173,352	$23,173,352	$–	$–

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities.  There were no changes in the valuation techniques during the six months ended June 30, 2011.

Note 12.   Net Loss Per Common Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive.  The exercise or issuance of these common stock equivalents outstanding at June 30, 2011 would dilute earnings per share if the Company becomes profitable in the future.  The exercise of the outstanding stock options and warrants could generate proceeds up to approximately $28,100,000.

Stock options	3,686,406
Restricted stock	90,000
Warrants	4,326,310
Total	8,102,716

Note 13.    Commitments and Contingencies

Lease Obligations.    The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through December 2020.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of June 30, 2011, total future lease commitments were as follows:

Remainder of 2011	$2,816,766
2012	4,809,558
2013	3,563,633
2014	2,405,847
2015	1,672,946
Thereafter	2,547,429
$17,816,179

Rent expense for the three months ended June 30, 2011 and 2010 totaled approximately $1,231,000 and $792,000, respectively.  Rent expense for the six months ended June 30, 2011 and 2010 totaled approximately $2,268,000 and $1,531,000, respectively.

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

Note 14.      Subsequent Events

In July 2011, the Company completed an underwritten offering of 10,350,000 shares of its common stock at a public offering price of $4.00 per share.  The total gross proceeds of the offering were $41,400,000.  After underwriting discounts, commissions and offering expenses payable by the Company, net proceeds are estimated to be approximately $38,900,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the six months ended June 30, 2011. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year-ended December 31, 2010 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Overview

We provide broadband services to commercial customers and deliver access over a wireless network transmitting over both regulated and unregulated radio spectrum.   Our service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. We provide service to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport.

In April 2010, we completed the acquisition of the customer contracts, network infrastructure and related assets of the Chicago, Illinois and Nashville, Tennessee networks of Sparkplug Chicago, Inc. (“Sparkplug”). The aggregate consideration for the acquisition was (i) approximately $1.2 million in cash and (ii) 275,700 shares of our common stock (the “Shares”) with a fair value of approximately $0.4 million. A registration statement covering the Shares on Form S-3 was declared effective by the SEC on May 5, 2010.  The acquisition of Sparkplug was a business combination accounted for under the acquisition method.

In December 2010, we completed the acquisition of the customer contracts, network infrastructure and related assets of Pipeline Wireless, LLC (“Pipeline”), which was primarily based in the greater Boston area.  The aggregate consideration for the acquisition included (i) approximately $1.6 million in cash, (ii) 411,523 unregistered shares of common stock with a fair value of approximately $1.5 million, (iii) approximately $0.6 million of deferred cash payments over a 36 month period beginning June 2011, and (iv) approximately $0.2 million in assumed liabilities.  The acquisition of Pipeline was a business combination accounted for under the acquisition method.

In May 2011, we completed the acquisition of the customer contracts, network infrastructure and related assets of One Velocity Inc. (“One Velocity”), which was based in Las Vegas and Reno, Nevada.  The aggregate consideration for the acquisition includes (i) approximately $1.6 million in cash, and (ii) 387,312 unregistered shares of common stock with a fair value of approximately $1.8 million.  The acquisition of One Velocity was a business combination accounted for under the acquisition method.

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

As of June 30, 2011, we operated in twelve markets across the United States including New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport.  The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation.  We incur significant up-front costs in order to establish a Network Presence in a new market.  These costs include building PoPs and Network Costs.  Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market.  Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers.  The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period.  We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model, the operating performance of our mature markets, and the long-term potential for our newer markets.  Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

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

We began providing broadband services in Philadelphia, Pennsylvania in 2010.  The Sparkplug acquisition in April 2010 expanded and strengthened our presence in Chicago and also brought us into the Nashville, Tennessee market.  The Pipeline acquisition in December 2010 expanded and strengthened our operations in the greater Boston area. We entered the Las Vegas-Reno market in May 2011 through the acquisition of One Velocity.

Cost of revenues for the New York market include approximately $114,000 and $128,000 for the three and six months ended June 30, 2011, respectively, related to the construction of a Wi-Fi offload network.

Three months ended June 30, 2011

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Boston	$1,705,713	$398,959	$1,306,754	$274,904	$1,031,850
New York	1,502,945	464,577	1,038,368	323,549	714,819
Los Angeles	1,048,426	191,730	856,696	275,090	581,606
Chicago	916,531	294,817	621,714	162,206	459,508
San Francisco	386,386	73,068	313,318	96,973	216,345
Miami	342,166	79,750	262,416	92,267	170,149
Las Vegas-Reno	189,093	76,275	112,818	7,879	104,939
Seattle	137,858	53,765	84,093	34,911	49,182
Providence-Newport	112,131	42,640	69,491	23,735	45,756
Dallas-Fort Worth	180,221	78,844	101,377	71,436	29,941
Philadelphia	43,540	17,554	25,986	27,520	(1,534)
Nashville	16,049	12,124	3,925	11,283	(7,358)
Total	$6,581,059	$1,784,103	$4,796,956	$1,401,753	$3,395,203

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA					$3,395,203
Centralized costs					(774,378)
Corporate expenses					(2,123,742)
Depreciation and amortization					(2,213,218)
Stock-based compensation					(141,124)
Other income (expense)					563,544
Net loss					$(1,293,715)

Three months ended June 30, 2010

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
New York	$1,459,129	$284,684	$1,174,445	$352,896	$821,549
Boston	1,083,557	171,082	912,475	164,142	748,333
Los Angeles	754,489	136,727	617,762	258,665	359,097
Chicago	649,520	203,044	446,476	154,797	291,679
San Francisco	275,606	60,644	214,962	81,088	133,874
Miami	255,347	84,738	170,609	89,096	81,513
Providence-Newport	124,876	38,803	86,073	27,623	58,450
Seattle	130,566	57,475	73,091	31,461	41,630
Nashville	21,371	14,319	7,052	7,192	(140)
Dallas-Fort Worth	113,181	82,466	30,715	62,010	(31,295)
Philadelphia	897	12,750	(11,853)	54,082	(65,935)
Total	$4,868,539	$1,146,732	$3,721,807	$1,283,052	$2,438,755

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA					$2,438,755
Centralized costs					(763,225)
Corporate expenses					(1,642,606)
Depreciation and amortization					(1,454,239)
Stock-based compensation					(264,120)
Other income (expense)					378,903
Net loss					$(1,306,532)

Six months ended June 30, 2011

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Boston	$3,358,539	$793,052	$2,565,487	$497,273	$2,068,214
New York	2,951,136	804,332	2,146,804	656,013	1,490,791
Los Angeles	1,998,694	365,890	1,632,804	536,394	1,096,410
Chicago	1,733,240	521,289	1,211,951	347,880	864,071
San Francisco	735,145	132,511	602,634	190,032	412,602
Miami	643,181	148,735	494,446	195,250	299,196
Las Vegas-Reno	189,093	76,275	112,818	7,879	104,939
Seattle	274,267	107,386	166,881	63,398	103,483
Providence-Newport	231,058	83,501	147,557	50,785	96,772
Dallas-Fort Worth	324,045	160,036	164,009	135,793	28,216
Nashville	31,622	20,146	11,476	22,779	(11,303)
Philadelphia	64,052	30,809	33,243	55,711	(22,468)
Total	$12,534,072	$3,243,962	$9,290,110	$2,759,187	$6,530,923

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA					$6,530,923
Centralized costs					(1,573,817)
Corporate expenses					(3,893,436)
Depreciation and amortization					(4,187,800)
Stock-based compensation					(246,826)
Other income (expense)					564,657
Net loss					$(2,806,299)

Six months ended June 30, 2010

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
New York	$2,852,921	$557,363	$2,295,558	$643,206	$1,652,352
Boston	2,136,090	345,762	1,790,328	338,060	1,452,268
Los Angeles	1,429,093	270,160	1,158,933	547,036	611,897
Chicago	941,629	314,625	627,004	249,875	377,129
San Francisco	544,460	117,471	426,989	146,196	280,793
Miami	454,740	155,039	299,701	176,204	123,497
Providence-Newport	253,422	82,807	170,615	62,288	108,327
Seattle	253,084	109,072	144,012	62,845	81,167
Nashville	21,371	14,319	7,052	7,192	(140)
Dallas-Fort Worth	224,491	164,429	60,062	115,575	(55,513)
Philadelphia	1,455	28,052	(26,597)	105,102	(131,699)
Total	$9,112,756	$2,159,099	$6,953,657	$2,453,579	$4,500,078

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA					$4,500,078
Centralized costs					(1,466,172)
Corporate expenses					(3,257,992)
Depreciation and amortization					(2,555,410)
Stock-based compensation					(457,541)
Other income (expense)					398,732
Net loss					$(2,838,305)

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Revenues.   Revenues totaled $6,581,059 during the three months ended June 30, 2011 compared to $4,868,539 during the three months ended June 30, 2010, representing an increase of $1,712,520, or 35%.  This increase was primarily related to 27% growth in our customer base from June 30, 2010 to June 30, 2011.

Average revenue per user (“ARPU”) as of June 30, 2011 totaled $703 compared to $671 as of June 30, 2010, representing an increase of $32, or 5%.  The customers acquired from One Velocity in May 2011 had an ARPU of $893 which had the effect of increasing our post-acquisition ARPU by $10.  The balance of the increase related to customer upgrades to higher bandwidth levels which also increased ARPU.

Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.56% for the three months ended June 30, 2011 compared to 1.15% for the three months ended June 30, 2010, representing a 36% increase.  Churn levels can fluctuate from quarter to quarter.  Our goal is to maintain churn levels between 1.4% and 1.7% which we believe is below industry standards.

Cost of Revenues.   Cost of revenues totaled $1,846,215 for the three months ended June 30, 2011 compared to $1,207,100 for the three months ended June 30, 2010, an increase of $639,115, or 53%.  Gross margins decreased to 72% in the 2011 period compared to 75% in the 2010 period.  Expenses associated with the Wi-Fi offload network totaled approximately $131,000 which impacted gross margin by 2 percentage points.  Core Network costs increased by approximately $359,000 primarily related to higher tower rent and bandwidth expenses which were partly related to acquisitions.  Customer Network costs increased by approximately $90,000 primarily related to the growth in our customer base.

       Depreciation and Amortization.   Depreciation and amortization totaled $2,213,218 for the three months ended June 30, 2011 compared to $1,454,239 for the three months ended June 30, 2010, representing an increase of $758,979, or 52%. Depreciation expense totaled $1,500,075 for the three months ended June 30, 2011 compared to $1,189,418 for the three months ended June 30, 2010, representing an increase of $310,657, or 26%. The base of depreciable assets increased by $10,994,954, or 37% compared to the second quarter of 2010.   The increased depreciable base reflects continued growth in the core business as well as spending on the Wi-Fi offload program and additions resulting from acquisitions.  Amortization expense totaled $713,143 for the three months ended June 30, 2011 compared to $264,821 for the three months ended June 30, 2010, representing an increase of $448,322, or greater than 100%.  The increase relates to customer based intangible assets recorded in connection with the acquisitions of Pipeline in the fourth quarter of 2010 and One Velocity in the second quarter of 2011.

Customer Support Services.   Customer support services expenses totaled $733,162 for the three months ended June 30, 2011 compared to $672,205 for the three months ended June 30, 2010, representing an increase of $60,957, or 9%. This increase was primarily related to additional personnel hired to support our growing customer base.  Average headcount increased by 19%, from 47 in the 2010 period to 56 in the 2011 period.

Sales and Marketing.   Sales and marketing expenses totaled $1,380,857 for the three months ended June 30, 2011 compared to $1,313,704 for the three months ended June 30, 2010, representing an increase of $67,153, or 5%.  This increase was primarily related to an increase in commissions and bonuses of approximately $106,000 in the 2011 period.  This increase was offset by approximately $64,000 related to lower base salary costs as sales personnel averaged 54 for the three months ended June 30, 2011 compared with 62 for the same period in 2010, a decrease in average headcount of 13%.

General and Administrative.   General and administrative expenses totaled $2,264,866 for the three months ended June 30, 2011 compared to $1,906,726 for the three months ended June 30, 2010, representing an increase of $358,140, or 19%.  Costs associated with the Wi-Fi offload program totaled approximately $231,000 for the three months ended June 30, 2011 as compared to zero for the three months ended June 30, 2010. In addition, bad debt reserves increased by approximately $57,000.

Interest Income.    Interest income totaled $4,440 for the three months ended June 30, 2011 compared with $631 for the three months ended June 30, 2010, representing an increase of $3,809.  The increase primarily relates to higher cash balances in the 2011 period.  Average cash balances increased from approximately $9.9 million in the second quarter 2010 to approximately $18.3 million in the second quarter 2011.

Interest Expense.    Interest expense totaled $2,202 for the three months ended June 30, 2011.  There was no interest expense for the three months ended June 30, 2010.  Interest expense related to capital leases acquired in the Pipeline acquisition.

Gain on Business Acquisition.    Gain on business acquisition totaled $564,125 for the three months ended June 30, 2011 compared to $355,876 for the three months ended June 30, 2010, representing an increase of $208,249 or 59%.  The gain in the 2010 period related to the acquisition of Sparkplug in April 2010 whereas the gain in the 2011 period related to the One Velocity acquisition in May 2011.

Net Loss.   Net loss totaled $1,293,715 for the three months ended June 30, 2011 compared with $1,306,532 for the three months ended June 30, 2010, a decrease of $12,817, or 1%.  Revenues increased by $1,712,520, or 35%, while operating expenses increased by $1,884,344, or 29%.  However, non-operating income totaled $563,544 in the 2011 period compared to $378,903 during the 2010 period resulting in a slight decrease in net loss.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenues.   Revenues totaled $12,534,072 during the six months ended June 30, 2011 compared to $9,112,756 during the six months ended June 30, 2010, representing an increase of $3,421,316, or 38%.  This increase was driven by 27% growth in our customer base from June 30, 2010 to June 30, 2011.  ARPU increased 5% during the 2011 period as compared to the 2010 period.

Cost of Revenues.   Cost of revenues totaled $3,352,122 for the six months ended June 30, 2011 compared to $2,281,887 for the six months ended June 30, 2010, an increase of $1,070,235, or 47%.  Gross margins decreased to 73% during the 2011 periods from 75% in the 2010 period. Expenses associated with the Wi-Fi offload network totaled approximately $147,000 which impacted gross margin by 1 percentage point.   Core Network costs increased by approximately $625,000 primarily related to higher tower rent and bandwidth expenses which were partly related to acquisitions.  Customer Network costs increased by approximately $169,000 primarily related to the growth in our customer base.

       Depreciation and Amortization.   Depreciation and amortization totaled $4,187,800 for the six months ended June 30, 2011  compared to $2,555,410 for the six months ended June 30, 2010, representing an increase of $1,632,390, or 64%.  Depreciation expense totaled $2,827,897 for the six months ended June 30, 2011 compared to $2,290,589 for the six months ended June 30, 2010, representing an increase of $537,308, or 23%.  The base of depreciable assets increased by $10,994,954, or 37% compared to the prior year.  The increased depreciable base reflects continued growth in the core business as well as spending on the Wi-Fi offload program and additions resulting from acquisitions.  Amortization expense totaled $1,359,903 for the six months ended June 30, 2011 compared to $264,821 for the six months ended June 30, 2010, representing an increase of $1,095,082, or greater than 100%.  The increase relates to customer based intangible assets recorded in connection with the acquisitions of Sparkplug in the second quarter of 2010, Pipeline in the fourth quarter of 2010 and One Velocity in the second quarter of 2011.

Customer Support Services.   Customer support services expenses totaled $1,504,185 for the six months ended June 30, 2011 compared to $1,250,461 for the six months ended June 30, 2010, representing an increase of $253,724, or 20%. This increase was primarily related to additional personnel hired to support our growing customer base.  Average headcount increased by 22%, from 45 in the 2010 period to 55 in the 2011 period.

Sales and Marketing.   Sales and marketing expenses totaled $2,720,659 for the six months ended June 30, 2011 compared to $2,546,502 for the six months ended June 30, 2010, representing an increase of $174,157, or 7%.  This increase was primarily related to an increase in commissions and bonuses of approximately $278,000 in the 2011 period.  This increase was offset by approximately $134,000 related to lower base salary costs as sales personnel averaged 54 for the six months ended June 30, 2011 compared with 62 for the same period in 2010, a decrease in headcount of 13%.

General and Administrative.   General and administrative expenses totaled $4,140,262 for the six months ended June 30, 2011 compared to $3,715,533 for the six months ended June 30, 2010, representing an increase of $424,729, or 11%. Costs associated with the Wi-Fi offload program totaled approximately $286,000 for the six months ended June 30, 2011 compared to zero for the six months ended June 30, 2010.  Higher payroll costs of approximately $205,000 were offset by a decrease in employee stock-based compensation of approximately $211,000.  The balance of the increase occurred across a number of functional components including office, insurance, travel and bad debt reserves.

Interest Income.    Interest income totaled $10,032 for the six months ended June 30, 2011 compared with $805 for the six months ended June 30, 2010, representing an increase of $9,227.  The increase primarily relates to higher cash balances in the 2011 period.  Average cash balances increased from approximately $11.3 million in the 2010 period to approximately $20.3 million in the 2011 period.

Interest Expense.    Interest expense totaled $4,790 for the six months ended June 30, 2011.  There was no interest expense for the six months ended June 30, 2010.  Interest expense related to capital leases acquired in the Pipeline acquisition.

Gain on Business Acquisition.    Gain on business acquisition totaled $564,125 for the six months ended June 30, 2011 compared to $355,876 for the six months ended June 30, 2010, representing an increase of $208,249 or 59%.  The gain in the 2010 period related to the acquisition of Sparkplug in April 2010 whereas the gain in the 2011 period related to the One Velocity acquisition in May 2011.

Net Loss.   Net loss totaled $2,806,299 for the six months ended June 30, 2011 compared with $2,838,305 for the six months ended June 30, 2010, a decrease of $32,006, or 1%.  Revenues increased by $3,421,316, or 38%, while operating expenses increased by $3,555,235, or 29%.  However, non-operating income totaled $564,657 in the 2011 period compared to $398,732 during the 2010 period resulting in a slight decrease in net loss.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing.  Changes in capital resources during the six months ended June 30, 2011 and 2010 are described below.

Net Cash Provided by (Used in) Operating Activities.   Net cash provided by operating activities totaled $1,006,699 for the six months ended June 30, 2011 as compared to net cash used in operating activities of $50,438 for the six months ended June 30, 2010, representing an increase in cash provided by operating activities of $1,057,137, or greater than 100%.  During the six months ended June 30, 2011, cash flow from operations totaled $1,182,914 as compared to cash used in operations of $108,935 during the six months ended June 30, 2010.  Changes in operating assets and liabilities generally represent timing differences regarding payments and receipts, and are normally not indicative of operating results.  During the six months ended June 30, 2011, changes in operating assets and liabilities used cash of $176,215.  During the six months ended June 30, 2010, changes in operating assets and liabilities generated cash flow of $58,497.

Net Cash Used in Investing Activities.   Net cash used in investing activities totaled $7,962,319 for the six months ended June 30, 2011 as compared to $4,324,775 for the six months ended June 30, 2010, representing an increase of $3,637,544, or 84%.  The increase in the 2011 period related to higher spending on property and equipment which increased by $3,168,623, or 101%, from $3,151,775 to $6,320,398.  The significant components of the increase included approximately $2,010,000 related to the construction of a Wi-Fi offload network and approximately $1,067,000 related to customer premise equipment. In addition, we paid $1,600,000 in cash for the acquisition of One Velocity in the 2011 period compared to $1,170,000 in cash for the acquisition of Sparkplug in the 2010 period.

Net Cash Provided by Financing Activities.   Net cash provided by financing activities totaled $227,694 for the six months ended June 30, 2011 as compared to zero for the six months ended June 30, 2010.  The increase is primarily related to proceeds from the exercise of stock options which totaled $223,140 for the 2011 period as compared to zero in the 2010 period.

Registered Offering.  In July 2011, we completed an underwritten offering of 10,350,000 shares of our common stock at a public offering price of $4.00 per share.  The total gross proceeds of the offering were $41,400,000.  After underwriting discounts, commissions and offering expenses payable by us, net proceeds are estimated to be approximately $38,900,000.

Working Capital.   As of June 30, 2011, we had working capital of $12,746,123.  Following our registered offering in July 2011, we had working capital of approximately $51,671,000.  Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

Acquisition of One Velocity.  On May 18, 2011, we completed the acquisition of the customer contracts, network infrastructure and related assets of One Velocity, which was based in Las Vegas and Reno, Nevada.  The aggregate consideration for the acquisition includes (i) approximately $1.6 million in cash, and (ii) 387,312 unregistered shares of common stock with a fair value of approximately $1.8 million.  The acquisition of One Velocity was a business combination accounted for under the acquisition method.

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

Long-Lived Assets.  Long-lived assets with definite lives consist primarily of property and equipment, and intangible assets, such as acquired customer contracts. Long-lived assets are evaluated periodically for impairment or whenever events or circumstances indicate their carrying value may not be recoverable. Conditions that would result in an impairment charge include a significant decline in the fair value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists.  If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

   Not applicable

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

       There were no changes in our system of internal controls over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TOWERSTREAM CORPORATION

Date: August 15, 2011	By:	/s/ Jeffrey M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Joseph P. Hernon
Joseph P. Hernon
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer