Form 10-Q
period 2011-09-30
TOWERSTREAM CORP
filed 2011-11-14
CIK 1349437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Yes  ☐   No ☒

As of November 9, 2011, there were 53,395,639 shares of the issuer’s common stock outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2011 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	21

Item 4.	Controls and Procedures.	22

Part II	OTHER INFORMATION

Item 6.	Exhibits.	23

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$51,587,331	$23,173,352
Accounts receivable, net	449,223	482,854
Prepaid expenses and other current assets	397,909	372,895
Total Current Assets	52,434,463	24,029,101

Property and equipment, net	23,413,776	15,266,056

Intangible assets, net	4,207,505	3,366,965
Goodwill	1,674,281	1,724,571
Other assets	544,429	203,132
Total Assets	$82,274,454	$44,589,825

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,434,253	$909,548
Accrued expenses	1,904,859	1,595,716
Deferred revenues	1,250,069	1,000,018
Current maturities of capital lease obligations	255,952	88,613
Other	274,985	251,085
Total Current Liabilities	5,120,118	3,844,980

Long-Term Liabilities
Capital lease obligations, net of current maturities	244,472	55,735
Other	360,683	668,232
Total Long-Term Liabilities	605,155	723,967
Total Liabilities	5,725,273	4,568,947

Commitments (Note 14)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 70,000,000 shares authorized; 53,395,639 and 42,116,618 shares issued and outstanding, respectively	53,395	42,117
Additional paid-in-capital	117,276,704	75,332,969
Accumulated deficit	(40,780,918)	(35,354,208)
Total Stockholders' Equity	76,549,181	40,020,878
Total Liabilities and Stockholders' Equity	$82,274,454	$44,589,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$6,775,892	$5,080,650	$19,309,964	$14,193,406

Operating Expenses
Cost of revenues (exclusive of depreciation)	2,231,428	1,251,686	5,583,550	3,533,573
Depreciation and amortization	2,298,788	1,556,619	6,486,588	4,112,029
Customer support services	869,900	636,588	2,374,085	1,887,049
Sales and marketing	1,348,408	1,286,402	4,069,067	3,832,904
General and administrative	2,656,438	1,758,093	6,796,700	5,473,626
Total Operating Expenses	9,404,962	6,489,388	25,309,990	18,839,181
Operating Loss	(2,629,070)	(1,408,738)	(6,000,026)	(4,645,775)
Other Income (Expense)
Interest income	21,627	689	31,659	1,494
Interest expense	(8,728)	-	(13,518)	-
Gain on business acquisition	-	-	564,125	355,876
Other income (expense), net	(4,240)	20,895	(8,950)	62,946
Total Other Income (Expense)	8,659	21,584	573,316	420,316
Net Loss	$(2,620,411)	$(1,387,154)	$(5,426,710)	$(4,225,459)

Net loss per common share – basic and diluted	$(0.05)	$(0.04)	$(0.12)	$(0.12)
Weighted average common shares outstanding– basic and diluted	51,599,165	35,004,822	45,516,998	34,863,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
For the Nine Months Ended September 30, 2011

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total
Balance at January 1, 2011	42,116,618	$42,117	$75,332,969	$(35,354,208)	$40,020,878
Issuance of common stock for a business acquisition	387,312	387	1,839,345		1,839,732
Net proceeds from issuance of common stock	10,350,000	10,350	38,824,359		38,834,709
Cashless exercise of options	155,316	155	(155)		-
Exercise of options	275,311	275	240,560		240,835
Exercise of warrants	6,000	6	26,994		27,000
Issuance of common stock under an employee stock purchase plan	15,095	15	48,902		48,917
Stock-based compensation for options			565,615		565,615
Stock-based compensation for restricted stock			88,650		88,650
Issuance of common stock for FCC license	89,987	90	309,465		309,555
Net loss				(5,426,710)	(5,426,710)
Balance at September 30, 2011	53,395,639	$53,395	$117,276,704	$(40,780,918)	$76,549,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(5,426,710)	$(4,225,459)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	215,802	102,323
Depreciation and amortization	6,486,588	4,112,029
Stock-based compensation	661,565	677,796
Gain on business acquisition	(564,125)	(355,876)
Loss on sale and disposition of property and equipment	49,796	49,514
Deferred rent	(63,117)	(57,850)
Changes in operating assets and liabilities:
Accounts receivable	(97,711)	(33,519)
Prepaid expenses and other current assets	(89,285)	63,213
Other assets	(252,410)	-
Accounts payable	411,867	(334,103)
Accrued expenses	309,142	363,668
Other current liabilities	(23,051)	-
Deferred revenues	(156,649)	(622,104)
Deferred payments	(85,059)	-
Total Adjustments	6,803,353	3,965,091
Net Cash Provided By (Used In) Operating Activities	1,376,643	(260,368)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(10,358,737)	(4,203,142)
Acquisition of a business	(1,600,000)	(1,170,000)
Proceeds from sale of property and equipment	16,009	-
Change in security deposits	(67,207)	(3,000)
Net Cash Used In Investing Activities	(12,009,935)	(5,376,142)

Cash Flows From Financing Activities
Payments on capital leases	(96,890)	-
Issuance of common stock upon exercise of options	240,835	920
Issuance of common stock upon exercise of warrants	27,000	-
Issuance of common stock under employee stock purchase plan	41,617	-
Net proceeds from sale of common stock	38,834,709	-
Net Cash Provided By Financing Activities	39,047,271	920

Net Increase (Decrease) In Cash and Cash Equivalents	28,413,979	(5,635,590)

Cash and Cash Equivalents - Beginning	23,173,352	14,040,839
Cash and Cash Equivalents - Ending	$51,587,331	$8,405,249

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$13,518	$-
Taxes	$16,801	$10,923
Fair value of common stock issued in connection with an acquisition	$1,839,732	$430,000
Fair value of common stock issued for FCC license	$309,555	$-
Fair value of common stock issued for services	$-	$105,060
Acquisition of property and equipment under capital lease obligations	$452,965	$-

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

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation.   The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of September 30, 2011, the Company had cash and cash equivalent balances of approximately $43,570,000 in excess of the federally insured limit of $250,000. Under the FDIC’s Transaction Account Guarantee (“TAG”) program, noninterest-bearing transaction deposit accounts have full federal deposit insurance coverage through December 31, 2012.  The Company has one noninterest-bearing transaction deposit account with a zero balance as of September 30, 2011 that is covered under the TAG program.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Changes in the allowance for doubtful accounts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning of period	$228,447	$102,124	$118,825	$88,299
Additions	105,000	28,832	302,491	102,322
Deductions	(50,784)	(23,212)	(138,653)	(82,877)
End of period	$282,663	$107,744	$282,663	$107,744

Additions to the allowance for doubtful accounts include provisions for bad debt and deductions to the allowance for doubtful accounts include customer write-offs.

Additions for the nine months ended September 30, 2011 include $78,824 of reserves recorded in connection with the acquisition of One Velocity, Inc. (“One Velocity”).

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

Recent Accounting Pronouncements.     In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount, a two-step goodwill impairment test must be performed. This standard’s update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

Subsequent Events.  Subsequent events have been evaluated through the date of this filing.

Note 3.    Business Acquisitions

One Velocity, Inc.

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

During the three and nine months ended September 30, 2011, the Company incurred approximately $89,000 and $228,000 of third-party costs in connection with the One Velocity acquisition.  These expenses are included in the general and administrative expenses in the Company’s consolidated statements of operations.

Pipeline Wireless, LLC

In September 2011, the Company finalized the purchase price of the Pipeline Wireless, LLC (“Pipeline”) acquisition.  The final purchase price of $3,719,047 is $112,421, or 3%, lower than the previously reported purchase price of $3,831,468.  The adjustment resulted in a decrease in deferred payments of $145,065, or $112,421 on a net present value basis.  In addition, identifiable net assets and goodwill were reduced by $62,131 and $50,290, respectively.

Pro Forma Information

The following table reflects the unaudited pro forma consolidated results of operations had the One Velocity acquisition taken place at the beginning of the 2011 and 2010 periods and the Sparkplug Chicago, Inc. (“Sparkplug”) and Pipeline Wireless, LLC (“Pipeline”) acquisitions taken place at the beginning of the 2010 period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$6,775,892	$5,933,467	$19,915,374	$17,221,117
Amortization expense	575,625	893,410	2,309,483	2,680,231
Total operating expenses	9,404,962	7,565,000	26,133,739	22,642,068
Net loss	(2,620,411)	(1,609,949)	(5,645,049)	(5,000,635)
Basic net loss per share	$(0.05)	$(0.05)	$(0.12)	$(0.14)

The pro forma information presented above does not purport to present what actual results would have been had the acquisitions actually occurred at the beginning of 2010, nor does the information project results for any future period.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 4.    Property and Equipment, net

The Company’s property and equipment, net is comprised of:

	September 30, 2011	December 31, 2010
Network and base station equipment	$19,914,184	$15,943,741
Customer premise equipment	15,727,195	11,958,249
Wi-Fi offload network	5,464,580	873,041
Furniture, fixtures and other	1,542,833	1,541,675
Computer equipment	861,740	683,071
System software	843,828	833,109
Leasehold improvements	775,420	775,420
	45,129,780	32,608,306
Less: accumulated depreciation	21,716,004	17,342,250
	$23,413,776	$15,266,056

Depreciation expense for the three months ended September 30, 2011 and 2010 was $1,723,163 and $1,238,833, respectively.  Depreciation expense for the nine months ended September 30, 2011 and 2010 was $4,551,060 and $3,529,422, respectively.  The Company sold or disposed of property and equipment with $190,488 of original cost and $126,448 of accumulated depreciation for the nine months ended September 30, 2011.  The Company sold or disposed of property and equipment with $174,612 of original cost and $123,728 of accumulated depreciation for the nine months ended September 30, 2010.  In addition, the Company exchanged property and equipment with a net book value of $20,815 for property and equipment with a fair value of $19,050 during the nine months ended September 30, 2011.  There were no exchanges of property and equipment for the nine months ended September 30, 2010.

Property held under capital leases included within the Company’s property and equipment consists of the following:

	September 30, 2011	December 31, 2010
Network and base station equipment	$545,801	$92,836
Customer premise equipment	59,328	59,328
	605,129	152,164
Less: accumulated depreciation	45,911	1,268
	$559,218	$150,896

Note 5.  Intangible Assets

The Company’s intangible assets are comprised of the following:

	September 30, 2011	December 31, 2010
Goodwill	$1,674,281	$1,724,571

Customer contracts	$5,813,699	$3,347,187
FCC licenses	1,284,555	975,000
	7,098,254	4,322,187
Less: accumulated amortization	2,890,749	955,222
	$4,207,505	$3,366,965

Amortization expense for the three and nine months ended September 30, 2011 was $575,625 and $1,935,528, respectively.  Amortization expense for the three and nine months ended September 30, 2010 was $317,786 and $582,607, respectively.  The Company amortized the customer contracts acquired in the Sparkplug acquisition over a 14 month period.  The customer contracts acquired in the Pipeline acquisition are being amortized over a 17 month period and the customer contracts acquired in the One Velocity acquisition are being amortized over a 30 month period.   As of September 30, 2011, the average remaining amortization period is 16.5 months.  Future amortization expense of intangible assets is expected to be approximately $576,000 for 2011, $1,480,000 for 2012 and $867,000 for 2013.  No amortization expense is expected to be recognized after 2013.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company’s FCC licenses are not subject to amortization as they have an indefinite useful life.

Note 6.  Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2011	December 31, 2010
Payroll and related	$661,346	$595,710
Property and equipment	554,570	355,268
Professional services	229,909	325,485
Network	145,714	111,055
Marketing	79,305	65,898
Offering costs	55,000	55,000
Other	179,015	87,300
Total	$1,904,859	$1,595,716

Network expenses consist of expenses directly related to providing services to our customers.

Note 7.    Other Liabilities

Other current liabilities and other long-term liabilities consist of the following:

	September 30, 2011	December 31, 2010
Other Current Liabilities
Deferred rent	$96,305	$84,157
Deferred acquisition payments	171,242	136,439
Other	7,438	30,489
Total	$274,985	$251,085

Other Long-Term Liabilities
Deferred rent	$115,760	$191,025
Deferred acquisition payments	244,923	477,207
Total	$360,683	$668,232

In September 2011, the Company reduced the deferred acquisition payments balance by approximately $145,000 based on the final determination of the purchase price of the Pipeline acquisition.  The adjusted total of $623,804 was discounted at a 12% rate and recorded at $501,225 for acquisition accounting purposes. As of September 30, 2011, the gross balance totaled approximately $532,000 which will be paid in monthly installments of $16,630 through May 2014.

Note 8.    Capital Stock

In July 2011, the Company issued 10,350,000 shares of common stock in connection with an underwritten offering at $4.00 per share, resulting in gross proceeds of $41,400,000.  The Company incurred costs of approximately $2,565,000 related to this underwritten offering.

In August 2011, the Company issued 89,987 shares of common stock in connection with the acquisition of a FCC license. The fair value of the common stock issued was $309,555.

Note 9.    Share-Based Compensation

The Company uses the Black-Scholes valuation model to value options granted to employees, directors and consultants.  Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period.  Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $381,060 and $115,195 for the three months ended September 30, 2011 and 2010, respectively.   Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $565,615 and $555,486 for the nine months ended September 30, 2011 and 2010, respectively.  Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The unamortized amount of stock options expense was approximately $3,645,000 as of September 30, 2011 which will be recognized over a weighted-average period of 3.1 years.

In July 2011, the Company issued options to purchase an aggregate of 745,000 shares of common stock to its executives which vest based on the satisfaction of performance conditions.  The options were granted at an exercise price of $5.25 per share.  The commencement of vesting for these options is based on the completion of multiple acquisitions and/or carrier backhaul agreements.

In August 2011, the Company issued options to purchase an aggregate of 320,000 shares of common stock to its employees.  The options were granted at an exercise price of $4.09 per share.  The options vest in quarterly installments over the next four years.

The fair value of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	1.6% - 2.1%	-	1.6% - 2.1%	1.0% - 3.3%
Expected volatility	50% - 56%	-	50% - 58%	73%
Expected life (in years)	5.7 - 6.4	-	5.3 - 6.4	2.5 – 6.1
Expected dividend yield	-	-	-	-
Weighted average per share grant date fair value	$2.59	$-	$2.61	$0.99

The risk-free interest rate was based on rates established by the Federal Reserve.  The Company’s expected volatility was based upon the historical volatility for its common stock.  The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity.  The dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future.

During the first quarter of 2011, the Company issued 90,000 shares of restricted stock to two executives.  The fair value of $354,600 was based on the closing market price of the Company’s common stock on the date of grant.  The restricted stock vests over a three year period, of which zero shares were vested as of September 30, 2011.  Stock-based compensation for restricted stock totaled $29,550 and $88,650 for the three and nine months ended September 30, 2011.  Unrecognized compensation cost of $265,950 at September 30, 2011 will be recognized over the next 2.3 years.

The Company recorded stock-based compensation of $17,250 related to the issuance of 9,225 shares of common stock to executive officers during the nine months ended September 30, 2010.  There was no stock-based compensation recorded for the issuance of common stock to executive officers for the nine months ended September 30, 2011.  There was no stock-based compensation recorded for the issuance of common stock to executive officers for the three months ended September 30, 2011 and 2010, respectively.

Transactions under the stock option plans during the nine months ended September 30, 2011 are as follows:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding as of December 31, 2010	3,706,885	$1.74
Granted	1,485,000	4.95
Exercised	(498,205)	1.05
Cancelled	(8,334)	0.68
Options outstanding as of September 30, 2011	4,685,346	2.83
Options exercisable as of September 30, 2011	2,976,714	$1.95

TOWERSTREAM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A total of 43,373 and 222,894 options were exercised on a cashless basis during the three and nine months ended September 30, 2011, resulting in the net issuance of 24,614 and 155,316 shares.  Under a cashless exercise, the holder uses a portion of the shares that would otherwise be issuable upon exercise, rather than cash, as consideration for the exercise.  The amount of net shares issuable in connection with a cashless exercise will vary based on the exercise price of the option compared to the current market price of the Company’s common stock on the date of exercise.

During the three and nine months ended September 30, 2011, a total of 22,687 and 275,311 options were exercised on a cash basis which resulted in proceeds of $27,820 and $240,835.

The weighted average remaining contractual life of the outstanding options as of September 30, 2011 was 6.5 years.

The intrinsic value for options outstanding and exercisable totaled $3,567,456 and $3,237,871, respectively, as of September 30, 2011.  The intrinsic value for an option is calculated as the excess of the closing price of the Company’s common stock at September 30, 2011, which was $2.56 per share, and the exercise price of each option.

Note 10.    Stock Warrants

A summary of warrant activity for the nine months ended September 30, 2011 is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding as of December 31, 2010	4,332,310	$4.61
Granted	450,000	5.00
Exercised	(6,000)	4.50
Warrants outstanding as of September 30, 2011	4,776,310	4.65
Warrants exercisable as of September 30, 2011	4,326,310	$4.61

The weighted average remaining contractual life as of September 30, 2011 was 0.74 years.  A total of 4,026,310 warrants expire in January 2012 and an additional 300,000 warrants expire in June 2012.

In July 2011, the Company issued 450,000 warrants to purchase shares of its common stock at an exercise price of $5.00 per share under its July 2011 underwritten offering.  These warrants are exercisable in July 2012 and expire in July 2016.

During the nine months ended September 30, 2011, 6,000 warrants were exercised on a cash basis which resulted in proceeds of $27,000. No warrants were exercised during the three months ended September 30, 2011.

Note 11.    Employee Stock Purchase Plan

In November 2010, the Company’s shareholders approved the 2010 Employee Stock Purchase Plan (“ESPP Plan”).  Under the ESPP plan, participants can purchase shares of the Company’s stock at a 15% discount.  A maximum of 200,000 shares of common stock can be issued under the ESPP plan.  The first issuance under the ESPP Plan occurred on June 30, 2011.  During the three and nine months ended September 30, 2011, a total of 10,867 and 15,095 shares were issued with a fair value of $27,820 and $48,917, respectively.  The Company recognized $4,129 and $7,300 of stock-based compensation related to the 15% discount for the three and nine months ended September 30, 2011.

Note 12.    Fair Value Measurement

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Cash and cash equivalents were carried at fair value measured on a recurring basis as follows:

		Fair Value Measurements
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

September 30, 2011	$51,587,331	$51,587,331	$-	$-
December 31, 2010	$23,173,352	$23,173,352	$-	$-

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities.  There were no changes in the valuation techniques during the nine months ended September 30, 2011.

Note 13.   Net Loss Per Common Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive.  The exercise or issuance of these common stock equivalents outstanding at September 30, 2011 would dilute earnings per share if the Company becomes profitable in the future.  The exercise of the outstanding stock options and warrants could generate proceeds up to approximately $35,482,000.

Stock options	4,685,346
Restricted stock	90,000
Warrants	4,776,310
Total	9,551,656

Note 14.    Commitments

Lease Obligations.    The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through December 2020.

As of September 30, 2011, total future lease commitments were as follows:

Remainder of 2011	$1,721,350
2012	5,910,531
2013	4,630,091
2014	3,362,564
2015	2,528,182
Thereafter	3,119,982
$21,272,700

Rent expense for the three months ended September 30, 2011 and 2010 totaled approximately $1,526,000 and $852,000, respectively.  Rent expense for the nine months ended September 30, 2011 and 2010 totaled approximately $3,793,000 and $2,383,000, respectively.

TOWERSTREAM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 15.      Subsequent Events

On October 30, 2011, the Company and Color Broadband Communications, Inc. (“Color Broadband”) entered a definitive agreement to acquire certain business assets from Color Broadband.  Under the terms of the agreement, the Company will acquire Color Broadband business assets operating in Los Angeles area including substantially all customer contracts, network infrastructure, and related assets.  The transaction is subject to customary conditions and is expected to close by the end of 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2011. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year-ended December 31, 2010 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

In April 2010, we completed the acquisition of the customer contracts, network infrastructure and related assets of the Chicago, Illinois and Nashville, Tennessee networks of Sparkplug Chicago, Inc. (“Sparkplug”). The aggregate consideration for the acquisition included (i) approximately $1.2 million in cash and (ii) 275,700 shares of our common stock (the “Shares”) with a fair value of approximately $0.4 million. The acquisition of Sparkplug was a business combination accounted for under the acquisition method.

In December 2010, we completed the acquisition of the customer contracts, network infrastructure and related assets of Pipeline Wireless, LLC (“Pipeline”), which was primarily based in the greater Boston area.  The aggregate consideration for the acquisition included (i) approximately $1.6 million in cash, (ii) 411,523 unregistered shares of common stock with a fair value of approximately $1.5 million, (iii) approximately $0.5 million of deferred cash payments over a 36 month period beginning June 2011, and (iv) approximately $0.2 million in assumed liabilities.  The acquisition of Pipeline was a business combination accounted for under the acquisition method.

In May 2011, we completed the acquisition of the customer contracts, network infrastructure and related assets of One Velocity Inc. (“One Velocity”), which was based in Las Vegas and Reno, Nevada.  The aggregate consideration for the acquisition included (i) approximately $1.6 million in cash, and (ii) 387,312 unregistered shares of common stock with a fair value of approximately $1.8 million.  The acquisition of One Velocity was a business combination accounted for under the acquisition method.

In July 2011, we completed an underwritten offering of 10,350,000 shares of our common stock at a public offering price of $4.00 per share.  The total gross proceeds of the offering were $41,400,000.  Net proceeds were approximately $38,835,000, after underwriting discounts, commissions and offering expenses.

In September 2011, we signed an agreement with Boingo Wireless, Inc. (“Boingo”) under which Boingo will manage Internet services across our state-of-the-art Wi-Fi network in New York City’s Manhattan borough.

In October 2011, we entered a definitive agreement with Color Broadband Communications, Inc. (“Color Broadband”) to acquire certain business assets from Color Broadband.  Under the terms of the agreement, we will acquire Color Broadband business assets operating in Los Angeles area including substantially all customer contracts, network infrastructure, and related assets.  The transaction is subject to customary conditions and is expected to close by the end of 2011.

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

As of September 30, 2011, we operated in twelve markets across the United States including New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport.  The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation.  We incur significant up-front costs in order to establish a Network Presence in a new market.  These costs include building PoPs and Network Costs.  Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market.  Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers.  The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period.  We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model, the operating performance of our mature markets, and the long-term potential for our newer markets.  Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

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

Cost of revenues for the New York market include approximately $359,000 and $487,000 for the three and nine months ended September 30, 2011, respectively, related to the construction of a Wi-Fi network.

Three months ended September 30, 2011

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Boston	$1,695,256	$390,387	$1,304,869	$224,535	$1,080,334
New York	1,532,711	707,731	824,980	340,824	484,156
Los Angeles	1,086,767	223,427	863,340	262,728	600,612
Chicago	870,300	266,329	603,971	150,881	453,090
San Francisco	370,265	66,401	303,864	92,547	211,317
Las Vegas-Reno	408,545	179,858	228,687	44,250	184,437
Miami	365,266	80,503	284,763	100,347	184,416
Providence-Newport	120,011	50,871	69,140	23,848	45,292
Seattle	125,393	55,372	70,021	26,952	43,069
Dallas-Fort Worth	165,551	84,441	81,110	79,747	1,363
Nashville	12,650	969	11,681	11,050	631
Philadelphia	23,177	15,240	7,937	28,105	(20,168)
Total	$6,775,892	$2,121,529	$4,654,363	$1,385,814	$3,268,549

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$3,268,549
Centralized costs	(942,393)
Corporate expenses	(2,241,699)
Depreciation and amortization	(2,298,788)
Stock-based compensation	(414,739)
Other income (expense)	8,659
Net loss	$(2,620,411)

Three months ended September 30, 2010

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
New York	$1,435,828	$280,934	$1,154,894	$270,096	$884,798
Boston	1,130,341	174,285	956,056	167,313	788,743
Los Angeles	839,957	158,128	681,829	294,239	387,590
Chicago	749,207	227,530	521,677	180,671	341,006
San Francisco	285,765	60,701	225,064	92,544	132,520
Miami	242,681	83,342	159,339	80,696	78,643
Providence-Newport	120,961	38,637	82,324	23,635	58,689
Seattle	124,667	54,318	70,349	31,580	38,769
Nashville	18,479	7,735	10,744	5,121	5,623
Dallas-Fort Worth	127,674	87,101	40,573	59,015	(18,442)
Philadelphia	5,090	13,115	(8,025)	39,939	(47,964)
Total	$5,080,650	$1,185,826	$3,894,824	$1,244,849	$2,649,975

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$2,649,975
Centralized costs	(744,001)
Corporate expenses	(1,537,838)
Depreciation and amortization	(1,556,619)
Stock-based compensation	(220,255)
Other income (expense)	21,584
Net loss	$(1,387,154)

Nine months ended September 30, 2011

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Boston	$5,053,796	$1,183,440	$3,870,356	$721,808	$3,148,548
New York	4,483,848	1,512,064	2,971,784	996,837	1,974,947
Los Angeles	3,085,461	589,316	2,496,145	799,122	1,697,023
Chicago	2,603,539	787,618	1,815,921	498,761	1,317,160
San Francisco	1,105,410	198,911	906,499	282,579	623,920
Miami	1,008,446	229,238	779,208	295,597	483,611
Las Vegas-Reno	597,638	256,133	341,505	52,129	289,376
Seattle	399,660	162,758	236,902	90,350	146,552
Providence-Newport	351,069	134,372	216,697	74,633	142,064
Dallas-Fort Worth	489,596	244,477	245,119	215,540	29,579
Nashville	44,272	21,115	23,157	33,829	(10,672)
Philadelphia	87,229	46,049	41,180	83,816	(42,636)
Total	$19,309,964	$5,365,491	$13,944,473	$4,145,001	$9,799,472

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$9,799,472
Centralized costs	(2,516,210)
Corporate expenses	(6,135,135)
Depreciation and amortization	(6,486,588)
Stock-based compensation	(661,565)
Other income (expense)	573,316
Net loss	$(5,426,710)

Nine months ended September 30, 2010

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
New York	$4,288,749	$838,297	$3,450,452	$913,302	$2,537,150
Boston	3,266,431	520,047	2,746,384	505,373	2,241,011
Los Angeles	2,269,050	428,288	1,840,762	841,275	999,487
Chicago	1,690,836	542,155	1,148,681	430,546	718,135
San Francisco	830,225	178,172	652,053	238,740	413,313
Miami	697,421	238,381	459,040	256,900	202,140
Providence-Newport	374,383	121,444	252,939	85,923	167,016
Seattle	377,751	163,390	214,361	94,425	119,936
Nashville	39,850	22,054	17,796	12,313	5,483
Dallas-Fort Worth	352,165	251,530	100,635	174,590	(73,955)
Philadelphia	6,545	41,167	(34,622)	145,041	(179,663)
Total	$14,193,406	$3,344,925	$10,848,481	$3,698,428	$7,150,053

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$7,150,053
Centralized costs	(2,210,173)
Corporate expenses	(4,795,830)
Depreciation and amortization	(4,112,029)
Stock-based compensation	(677,796)
Other income (expense)	420,316
Net loss	$(4,225,459)

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenues.   Revenues totaled $6,775,892 during the three months ended September 30, 2011 compared to $5,080,650 during the three months ended September 30, 2010, representing an increase of $1,695,242  or 33%.  This increase was primarily related to 24% growth in our customer base from September 30, 2010 to September 30, 2011.

Average revenue per user (“ARPU”) as of September 30, 2011 totaled $709 compared to $669 as of September 30, 2010, representing an increase of $40, or 6%. The increase primarily related to new and existing customers purchasing higher bandwidth levels. ARPU for new customers for the three months ended September 30, 2011 totaled $625 compared to $543 for the three months ended September 30, 2010, representing an increase of $82, or 15%.

Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.27% for the three months ended September 30, 2011 compared to 1.60% for the three months ended September 30, 2010, representing a 21% improvement.  Churn levels can fluctuate from quarter to quarter.  Our goal is to maintain churn levels between 1.4% and 1.7% which we believe is below industry  averages of approximately 2.0%.

Cost of Revenues.   Cost of revenues totaled $2,231,428 for the three months ended September 30, 2011 compared to $1,251,686 for the three months ended September 30, 2010, an increase of $979,742, or 78%.  Gross margins decreased to 67% in the 2011 period compared to 75% in the 2010 period.  Expenses associated with the Wi-Fi network totaled approximately $422,000 which impacted gross margin by 6 percentage points.  Core Network costs increased by approximately $454,000 primarily related to higher tower rent and bandwidth expenses which were partly related to acquisitions.  Customer Network costs increased by approximately $90,000 primarily related to the growth in our customer base.

       Depreciation and Amortization.   Depreciation and amortization totaled $2,298,788 for the three months ended September 30, 2011 compared to $1,556,619 for the three months ended September 30, 2010, representing an increase of $742,169, or 48%. Depreciation expense totaled $1,723,163 for the three months ended September 30, 2011 compared to $1,238,833 for the three months ended September 30, 2010, representing an increase of $484,330, or 39%. The base of depreciable assets increased by $14,166,347, or 46% compared to the third quarter of 2010.   The increased depreciable base reflects continued growth in the core business as well as spending on the Wi-Fi network and additions resulting from acquisitions.  Amortization expense totaled $575,625 for the three months ended September 30, 2011 compared to $317,786 for the three months ended September 30, 2010, representing an increase of $257,839, or 81%.  The increase relates to customer based intangible assets recorded in connection with the acquisitions of Pipeline in the fourth quarter of 2010 and One Velocity in the second quarter of 2011.

Customer Support Services.   Customer support services expenses totaled $869,900 for the three months ended September 30, 2011 compared to $636,588 for the three months ended September 30, 2010, representing an increase of $233,312, or 37%. This increase was primarily related to additional personnel hired to support our growing customer base.  Average headcount increased by 40%, from 48 in the 2010 period to 67 in the 2011 period.

Sales and Marketing.   Sales and marketing expenses totaled $1,348,408 for the three months ended September 30, 2011 compared to $1,286,402 for the three months ended September 30, 2010, representing an increase of $62,006, or 5%.  This increase was attributed to an increase in commissions and bonuses of approximately $76,000 and an increase in advertising of approximately $31,000 in the 2011 period.  This increase was offset by approximately $57,000 related to lower base salary costs as sales personnel averaged 54 for the three months ended September 30, 2011 compared with 60 for the same period in 2010, a decrease in average headcount of 10%.

General and Administrative.   General and administrative expenses totaled $2,656,438 for the three months ended September 30, 2011 compared to $1,758,093 for the three months ended September 30, 2010, representing an increase of $898,345, or 51%.  Costs associated with the Wi-Fi  network totaled approximately $309,000 for the three months ended September 30, 2011 as compared to zero for the three months ended September 30, 2010.  Professional fees increased by approximately $194,000 and employee stock-compensation increased by approximately $194,000.  The balance of the increase occurred across a number of functional components including travel and bad debt.

Interest Income.    Interest income totaled $21,627 for the three months ended September 30, 2011 compared with $689 for the three months ended September 30, 2010, representing an increase of $20,938.  The increase primarily relates to higher cash balances in the 2011 period.  Average cash balances increased from approximately $8.5 million in the third quarter 2010 to approximately $52.9 million in the third quarter 2011.

Interest Expense.    Interest expense totaled $8,728 for the three months ended September 30, 2011.  There was no interest expense for the three months ended September 30, 2010.  Interest expense related to capital leases acquired and deferred payments made related to the Pipeline acquisition.

      Net Loss.   Net loss totaled $2,620,411 for the three months ended September 30, 2011 compared with $1,387,154 for the three months ended September 30, 2010, an increase of $1,233,257, or 89%.  Revenues increased by $1,695,242, or 33%, while operating expenses increased by $2,915,574, or 45%.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenues.   Revenues totaled $19,309,964 during the nine months ended September 30, 2011 compared to $14,193,406 during the nine months ended September 30, 2010, representing an increase of $5,116,558, or 36%.  This increase was driven by 24% growth in our customer base from September 30, 2010 to September 30, 2011.  In addition, ARPU increased 6% during the 2011 period as compared to the 2010 period. ARPU for new customers for the nine months ended September 30, 2011 totaled $595 compared to $533 for the nine months ended September 30, 2010, representing an increase of $62, or 12%.

Cost of Revenues.   Cost of revenues totaled $5,583,550 for the nine months ended September 30, 2011 compared to $3,533,573 for the nine months ended September 30, 2010, an increase of $2,049,977, or 58%.  Gross margins decreased to 71% during the 2011 periods from 75% in the 2010 period. Expenses associated with the Wi-Fi network totaled approximately $569,000 which impacted gross margin by 3 percentage point.   Core Network costs increased by approximately $1,079,000 primarily related to higher tower rent and bandwidth expenses which were partly related to acquisitions.  Customer Network costs increased by approximately $259,000 primarily related to the growth in our customer base.

       Depreciation and Amortization.   Depreciation and amortization totaled $6,486,588 for the nine months ended September 30, 2011 compared to $4,112,029 for the nine months ended September 30, 2010, representing an increase of $2,374,559, or 58%.  Depreciation expense totaled $4,551,060 for the nine months ended September 30, 2011 compared to $3,529,422 for the nine months ended September 30, 2010, representing an increase of $1,021,638, or 29%. The base of depreciable assets increased by $14,166,347, or 46% compared to the prior year.  The increased depreciable base reflects continued growth in the core business as well as spending on the Wi-Fi network and additions resulting from acquisitions.  Amortization expense totaled $1,935,528 for the nine months ended September 30, 2011 compared to $582,607 for the nine months ended September 30, 2010, representing an increase of $1,352,921, or greater than 100%.  The increase relates to customer based intangible assets recorded in connection with the acquisitions of Sparkplug in the second quarter of 2010, Pipeline in the fourth quarter of 2010 and One Velocity in the second quarter of 2011.

Customer Support Services.   Customer support services expenses totaled $2,374,085 for the nine months ended September 30, 2011 compared to $1,887,049 for the nine months ended September 30, 2010, representing an increase of $487,036, or 26%. This increase was primarily related to additional personnel hired to support our growing customer base.  Average headcount increased by 28%, from 46 in the 2010 period to 59 in the 2011 period.

Sales and Marketing.   Sales and marketing expenses totaled $4,069,067 for the nine months ended September 30, 2011 compared to $3,832,904 for the nine months ended September 30, 2010, representing an increase of $236,163, or 6%.  This increase was primarily related to an increase in commissions and bonuses of approximately $404,000 in the 2011 period.  This increase was offset by approximately $191,000 related to lower base salary costs as sales personnel averaged 54 for the nine months ended September 30, 2011 compared with 61 for the same period in 2010, a decrease in headcount of 12%.

General and Administrative.   General and administrative expenses totaled $6,796,700 for the nine months ended September 30, 2011 compared to $5,473,626 for the nine months ended September 30, 2010, representing an increase of $1,323,074, or 24%.  Costs associated with the Wi-Fi network totaled approximately $595,000 for the nine months ended September 30, 2011 compared to zero for the nine months ended September 30, 2010.    Payroll costs increased by approximately $159,000 and bad debt increased by approximately $113,000.  The balance of the increase occurred across a number of functional components including office and travel.

Interest Income.    Interest income totaled $31,659 for the nine months ended September 30, 2011 compared with $1,494 for the nine months ended September 30, 2010, representing an increase of $30,165.  The increase primarily relates to higher cash balances in the 2011 period.  Average cash balances increased from approximately $10.4 million in the 2010 period to approximately $31.1 million in the 2011 period.

Interest Expense.    Interest expense totaled $13,518 for the nine months ended September 30, 2011.  There was no interest expense for the nine months ended September 30, 2010.  Interest expense related to capital leases acquired and deferred payments made related to the Pipeline acquisition.

Gain on Business Acquisition.    Gain on business acquisition totaled $564,125 for the nine months ended September 30, 2011 compared to $355,876 for the nine months ended September 30, 2010, representing an increase of $208,249 or 59%.  The gain in the 2010 period related to the acquisition of Sparkplug in April 2010 whereas the gain in the 2011 period related to the One Velocity acquisition in May 2011.

Net Loss.   Net loss totaled $5,426,710 for the nine months ended September 30, 2011 compared with $4,225,459 for the nine months ended September 30, 2010, an increase of $1,201,251, or 28%.  Revenues increased by $5,116,558, or 36%, while operating expenses increased by $6,470,809, or 34%.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing.  Changes in capital resources during the nine months ended September 30, 2011 and 2010 are described below.

Net Cash Provided by (Used in) Operating Activities.   Net cash provided by operating activities totaled $1,376,643 for the nine months ended September 30, 2011 as compared to net cash used in operating activities of $260,368 for the nine months ended September 30, 2010, representing an increase in cash provided by operating activities of $1,637,011, or greater than 100%.  During the nine months ended September 30, 2011, cash flow from operations totaled $1,359,799 as compared to $302,477 during the nine months ended September 30, 2010.  Changes in operating assets and liabilities generally represent timing differences regarding payments and receipts, and are normally not indicative of operating results.  During the nine months ended September 30, 2011, changes in operating assets and liabilities provided cash of $16,844.  During the nine months ended September 30, 2010, changes in operating assets and liabilities used cash of $562,845.

Net Cash Used in Investing Activities.   Net cash used in investing activities totaled $12,009,935 for the nine months ended September 30, 2011 as compared to $5,376,142 for the nine months ended September 30, 2010, representing an increase of $6,633,793, or greater than 100%.  The increase in the 2011 period related to higher spending on property and equipment which increased by $6,155,595, or greater than 100%, from $4,203,142 to $10,358,737.  The significant components of the increase included approximately $3,681,000 related to the construction of a Wi-Fi network, approximately $1,441,000 related to customer premise equipment and approximately $907,000 related to network equipment. In addition, we paid $1,600,000 in cash for the acquisition of One Velocity in the 2011 period compared to $1,170,000 in cash for the acquisition of Sparkplug in the 2010 period.

Net Cash Provided by Financing Activities.   Net cash provided by financing activities totaled $39,047,271 for the nine months ended September 30, 2011 as compared to $920 for the nine months ended September 30, 2010, representing an increase of $39,046,351, or greater than 100%.  The increase is primarily related to net proceeds of $38,834,709 resulting from the sale of 10,350,000 shares of our common stock at a public offering price of $4.00 per share in July 2011.

Working Capital.   As of September 30, 2011, we had working capital of $47,314,345. Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, we utilized available information, including our past history, industry standards and the current economic environment among other factors, in forming our estimates and judgments, giving appropriate consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to other companies in our industry. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation, or are fundamentally important to our business.

Revenue Recognition.    We normally enter into contractual agreements with our customers for periods ranging between one to three years.  We recognize the total revenue provided under a contract ratably over the contract period including any periods under which we have agreed to provide services at no cost.  Deferred revenues are recognized as a liability when billings are issued in advance of the date when revenues are earned.  We apply the revenue recognition principles set forth under Securities and Exchange Commission’s Staff Accounting Bulletin 104, (“SAB 104”) which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

Long-Lived Assets.  Long-lived assets with definite lives consist primarily of property and equipment, and intangible assets such as acquired customer contracts. Long-lived assets are evaluated periodically for impairment or whenever events or circumstances indicate their carrying value may not be recoverable. Conditions that would result in an impairment charge include a significant decline in the fair value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists.  If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TOWERSTREAM CORPORATION

Date: November 14, 2011	By:	/s/ Jeffrey M. Thompson
Jeffrey M. Thompson President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Joseph P. Hernon
Joseph P. Hernon Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer