Form 10-K
period 2011-12-31
TOWERSTREAM CORP
filed 2012-03-14
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

   (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $194,264,457.

As of March 12, 2012, there were 54,324,418 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2011 are incorporated by reference into Part III of this Report.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

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

Factors that might affect our forward-looking statements include, among other things:

•	overall economic and business conditions;

•	the demand for our goods and services;

•	competitive factors in the industries in which we compete;

•	emergence of new technologies which compete with our service offerings;

•	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	the outcome of litigation and governmental proceedings;

•	interest rate fluctuations and other changes in borrowing costs;

•	other capital market conditions, including availability of funding sources;

•	potential impairment of our indefinite-lived intangible assets and/or our long-lived assets; and

•	changes in government regulations related to the broadband and Internet protocol industries.

Item 1. Business.

Internet Access Services

Towerstream Corporation (“Towerstream”, “we”, “us”, “our” or the “Company”) provides broadband services to commercial customers and delivers access over a wireless network transmitting over both regulated and unregulated radio spectrum. Our service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. We provide service to business customers in twelve (12) major U.S. markets including New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport.

Wi-Fi/Small Cell Systems and Rooftop Assets

We own, operate and lease shared wireless infrastructure including:

•	Wi-Fi systems (a network of antennas capable of providing benefit to carriers, cable companies or Internet companies) connected to communication hubs designed to facilitate wireless communications, and roof tops or pole mounts (collectively “Leasable Space”);

•	Our Leasable Space can (i) provide Distributed Antenna Systems (“DAS”) that are similar to our Wi-Fi systems but require fiber to connect back to base stations, and (ii) be utilized as Small Cell Access Points; and

•	Our business includes renting shared Wi-Fi and antenna systems to others to provide capacity and to service the various needs of the communications infrastructure, antenna co-location and rooftop back haul services via short and long term contracts. Our wireless infrastructure can accommodate multiple customers (“co-location”) for antennas and other equipment necessary for the transmission of signals for wireless communication devices. We seek to increase revenue for our newer business by leasing our wireless infrastructure. We leverage our owned core Internet Protocol (“IP”) network in 12 U.S. markets to provide these services.

Information concerning Wi-Fi and rooftop assets as of December 31, 2011:

•	Own and operate 130 Points of Presence (POPs) – approximately 75% of which are located in top 10 US cities; and

•	Own and operate approximately 1,200 Wi-Fi antennas (“Nodes”) in service; and

•	Own and operate backhaul services to 3,600 buildings.

Strategy:  Wi-Fi/Small-Cell Systems and Rooftop Assets

 We currently believe the most shareholder value can be created through leasing our shared wireless infrastructure to cellular carriers, cable companies and Internet companies.  Our strategy is to build capacity where network congestion is greatest. For example, in New York City, we have built a series of Wi-Fi Data Oasis in Times Square, Union Square, and the Soho areas.

Here and now.  Wi-Fi is a here-and-now technology with hundreds of megabits of capacity at each node, far exceeding even the new Long Term Evolution (“LTE”) networks.  Recent changes in Wi-Fi standards will also enable a seamless and secure user experience for users of a shared Wi-Fi infrastructure.

Next: Small Cells.  Widespread deployment of Small Cell technology, side-by-side with Wi-Fi, is a future solution to the challenges faced by cellular network congestion and cellular infrastructure.  Several major carriers have already publicly announced intentions to aggressively seek to deploy small cells.  We believe our rooftop assets in highly congested areas are well positioned as an easy, reliable and fast solution.   We provide relevant locations and generous backhaul for these future deployments.

We believe Small Cell architecture will seamlessly fit into our wireless IP rooftop assets already established in our dense urban areas.   We anticipate co-locating Small Cell Antennas with our existing Wi-Fi antennas.

Multiple Customers.  Our Wi-Fi system is engineered so that it can be sold to multiple customers simultaneously; likewise we anticipate leasing Small-Cell systems to multiple carriers.

In summary, we believe the immediate solution is Wi-Fi; the future solution is Wi-Fi and Small Cell together; Towerstream is uniquely positioned deploying Wi-Fi today at a rapid rate and accommodating for Small Cell in the near future.

Our Networks

Our broadband network is constructed in a significantly different manner than the legacy service providers. In each of our markets, we enter into lease agreements with building owners which we refer to as Company Locations. At these locations, we install a significant amount of equipment on the building rooftop in order to connect numerous customers to the Internet. We also connect to the Internet at some of these locations by entering into either IP transit agreements or peering arrangements with a national service provider. These connection points are referred to as Points of Presence, or PoPs. Each PoP is “linked” to one or more other PoPs to enhance redundancy and make sure that there is no single point of failure. We refer to the core connectivity of all of our PoPs as a “Wireless Ring in the Sky.” Each PoP has a coverage area averaging six miles although the exact distance can be affected by numerous factors, most significantly, how clear the line of sight is between the PoP and the customer location.

We also install equipment at each customer location which we refer to as Customer Locations. Equipment installed at both Company and Customer Locations includes receivers and antennas. A wireless connection is established between each Customer Location to one or more PoPs through which Internet service is provided on a wireless basis.

Markets

We intend to grow our business by deploying our service more broadly and seeking to rapidly increase our customer base. We plan to deploy our wireless broadband network more broadly both in terms of geography and categories of commercial and business customers. We intend to increase the number of geographic markets we serve by expanding into new markets, both organically and through strategic acquisitions. We also plan to service a wide range of commercial customers ranging from small businesses to large enterprises.

We determine which geographic markets to enter by assessing a number of criteria in four broad categories. First, we evaluate our ability to deploy our service in a given market, taking into consideration our spectrum position, the availability of towers and zoning constraints. Second, we assess the market by evaluating the number of competitors, existing price points, demographic characteristics and distribution channels. Third, we evaluate the economic potential of the market, focusing on our forecasts of revenue growth opportunities and capital requirements. Finally, we look at market clustering opportunities and other cost efficiencies that might be realized. As of December 31, 2011, we offered wireless broadband connectivity in twelve markets, of which nine are in the top 20 metropolitan areas in the United States based on the number of small to medium businesses (“SMB”) in each market. These nine markets cover 65% of small and medium businesses (5 to 249 employees) in the United States.

We believe there are significant market opportunities beyond the twelve markets in which we are currently offering our services.  Our long-term plan is to expand nationally into other top metropolitan markets in the United States.  However, given the difficult economic environment over the past few years, we have been focusing our efforts on the acquisition of other wireless internet service providers in both existing and new markets. We believe there are significant opportunities to acquire smaller, locally based service providers. Many of these operators have built a solid network and a stable customer base. However, the significant capital requirements associated with building and maintaining a wireless network, combined with a long recession, have adversely impacted the financial strength and liquidity of these companies. We believe the cost of acquiring these companies can be less than achieving the same relative growth organically. We completed two acquisitions in 2010 and two acquisitions in 2011. Our decision to organically expand into new markets will depend upon many factors including the timing and frequency of acquisitions, national and local economic conditions, and the opportunity to leverage existing customer relationships in new markets.

In May 2011, we completed the acquisition of certain business assets from One Velocity, Inc. (“One Velocity”). The acquired business assets include substantially all of One Velocity’s customer contracts, network infrastructure, and related assets in the Las Vegas and Reno, Nevada markets.

In December 2011, we completed the acquisition of certain business assets from Color Broadband Communications, Inc. (“Color Broadband”).  The acquired business assets include substantially all of Color Broadband’s business line that provides Internet protocol based services, including data transport and Internet broadband access.

Sales and Marketing

We employ an inside direct sales force model to sell our services to business customers. As of December 31, 2011, we employed 41 direct sales people. We generally compensate these employees on a salary plus commission basis. The tenure of our sales force has improved in recent years. Approximately 73% of our sales personnel had been with the Company for more than two years as of December 31, 2011 as compared to 68% and 67% as of December 31, 2010 and 2009 respectively.

Our sales force staffing levels peaked in July 2008 when we employed 128 direct sales personnel. In June 2009, we reduced our direct sales force by 34% in response to a growing emphasis on Internet based marketing initiatives. This change reflected an increasing awareness of the need to capture customer demand rather than trying to create customer demand. Most companies secure their bandwidth service under contracts ranging in length from one to three years. As a result, customer buying decisions generally occur when their existing contracts are close to expiring. We believe that many buyers of information technology services search the internet to learn about industry trends and developments, as well as competitive service offerings. Our reduction in staffing levels has enabled us to cost effectively increase spending on Internet based marketing initiatives, increase sales productivity, and reduce total sales and marketing expenses.

Historically, we contracted with a limited number of indirect sales channels including integrators, resellers, and online operators. We pay initial sales commissions on such sales, and in some cases, a modest residual. Sales through indirect channels comprise less than 5% of our total sales. Color Broadband had an active channel program and we recently hired one of their former employees to be our Channel Manager. We plan to explore opportunities to increase channel sales during 2012.

Competition

The market for broadband services is highly competitive, and includes companies that offer a variety of services using a number of different technology platforms including cable networks, digital subscriber lines (“DSL”), third-generation cellular, satellite, wireless Internet service and other emerging technologies. We compete with these companies on the basis of the portability, ease of use, speed of installation and price. Competitors to our wireless broadband services include:

Incumbent Local Exchange Carriers and Common Local Exchange Carriers

We face competition from traditional wireline operators in terms of price, performance, discounted rates for bundles of services, breadth of service, reliability, network security, and ease of access and use. In particular, we face competition from Verizon Communications Inc. and AT&T Inc. which are referred to as ‘‘incumbent local exchange carriers,’’ or (“ILECS”), as well as ‘‘common local exchange carriers,’’ or (“CLECS”), such as TelePacific Communications, MegaPath Networks, and EarthLink, Inc.

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

Wireless Broadband Service Providers

We also face competition from other wireless broadband service providers that use licensed and unlicensed spectrum. In connection with our merger and acquisition activities, we have determined that most of our current and planned markets already have one or more locally based companies providing wireless broadband Internet services. In addition, many local governments, universities and other related entities are providing or subsidizing ‘‘WiFi’’ networks over unlicensed spectrum, in some cases at no cost to the user. There exist numerous small local urban and rural wireless operations offering local services that could compete with us in our present or planned geographic markets.

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

Timeliness

In many cases, we can install a new customer and begin delivering Internet connectivity within 3 to 5 business days after receiving a customer’s order. Many of the larger telecommunications companies can take 30 to 60 days to complete an installation. The timeliness of service delivery has become more important as businesses conduct more of their business operations through the Internet.

Value

We own our entire network which enables us to price our services lower than most of our competitors. Specifically, we are able to offer competitive prices because we do not have to buy a local loop charge from the telephone company.

Efficient Economic Model

Our economic model is characterized by low fixed capital and operating expenditures relative to other wireless and wireline broadband service providers. We own our entire network, which eliminates costs involved with using leased lines owned by telephone or cable companies. Our network is modular. Coverage is directly related to various factors, including the height of the facility we are on and the frequencies we utilize. The average area covered by a Point of Presence is a six mile radius.

Experienced Management Team

We have an experienced executive management team with more than 50 years of combined experience as company leaders. Our President and Chief Executive Officer, Jeffrey M. Thompson, is a founder of the Company and has more than 20 years of experience in the data communications industry. Our Chief Financial Officer, Joseph P. Hernon, has been the chief financial officer for three publicly traded companies over the past 15 years. Our Chief Operating Officer, Mel Yarbrough, has more than 10 years of experience leading direct sales organizations.

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

On May 12, 2011, the FCC issued a Notice of Proposed Rulemaking that proposed rules requiring broadband and interconnected VoIP service providers to report outages. The industry opposed certain aspects of the proposed rules including burdensome reporting requirements. In an Order released by the FCC on February 21, 2012, the FCC announced it would defer the question of outage reporting requirements for broadband Internet service providers on the grounds that this issue deserves further study.

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

Employees

As of December 31, 2011, we had 161 employees, of whom 160 are full-time employees and 1 is a part-time employee. As of February 29, 2012, we had 164 employees, of whom 162 are full-time employees and 2 are part-time employees. We believe our employee relations are good. Three employees are considered members of executive management.

Our Corporate Information

Our principal executive offices are located at 55 Hammarlund Way, Middletown, Rhode Island, 02842.  Our telephone number is (401) 848-5848. The Company’s website address is http://www.towerstream.com.  Information contained on the Company’s website is not incorporated into this Annual Report on Form 10-K.  Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Securities and Exchange Commission (“SEC”) website at http://www.sec.gov as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.

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

We have constructed proprietary networks in each of the markets we serve by installing antennae on rooftops, cellular towers and other structures pursuant to lease or license agreements to send and receive wireless signals necessary for the operation of our network. We typically seek five year initial terms for our leases with three to five year renewal options. Such renewal options are generally exercisable at our discretion before the expiration of the current term. If these leases are terminated or if the owners of these structures are unwilling to continue to enter into leases or licenses with us in the future, we would be forced to seek alternative arrangements with other providers. If we are unable to continue to obtain or renew such leases on satisfactory terms, our business would be harmed.

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

Our current business was launched in 1999 and has incurred losses in each year of operation. We recorded a net loss of $8,625,250 in 2009, $5,603,007 in 2010 and $7,025,107 in 2011. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we develop our network, expand our markets, undertake acquisitions, acquire spectrum and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses.

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

The market turmoil experienced over the past few years, including the failure or insolvency of several large financial institutions and the credit crunch affecting the short term debt markets, has caused liquidity problems for companies and institutions across the country.  As of December 31, 2011, we had approximately $45,000,000 in cash and cash equivalents with one large financial banking institution. Although the present regulatory response in the United States for when a large institution becomes insolvent generally has been to have the failing institution merge or transfer assets to more solvent entities, thereby avoiding failures, it is possible that any financial institution could become insolvent or fail.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If the institution at which we have placed our funds were to become insolvent or fail, we could be at risk for losing a substantial portion of our cash deposits, or incur significant time delays in obtaining access to such funds. In light of the limited amount of federal insurance for deposits, even if we were to spread our cash assets among several institutions, we would remain at risk for the amount not covered by insurance.

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

Many of our competitors are better established and have significantly greater resources which may make it difficult for us to attract and retain customers.

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

We expect existing and prospective competitors to adopt technologies or business plans similar to ours, or seek other means to develop competitive services, particularly if our services prove to be attractive in our target markets. This competition may make it difficult to attract new customers and retain existing customers.

We may experience difficulties in constructing, upgrading and maintaining our network, which could increase customer turnover and reduce our revenues.

Our success depends on developing and providing products and services that give customers high quality Internet connectivity. If the number of customers using our network increases, we will require more infrastructure and network resources to maintain the quality of our services. Consequently, we may be required to make substantial investments to improve our facilities and equipment, and to upgrade our technology and network infrastructure. If we do not implement these developments successfully, or if we experience inefficiencies, operational failures or unforeseen costs during implementation, the quality of our products and services could decline.

We may experience quality deficiencies, cost overruns and delays in implementing our network improvements and expansion and in maintenance and upgrade projects, including the portions of those projects not within our control or the control of our contractors. Our network requires the receipt of permits and approvals from numerous governmental bodies including municipalities and zoning boards. Such bodies often limit the expansion of transmission towers and other construction necessary for our business. Failure to receive approvals in a timely fashion can delay system rollouts and raise the cost of completing projects. In addition, we are typically required to obtain rights from land, building or tower owners to install our antennae and other equipment to provide service to our customers. We may not be able to obtain, on terms acceptable to us, or at all, the rights necessary to construct our network and expand our services.

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

We provide our services in some markets by using spectrum obtained through licenses or long-term leases in those markets. Obtaining licensed spectrum can be a long and difficult process that can be costly and require a disproportionate amount of our management resources.

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

We utilize unlicensed spectrum in all of our markets which is subject to intense competition, low barriers of entry and slowdowns due to multiple users.

We presently utilize unlicensed spectrum in all of our markets to provide our service offerings. Unlicensed or “free” spectrum is available to multiple users and may suffer bandwidth limitations, interference and slowdowns if the number of users exceeds traffic capacity. The availability of unlicensed spectrum is not unlimited and others do not need to obtain permits or licenses to utilize the same unlicensed spectrum that we currently or may utilize in the future. The inherent limitations of unlicensed spectrum could potentially threaten our ability to reliably deliver our services. Moreover, the prevalence of unlicensed spectrum creates low barriers of entry in our industry which naturally creates the potential for increased competition.

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

The successful implementation of our business plan depends upon controlling customer churn. Customer churn is a measure of customers who cancel their services agreement. Customer churn could increase as a result of:

•	interruptions to the delivery of services to customers over our network;

•	the availability of competing technology such as cable modems, DSL, third-generation cellular, satellite, wireless Internet service and other emerging technologies, some of which may be less expensive or technologically superior to those offered by us;

•	changes in promotions and new marketing or sales initiatives;

•	new competitors entering the markets in which we offer service; and

•	a reduction in the quality of our customer service billing errors.

An increase in customer churn can lead to slower customer growth, increased costs and a reduction in revenues.

If our business strategy is unsuccessful, we will not be profitable and our stockholders could lose their investment.

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

We are highly dependent on the continued services of our Chairman, Philip Urso, and our President and Chief Executive Officer, Jeffrey M. Thompson. In December 2011, we amended our employment agreement with Jeffrey M. Thompson. The amendment extends the term of his employment agreement for a period of two years, commencing December 2011. We cannot guarantee that any of these persons will stay with us for any definite period. Loss of the services of any of these individuals could adversely impact our operations. We do not maintain policies of “key man” insurance on our executives.

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

We could encounter difficulties integrating acquisitions which could result in substantial costs, delays or other operational or financial difficulties.

Over the past two years, we have completed four acquisitions.  We may seek to acquire other fixed wireless businesses, including those operating in our current business markets or those operating in other geographic markets. We cannot accurately predict the timing, size and success of our acquisition efforts and the associated capital commitments that might be required. We expect to encounter competition for acquisitions which may limit the number of potential acquisition opportunities and may lead to higher acquisition prices. We may not be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, without substantial costs, delays or other operational or financial difficulties.

In addition, such acquisitions involve a number of other risks, including:

•	failure of the acquired businesses to achieve expected results;

•	integration difficulties could increase customer churn and negatively affect our reputation;

•	diversion of management’s attention and resources to acquisitions;

•	failure to retain key personnel of the acquired businesses;

•	disappointing quality or functionality of acquired equipment and personnel; and

•	risks associated with unanticipated events, liabilities or contingencies.

The inability to successfully integrate and manage acquired companies could result in the incurrence of substantial costs to address the problems and issues encountered.

Our inability to finance acquisitions from cash flow generated from operations, debt financing, or shares of our common stock could impair the growth and expansion of our business.

The extent to which we will be able or willing to use shares of our common stock to consummate acquisitions will depend on (i) the market value of our securities which will vary, (ii) liquidity which can fluctuate, and (iii) the willingness of potential sellers to accept shares of our common stock as full or partial payment for their business. Using shares of our common stock for acquisitions may result in significant dilution to existing stockholders. To the extent that we are unable to use common stock to make future acquisitions, our ability to grow through acquisitions may be limited by the extent to which we are able to raise capital through debt or equity financings. We may not be able to obtain the necessary capital to finance any acquisitions. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of expansion or redirect resources committed to internal purposes. Our inability to use shares of our common stock to make future acquisitions may hinder our ability to actively pursue our acquisition program.

We rely on a limited number of third party suppliers that manufacture network equipment, and install and maintain our network sites. If these companies fail to perform or experience delays, shortages or increased demand for their products or services, we may face shortage of components, increased costs, and may be required to suspend our network deployment and our service introduction.

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

The delivery of our services could infringe on the intellectual property rights of others which may result in costly litigation and, if we do not prevail, could also cause us to pay substantial damages and prohibit us from selling our services.

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

We operate in an evolving industry which makes it difficult to forecast our future prospects as our services may become obsolete and we may not be able to develop competitive products or services on a timely basis or at all.

The broadband and wireless services industries are characterized by rapid technological change, competitive pricing, frequent new service introductions, and evolving industry standards and regulatory requirements. We believe that our success depends on our ability to anticipate and adapt to these challenges and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties such as:

•	competition from service providers using more efficient, less expensive technologies including products not yet invented or developed;

•	responding successfully to advances in competing technologies in a timely and cost-effective manner;

•	migration toward standards-based technology, which may require substantial capital expenditures; and

•	existing, proposed or undeveloped technologies that may render our wireless broadband services less profitable or obsolete.

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

Our business activities, including the acquisition, lease, maintenance and use of spectrum licenses, are extensively regulated by federal, state and local governmental authorities. A number of federal, state and local privacy, security, and consumer laws also apply to our business. These regulations and their application are subject to continuous change as new legislation, regulations or amendments to existing regulations are periodically implemented by governmental or regulatory authorities, including as a result of judicial interpretations of such laws and regulations. Current regulations directly affect the breadth of services we are able to offer and may impact the rates, terms and conditions of our services. Regulation of companies that offer competing services such as cable and DSL providers, and telecommunications carriers also affects our business.

We are currently not required to register with the Universal Service Administrative Company (“USAC”) as a seller of telecommunications, nor are we required to collect Universal Service Fund (“USF”) fees from our customers or to pay USF fees directly. In October 2011, the FCC adopted an Order dramatically changing the USF program. In the next few months, the FCC is also expected to address USF contribution reform. It is possible that the FCC could adopt new regulations requiring broadband service providers to register and pay USF fees. If the FCC were to implement such a change, we would likely be obligated to pay USF fees on some or all of our gross revenues.

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

The breach of a license or applicable law, even if accidentally, can result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines. In addition, regulatory authorities may grant new licenses to third parties, resulting in greater competition in territories where we already have rights to licensed spectrum. In order to promote competition, licenses may also require that third parties be granted access to our bandwidth, frequency capacity, facilities or services. We may not be able to obtain or retain any required license, and we may not be able to renew a license on favorable terms, or at all.

Wireless broadband services may become subject to greater state or federal regulation in the future. The scope of the regulations that may apply to companies like us and the impact of such regulations on our competitive position are presently unknown and could be detrimental to our business and prospects.

Risks Relating to Our Organization

Our certificate of incorporation allows for our board of directors to create new series of preferred stock without further approval by our stockholders which could adversely affect the rights of the holders of our common stock.

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

Any of the actions described in the preceding paragraph could significantly adversely affect the investment made by holders of our common stock. Holders of common stock could potentially not receive dividends that they might otherwise have received. In addition, holders of our common stock could receive less proceeds in connection with any future sale of the Company, whether in liquidation or on any other basis.

Our officers and directors own a substantial amount of our common stock and, therefore, exercise significant control over our corporate governance and affairs which may result in their taking actions with which other shareholders do not agree.

Our executive officers and directors, and entities affiliated with them, control approximately 12% of our outstanding common stock (including shares of common stock underlying exercisable stock options). These shareholders, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other shareholders do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control which might be in other shareholders’ best interest but which might negatively affect the market price of our common stock.

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

We may be at risk to accurately report financial results or detect fraud if we fail to maintain an effective system of internal controls.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report that contains an assessment by management on the Company’s internal control over financial reporting in their annual and quarterly reports on Form 10-K and 10-Q. While we are consistently working on improvements and conducting rigorous reviews of our internal controls over financial reporting, our independent auditors may interpret Section 404 requirements and apply related rules and regulations differently. If our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to accept management’s assessment and not provide an attestation report on our internal control over financial reporting. Additionally, if we are not able to meet all the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.

We cannot assure you that significant deficiencies or material weaknesses in our disclosure controls and internal control over financial reporting will not be identified in the future. Also, future changes in our accounting, financial reporting, and regulatory environment may create new areas of risk exposure. Failure to modify our existing control environment accordingly may impair our controls over financial reporting and cause our investors to lose confidence in the reliability of our financial reporting, which may adversely affect our stock price.

Risks Relating to Our Common Stock

We may fail to qualify for continued listing on the NASDAQ Capital Market which could make it more difficult for investors to sell their shares.

In May 2007, our common stock was approved for listing on the NASDAQ Capital Market and our common stock continues to be listed on the NASDAQ Capital Market. There can be no assurance that trading of our common stock on such market will be sustained or that we can meet NASDAQ’s continued listing standards. In the event that our common stock fails to qualify for continued inclusion, our common stock could thereafter only be quoted on the OTC Bulletin Board or the “pink sheets.” Under such circumstances, shareholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors.

Our common stock may be affected by limited trading volume and price fluctuations which could adversely impact the value of our common stock.

While there has been relatively active trading in our common stock over the past twelve months, there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on an investment in our common stock is expected to be limited to an increase in the value of the common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition, and other business and economic factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be considered less valuable because a return on a shareholder’s investment will only occur if our stock price appreciates.

We adopted a Rights Plan in 2010 which may discourage third parties from attempting to acquire control of our company and have an adverse effect on the price of our common stock.

In November 2010, we adopted a rights plan (“the Rights Plan”) and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock as of the record date on November 14, 2010. Each right, when exercisable, entitles the registered holder to purchase one-hundredth (1/100th) of a share of Series A Preferred Stock, par value $0.001 per shares of the Company at a purchase price of $18.00 per one-hundredth (1/100th) of a share of the Series A Preferred Stock, subject to certain adjustments. The rights will generally separate from the common stock and become exercisable if any person or group acquires or announces a tender offer to acquire 15% or more of our outstanding common stock without the consent of our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors. In addition, we are governed by provisions of Delaware law that may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us.

The provisions in our charter, bylaws, Rights Plan and under Delaware law related to the foregoing could discourage takeover attempts that our stockholders would otherwise favor, or otherwise reduce the price that investors might be willing to pay for our common stock in the future.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are currently located in Middletown, Rhode Island, where we lease approximately 42,137 square feet of space, consisting of a 17,137 square feet building at 55 Hammarlund Way for our administrative, engineering, information technology and customer care offices and a 25,000 square feet building at 88 Silva Lane for our sales call center. Our annual rent payments totaled approximately $558,000 in 2011 and will remain at that level through May 2012, before increasing to approximately $590,000 through the end of the lease. Our lease expires on October 1, 2013 with an option to renew for an additional five-year term. We do not own any real property.

Item 3. Legal Proceedings.

There are no significant legal proceedings pending, and we are not aware of any material proceeding contemplated by a governmental authority, to which we are a party or any of our property is subject.

Item 4. Mine Safety Disclosures.

Not applicable.

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

FISCAL YEAR 2011	HIGH	LOW
First Quarter	$5.09	$3.42
Second Quarter	$5.70	$3.61
Third Quarter	$5.51	$2.50
Fourth Quarter	$3.23	$1.78

FISCAL YEAR 2010	HIGH	LOW
First Quarter	$2.30	$1.40
Second Quarter	$1.95	$1.36
Third Quarter	$2.39	$1.43
Fourth Quarter	$4.25	$1.94

The last reported sales price of our common stock on the NASDAQ Capital Market on December 31, 2011 was $2.12 and on March 12, 2012, the last reported sales price was $2.62. According to the records of our transfer agent, as of March 12, 2012, there were approximately 40 holders of record of our common stock.

Performance Graph

On May 31, 2007, our shares of common stock began trading on the NASDAQ Capital Market. The chart below compares the annual percentage change in the cumulative total return on our common stock with the NASDAQ Capital Market Composite Index and the NASDAQ Telecom Index. The chart shows the value as of December 31, 2011, of $100 invested on May 31, 2007, the day our common stock was first publicly traded on the NASDAQ Capital Market, in our common stock, the NASDAQ Capital Market Composite Index and the NASDAQ Telecom Index.

Comparison of Cumulative Total Returns Among Towerstream,

NASDAQ Capital Market Composite Index and NASDAQ Telecom Index

16

	5/31/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Towerstream Corporation	$100.00	$41.32	$9.29	$26.11	$54.64	$28.53
NASDAQ Capital Market Composite Index	$100.00	$83.83	$38.91	$52.06	$61.12	$47.08
NASDAQ Telecom Index	$100.00	$101.58	$57.91	$85.85	$89.22	$77.96

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2011, securities issued and securities available for future issuance under our 2008 Non-Employee Directors Compensation Plan, our 2007 Equity Compensation Plan and our 2007 Incentive Stock Plan were as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,635,624	$2.85	432,206
Equity compensation plans not approved by security holders	-	$-	-
Total	4,635,624	$2.85	432,206

Recent Sales of Unregistered Securities

During the annual period covered in this Report, we issued the following unregistered securities:

•	269,886 shares of our common stock in May 2011 to One Velocity Inc. in consideration for an acquisition with a fair value $1,281,959;
•	89,987 shares of our common stock in August 2011 to a third party for a FCC license with a fair value $309,555; and
•	925,736 shares of our common stock in December 2011 to Color Broadband Communications in consideration for an acquisition with a fair value $2,286,567.

These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

Item 6. Selected Financial Data

The annual financial information set forth below has been derived from our audited consolidated financial statements. The information should be read in connection with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis, the consolidated financial statements and notes included elsewhere in this report and in our SEC filings.

	Years Ended December 31,
	2007	2008	2009	2010	2011

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues	$6,883,343	$10,656,081	$14,915,435	$19,645,893	$26,494,737
Operating Expenses
Cost of revenues (exclusive of depreciation)	2,469,065	4,076,100	3,690,089	4,887,881	8,172,316
Depreciation and amortization	1,879,515	3,222,716	4,035,267	5,770,335	9,138,318
Customer support services	931,785	1,820,101	2,132,968	2,549,615	3,349,841
Sales and marketing	3,588,111	7,692,268	5,545,714	5,088,085	5,328,372
General and administrative	6,827,036	7,208,801	6,943,086	7,398,420	9,670,418
Total Operating Expenses	15,695,512	24,019,986	22,347,124	25,694,336	35,659,265
Operating (Loss) Income	(8,812,169)	(13,363,905)	(7,431,689)	(6,048,443)	(9,164,528)
Other Income/(Expense)
Interest income	1,460,825	578,373	26,605	4,411	57,544
Interest expense	(974,774)	(509,593)	(740,409)	(489)	(22,058)
Gain on business acquisition	-	-	-	355,876	2,231,534
Loss on derivative financial instruments	-	-	(478,544)	-	-
Other income (expense), net	(175,607)	(82,294)	(1,213)	85,638	(9,581)
Total Other Income/(Expense)	310,444	(13,514)	(1,193,561)	445,436	2,257,439
Loss before income taxes	(8,501,725)	(13,377,419)	(8,625,250)	(5,603,007)	(6,907,089)
Provision for income taxes	-	-	-	-	(118,018)
Net (loss) income	$(8,501,725)	$(13,377,419)	$(8,625,250)	$(5,603,007)	$(7,025,107)

Net (loss) income per common share - basic and diluted	$(0.29)	$(0.39)	$(0.25)	$(0.16)	$(0.15)
Weighted average common shares outstanding - basic and diluted	29,243,802	34,543,972	34,606,798	35,626,783	47,505,861

CONSOLIDATED BALANCE SHEETS DATA (at December 31,):
Cash and cash equivalents	40,756,865	24,740,268	14,040,839	23,173,352	44,672,587
Property, plant and equipment, net	8,518,750	12,890,779	13,634,685	15,266,056	27,531,273
Total assets	50,955,182	39,287,834	29,502,707	44,589,825	83,636,896
Working capital	38,899,104	19,412,428	11,452,316	20,184,121	40,046,661
Long-term debt	3,142,861	-	-	-	-
Stockholders' equity	44,735,288	33,007,199	25,411,171	40,020,878	77,144,910

OTHER FINANCIAL DATA:
Capital expenditures	6,709,917	7,683,855	4,848,245	5,659,702	14,483,705
Net cash provided by (used in) operating activities	(3,973,760)	(7,873,237)	(2,979,757)	593,802	1,566,043
Net cash used in investing activities	(6,895,114)	(8,095,870)	(4,944,326)	(8,413,012)	(19,082,254)
Net cash provided by (used in) financing activities	51,465,376	(47,490)	(2,775,346)	16,951,723	39,015,446

	Years Ended December 31,
	2007	2008	2009	2010	2011
Reconciliation of Non-GAAP to GAAP measures:
Net loss	$(8,501,725)	$(13,377,419)	$(8,625,250)	$(5,603,007)	$(7,025,107)
Depreciation and amortization	1,879,515	3,222,716	4,035,267	5,770,335	9,138,318
Non-recurring expenses, primarily acquisition-related	-	-	185,166	758,589	495,860
Stock-based compensation	1,045,705	899,339	802,956	771,812	1,081,042
Loss on property and equipment	25,631	83,409	57,413	74,533	65,215
Loss on nonmonetary transactions	-	-	-	-	41,228
Gain on business acquisition	-	-	-	(355,876)	(2,231,534)
Loss on derivative instruments	-	-	478,544	-	-
Interest income	(1,460,825)	(578,373)	(26,605)	(4,411)	(57,544)
Interest expense	974,774	509,593	740,409	489	22,058
Other income (expense), net	175,607	82,294	1,213	(85,638)	9,581
Provision for income taxes	-	-	-	-	118,018
Adjusted EBITDA, excluding non-recurring expenses	(5,861,318)	(9,158,441)	(2,350,887)	1,326,826	1,657,135
Wi-Fi network expenses	-	-	-	-	2,586,780
Adjusted EBITDA, excluding non-recurring expenses and Wi-Fi network costs	$(5,861,318)	$(9,158,441)	$(2,350,887)	$1,326,826	$4,243,915

We focus on Adjusted EBITDA as a principal indicator of evaluating the operating efficiency and overall financial performance of our business. We believe this information provides the users of our financial statements with valuable insight into our operating results. We have included Wi-Fi network expenses as a reconciling item in order to report the overall financial performance of our core business which has been providing broadband services to commercial customers for approximately ten years.  In late 2010, we commenced construction of our Wi-Fi network to provide a new platform of services.  We incurred approximately $2,587,000 of operating expenses in 2011 preparing for and launching our new Wi-Fi network.  We believe that users of our financial statements want to understand the operating performance of each of our service platforms especially because we have been providing our core services for approximately ten years but only recently launched our new Wi Fi network.

EBITDA is calculated as net income (loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization expenses, excluding when applicable, stock-based compensation, other non-operating income or expenses, as well as gain or loss on (i) disposal of property and equipment, (ii) nonmonetary transactions, and (iii) business acquisitions. It is important to note, however, that non-GAAP financial measures as presented do not represent cash provided by or used in operating activities and may not be comparable to similarly titled measures reported by other companies. Neither should be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

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

In April 2010, we completed the acquisition of the customer contracts, network infrastructure and related assets of the Chicago, Illinois and Nashville, Tennessee networks of Sparkplug Chicago, Inc. (“Sparkplug”). The aggregate consideration for the acquisition included (i) approximately $1.2 million in cash and (ii) 275,700 shares of our common stock with a fair value of approximately $0.4 million. The acquisition of Sparkplug was a business combination accounted for under the acquisition method.

In December 2010, we completed the acquisition of the customer contracts, network infrastructure and related assets of Pipeline Wireless, LLC (“Pipeline”), which was primarily based in the greater Boston area. The aggregate consideration for the acquisition included (i) approximately $1.6 million in cash, (ii) 411,523 unregistered shares of common stock with a fair value of approximately $1.5 million, (iii) approximately $0.5 million of deferred cash payments over a 36 month period beginning June 2011, and (iv) approximately $0.2 million in assumed liabilities. The acquisition of Pipeline was a business combination accounted for under the acquisition method.  In September 2011, we finalized the purchase price of the Pipeline acquisition. The final purchase price of $3,719,047 is $112,421, or 3%, lower than the previously reported purchase price of $3,831,468. The adjustment resulted in a decrease in deferred payments of $145,065, or $112,421 on a net present value basis. In addition, identifiable net assets and goodwill were reduced by $62,131 and $50,290, respectively.

In May 2011, we completed the acquisition of the customer contracts, network infrastructure and related assets of One Velocity Inc. (“One Velocity”) which was based in Las Vegas and Reno, Nevada. The aggregate consideration for the acquisition included (i) approximately $1.6 million in cash, and (ii) 269,886 unregistered shares of common stock with a fair value of approximately $1.3 million. The acquisition of One Velocity was a business combination accounted for under the acquisition method. In January 2012, we finalized the purchase price of the One Velocity acquisition. The final purchase price of $2,881,959 is $557,773, or 16%, lower than the previously reported purchase price of $3,439,732. The adjustment resulted in a decrease of 117,426 shares of common stock issued to One Velocity, from 387,312 to 269,886 shares. In addition, we recognized additional gain on business acquisition of approximately $481,000 and a reduction of approximately $77,000 of identifiable net assets in the fourth quarter of 2011.

In July 2011, we completed an underwritten offering of 10,350,000 shares of our common stock at a public offering price of $4.00 per share. The total gross proceeds of the offering were $41,400,000. Net proceeds were approximately $38,835,000, after underwriting discounts, commissions and offering expenses.

In December 2011, we completed the acquisition of certain customer contracts, network infrastructure and related assets of Color Broadband Communications, Inc. (“Color Broadband”), which is based in the Los Angeles area. The aggregate consideration for the acquisition included (i) approximately $2.8 million in cash, (ii) 925,736 shares of our common stock with a fair value of approximately $2.3 million, and (iii) approximately $0.2 million in assumed liabilities. The acquisition of Color Broadband was a business combination accounted for under the acquisition method.

In the fourth quarter of 2011, we launched our Wi-Fi network which is marketed towards mobile operators, Internet based marketing companies and Wi-Fi operators.

Characteristics of our Revenues and Expenses

We offer our broadband services under agreements having terms of one, two or three years. Pursuant to these agreements, we bill customers on a monthly basis, in advance, for each month of service. Payments received in advance of services performed are recorded as deferred revenues and recognized as revenue ratably over the service period.

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

As of December 31, 2011, we operated in twelve markets across the United States including New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a Network Presence in a new market.  These costs include building PoPs and Network Costs.  Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period. We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model, the operating performance of our mature markets, and the long-term potential for our newer markets. Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

Revenues: Revenues are allocated based on which market each customer is located in.

Costs of Revenues: Includes payroll, Core Network costs and Customer Network costs that can be allocated to a specific market. Costs that cannot be allocated to a specific market are classified as Centralized Costs.

Operating Costs: Costs which can be specifically allocated to a market include direct sales personnel, certain direct marketing expense, certain customer support and installation payroll expenses and third party commissions.

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

We began providing broadband services in Philadelphia, Pennsylvania in 2010. The Sparkplug acquisition in April 2010 expanded and strengthened our presence in Chicago and also brought us into the Nashville, Tennessee market. The Pipeline acquisition in December 2010 expanded and strengthened our operations in the greater Boston area. We entered the Las Vegas-Reno market in May 2011 through the acquisition of One Velocity. The Color Broadband acquisition in December 2011 expanded and strengthened our operations in the Los Angeles area.

The New York market included cost of revenues of approximately $987,000 and operating costs of approximately $82,000 for the year ended December 31, 2011, related to the construction of a Wi-Fi network.

Year ended December 31, 2011

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Boston	$6,740,600	$1,563,532	$5,177,068	$948,190	$4,228,878
Los Angeles	4,472,136	907,754	3,564,382	1,051,120	2,513,262
New York	6,100,471	2,444,957	3,655,514	1,328,498	2,327,016
Chicago	3,461,614	1,042,223	2,419,391	642,214	1,777,177
San Francisco	1,491,814	294,176	1,197,638	373,401	824,237
Miami	1,389,477	306,038	1,083,439	392,065	691,374
Las Vegas	1,031,535	437,468	594,067	105,267	488,800
Providence-Newport	459,255	176,916	282,339	94,106	188,233
Seattle	526,228	223,497	302,731	122,163	180,568
Dallas-Fort Worth	655,521	333,594	321,927	275,783	46,144
Nashville	53,210	52,434	776	41,515	(40,739)
Philadelphia	112,876	61,751	51,125	106,150	(55,025)
Total	$26,494,737	$7,844,340	$18,650,397	$5,480,472	$13,169,925

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$13,169,925
Centralized costs	(3,525,717)
Corporate expenses	(8,589,376)
Depreciation and amortization	(9,138,318)
Stock-based compensation	(1,081,042)
Other income (expense)	2,257,439
Provision for income taxes	(118,018)
Net loss	$(7,025,107)

Year ended December 31, 2010

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
New York	$5,782,616	$1,160,437	$4,622,179	$1,187,005	$3,435,174
Boston	4,509,905	728,428	3,781,477	689,102	3,092,375
Los Angeles	3,178,027	611,541	2,566,486	1,098,552	1,467,934
Chicago	2,452,568	798,457	1,654,111	604,367	1,049,744
San Francisco	1,161,016	246,348	914,668	361,730	552,938
Miami	987,144	317,548	669,596	360,991	308,605
Providence-Newport	494,784	161,921	332,863	112,231	220,632
Seattle	510,516	217,624	292,892	126,704	166,188
Nashville	59,084	29,400	29,684	17,563	12,121
Dallas-Fort Worth	492,963	315,287	177,676	225,604	(47,928)
Philadelphia	17,270	54,139	(36,869)	183,920	(220,789)
Total	$19,645,893	$4,641,130	$15,004,763	$4,967,769	$10,036,994

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$10,036,994
Centralized costs	(2,916,682)
Corporate expenses	(6,626,608)
Depreciation and amortization	(5,770,335)
Stock-based compensation	(771,812)
Other income (expense)	445,436
Net loss	$(5,603,007)

Year ended December 31, 2009

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
New York	$5,217,784	$929,245	$4,288,539	$1,247,292	$3,041,247
Boston	3,982,954	656,243	3,326,711	734,876	2,591,835
Los Angeles	1,930,581	340,334	1,590,247	1,042,984	547,263
San Francisco	984,556	217,722	766,834	414,438	352,396
Providence-Newport	529,642	150,535	379,107	200,180	178,927
Chicago	951,277	391,047	560,230	460,528	99,702
Miami	589,608	258,941	330,667	381,528	(50,861)
Seattle	430,776	233,014	197,762	258,759	(60,997)
Dallas-Fort Worth	298,257	261,310	36,947	403,672	(366,725)
Total	$14,915,435	$3,438,391	$11,477,044	$5,144,257	$6,332,787

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$6,332,787
Centralized costs	(2,786,123)
Corporate expenses	(6,140,130)
Depreciation	(4,035,267)
Stock-based compensation	(802,956)
Other income (expense)	(1,193,561)
Net loss	$(8,625,250)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues. Revenues for the year ended December 31, 2011 totaled $26,494,737 compared to $19,645,893 for the year ended December 31, 2010, representing an increase of $6,848,844, or 35%. This increase was primarily related to a 26% increase in our customer base during 2011 from approximately 2,800 at the end of 2010 to approximately 3,600 at the end of 2011.

Average revenue per user (“ARPU”) as of December 31, 2011 totaled $710 compared to $682 as of December 31, 2010, representing an increase of $28, or 4%. The customers acquired from One Velocity in May 2011 had an ARPU of $734 compared to $690 for our customer base which had the effect of increasing our post acquisition ARPU by $2. The customers acquired from Color Broadband in December 2011 had an ARPU of $645 compared to $717 for our customer base which had the effect of decreasing our post acquisition ARPU by $7. In addition, the increase related to new and existing customers purchasing higher bandwidth levels. ARPU for new customers for the year ended December 31, 2011 totaled $599 compared to $561 for the year ended December 31, 2010, representing an increase of $38, or 7%.

Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.45% for the year ended December 31, 2011 compared to 1.35% for the year ended December 31, 2010, representing a 7% increase on a percentage basis. Our goal is to maintain churn levels between 1.4% and 1.7% which we believe is below industry averages of approximately 2.0%.

Cost of Revenues.    Cost of revenues, exclusive of depreciation, for the year ended December 31, 2011 totaled $8,172,316 compared to $4,887,881 for the year ended December 31, 2010, representing an increase of $3,284,435, or 67%. Gross margins for the year ended December 31, 2011 decreased to 69% compared to 75% during the year ended December 2010. Expenses associated with the Wi-Fi network totaled approximately $1,144,000 which impacted gross margin by 4 percentage points for the year ended December 31, 2011. There were no expenses associated with the Wi-Fi network for the year ended December 31, 2010. Core Network costs increased by approximately $1,600,000 primarily related to higher tower rent and bandwidth expenses which were partly related to acquisitions. Customer Network costs increased by approximately $351,000 primarily related to the growth in our customer base.

Depreciation and Amortization.    Depreciation and amortization totaled $9,138,318 for the year ended December 31, 2011 compared to $5,770,335 for the year ended December 31, 2010, representing an increase of $3,367,983, or 58%.

Depreciation expense totaled $6,507,271 for the year ended December 31, 2011 compared to $4,815,113 for the year ended December 31, 2010, representing an increase of $1,692,158, or 35%. The base of depreciable assets increased by $18,505,808, or 57% compared to the prior year. The increased depreciable base reflects continued growth in the core business as well as spending on the Wi-Fi network and additions resulting from acquisitions.

Amortization expense totaled $2,631,047 for the year ended December 31, 2011 compared to $955,222 for the year ended December 31, 2010, representing an increase of $1,675,825, or greater than 100%. The increase primarily relates to the amortization of customer based intangible assets recorded in connection with the acquisitions of Pipeline in the fourth quarter of 2010 and One Velocity in the second quarter of 2011.

Customer Support Services.    Customer support services totaled $3,349,841 for the year ended December 31, 2011 compared to $2,549,615 for the year ended December 31, 2010, representing an increase of $800,226, or 31%. This increase was primarily related to additional personnel hired to support our growing customer base. Average department headcount increased by 34% from 47 in 2010 to 63 in 2011.

Sales and Marketing. Sales and marketing expenses for the year ended December 31, 2011 totaled $5,328,372 compared to $5,088,085 for the year ended December 31, 2010, representing an increase of $240,287, or 5%. This increase was primarily related to higher commissions and bonuses of approximately $416,000 in the 2011 period. This increase was offset by approximately $256,000 of lower base salary costs as average sales personnel decreased from 60 for the year ended December 31, 2010 to 53 for the same period in 2011, a decrease in headcount of 12%.

General and Administrative.    General and administrative expenses totaled $9,670,418 for the year ended December 31, 2011 compared to $7,398,420 for the year ended December 31, 2010, representing an increase of $2,271,998, or 31%. Costs associated with the Wi-Fi network totaled approximately $972,000 for the year ended December 31, 2011 as compared to zero for the year ended December 31, 2010. Payroll costs increased by approximately $339,000, information technology spending increased by approximately $358,000, stock-based compensation increased by approximately $309,000 and bad debt increased by approximately $95,000. The balance of the increase occurred across a number of functional components including travel and office.

Interest Income. Interest income for the year ended December 31, 2011 totaled $57,544 compared to $4,411 for the year ended December 31, 2010 representing an increase of $53,133, or greater than 100%. The increase primarily relates to higher average cash balances in the 2011 period compared with the 2010 period. Average cash balances increased from approximately $12.5 million in the 2010 period to approximately $35.3 million in the 2011 period.

Interest Expense.    Interest expense for the year ended December 31, 2011 totaled $22,058 compared to $489 for the year ended December 31, 2010, representing an increase of $21,569, or greater than100%. Interest expense related to capital leases acquired and deferred payments made related to the Pipeline acquisition.

Gain on Business Acquisitions.  Gain on business acquisitions totaled $2,231,534 for the year ended December 31, 2011 compared with $355,876 for the year ended December 31, 2010, representing an increase of $1,875,658, or greater than100%.  In 2011, we recognized a gain of $1,045,444 on the One Velocity acquisition and a gain of $1,186,090 on the Color Broadband acquisition. The gain recognized in 2010 was in connection with the acquisition of Sparkplug in April 2010.

Provision for Income Taxes. Provision for income taxes totaled $118,018 for the year ended December 31, 2011 compared with zero for the year ended December 31, 2010. The expense recognized in 2011 related to deferred tax liabilities associated with FCC licenses and goodwill which are amortized for tax purposes but not for book purposes.

Net Loss.    Net loss for the year ended December 31, 2011 totaled $7,025,107 compared to $5,603,007 for the year ended December 31, 2010, representing an increase of $1,422,100, or 25%. Revenues increased by $6,848,844, or 35%, while operating expenses increased by $9,964,929, or 39%. In addition, non-operating income (expense) increased by $1,812,003, primarily related to gain on business acquisitions.

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

ARPU totaled $682 as of December 31, 2010 as compared to $715 as of December 31, 2009, representing a decrease of $33, or 5%. The decrease relates to new customers purchasing lower ARPU products during the economic recession. The customers acquired from Sparkplug in April 2010 had an ARPU of $463 compared to $703 for our customer base which had the effect of lowering our post-acquisition ARPU by $29. The customers acquired from Pipeline in December 2010 had an ARPU of $704 compared to $680 for our customer base which had the effect of increasing our post-acquisition ARPU by $2.

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

Cost of Revenues.    Cost of revenues, exclusive of depreciation, for the year ended December 31, 2010 totaled $4,887,881 compared to $3,690,089 for the year ended December 31, 2009, representing an increase of $1,197,792, or 32%. Gross margins remained stable at 75% during both the 2010 and 2009 periods. Core Network costs increased by approximately $865,000 primarily related to higher tower rent and bandwidth expenses, which were partly related to the acquisition of Sparkplug. Customer Network costs increased by approximately $170,000 primarily related to the growth in our customer base.

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

Sales and Marketing. Sales and marketing expenses for the year ended December 31, 2010 totaled $5,088,085 compared to $5,545,714 for the year ended December 31, 2009, representing a decrease of $457,629, or 8%. Direct sales payroll costs decreased by approximately $818,000 as headcount decreased from an average of 73 in 2009 to 51 in 2010, a decrease of 30%. This decrease was offset by an increase in marketing and advertising expenses of approximately $172,000, primarily related to Internet based advertising programs. Beginning in the second half of 2009, our sales and marketing strategy evolved towards the enhanced use of Internet-based marketing programs which has both increased qualified leads and enabled us to reduce direct sales headcount. In addition, commissions and bonuses increased by approximately $268,000 in the 2010 period.

General and Administrative.    General and administrative expenses totaled $7,398,420 for the year ended December 31, 2010 compared to $6,943,086 for the year ended December 31, 2009, representing an increase of $455,334, or 7%. This increase was attributable to higher professional services fees of approximately $380,000, primarily related to acquisition activities, as well as an increase in bad debt expense of approximately $75,000.

Interest Income. Interest income totaled $4,411 for the year ended December 31, 2010 compared to $26,605 for the year ended December 31, 2009, representing a decrease of $22,194, or 83%. The decrease primarily related to lower average cash balances and interest yields in the 2010 period compared with the 2009 period. Average cash balances decreased from approximately $19.4 million in the 2009 period to approximately $12.5 million in the 2010 period. Monthly interest yields averaged 0.11% in the 2009 period compared with 0.01% in the 2010 period.

Interest Expense.  Interest expense totaled $489 for the year ended December 31, 2010 compared to $740,409 for the year ended December 31, 2009, representing a decrease of $739,920, or 100%. Interest expense for the 2009 period included $456,778 associated with the accretion of debt discount and $220,000 associated with the 8% coupon on outstanding debt. Outstanding debt of $2,750,000 was repaid on December 31, 2009.

Gain on Business Acquisition.  Gain on business acquisition totaled $355,876 for the year ended December 31, 2010 compared with zero for the year ended December 31, 2009.  The gain recognized in 2010 was in connection with the acquisition of Sparkplug in April 2010 which was purchased at a discounted price due to the realignment of geographic markets by Sparkplug’s parent company.  No acquisitions were completed during the 2009 period.

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

Net Loss.    Net loss for the year ended December 31, 2010 totaled $5,603,007 compared to $8,625,250 for the year ended December 31, 2009, representing a decrease of $3,022,243, or 35%. This decrease primarily related to an increase in revenues of $4,730,458, or 32%, offset by an increase in operating expenses of $3,347,212, or 15%. In addition, non-operating income totaled $445,436 during the 2010 period as compared to non-operating expense of $1,193,561 in the 2009 period.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Changes in capital resources during the year ended December 31, 2011 and 2010 are described below. At March 1, 2012, we had cash and cash equivalents totaling approximately $41,000,000.

Net Cash Provided by Operating Activities.    Net cash provided by operating activities for the year ended December 31, 2011 totaled $1,566,043 compared to $593,802 for the year ended December 31, 2010, representing an increase of $972,241, or greater than 100%. During the year ended December 31, 2011, cash flow from operations for our core business totaled $3,898,068 as compared to $733,031 during the year ended December 31, 2010. During the year ended December 31, 2011, cash flows used in operations for our Wi-Fi business totaled $2,586,780 as compared to zero for the year ended December 31, 2010. Changes in operating assets and liabilities generally represent timing differences regarding payments and receipts, and are normally not indicative of operating results.  During the year ended December 31, 2011, changes in operating assets and liabilities provided cash of $254,755. During the year ended December 31, 2010, changes in operating assets and liabilities used cash of $139,229.

Net cash provided by operating activities for the year ended December 31, 2010 totaled $593,802 compared to net cash used in operating activities of $2,979,757 for the year ended December 31, 2009, representing an improvement of $3,573,559. This improvement was directly related to the lower net loss reported in the 2010 period which decreased by $3,022,243, or 35%, as compared to the 2009 period.

Net Cash Used in Investing Activities.    Net cash used in investing activities for the year ended December 31, 2011 totaled $19,082,254 compared to $8,413,012 for the year ended December 31, 2010, representing an increase of $10,669,242, or greater than 100%. The increase in the 2011 period related to higher spending on property and equipment which increased by $8,824,003, or greater than 100%, from $5,659,702 to $14,483,705. The significant components of the increase included approximately $4,695,000 related to the construction of our Wi-Fi network, approximately $2,160,000 related to customer premise equipment and approximately $1,557,000 related to network equipment. In addition, we paid $1,600,000 in cash for the acquisition of One Velocity and $2,800,000 for the acquisition of Color Broadband for a total of $4,400,000 in the 2011 period compared to $1,170,000 in cash for the acquisition of Sparkplug and $1,580,060 for the acquisition of Pipeline for a total of $2,750,060 in the 2010 period.

Net cash used in investing activities for the year ended December 31, 2010 totaled $8,413,012 compared to $4,944,326 for the year ended December 31, 2009, representing an increase of $3,468,686, or 70%. We paid $1,170,000 and $1,580,060 in cash for the acquisition of Sparkplug and Pipeline, respectively, in the 2010 period for a total of $2,750,060 as compared to zero in the 2009 period. In addition, our investment in property and equipment increased by $811,457, or 17%, from $4,848,245 to $5,659,702. The increase primarily related to $873,041 spent in 2010 for the construction of our Wi-Fi network as compared to zero in 2009.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities for the year ended December 31, 2011 totaled $39,015,446 compared to $16,951,723 for the year ended December 31, 2010, representing an increase of $22,063,723, or greater than 100%. The increase is primarily related to net proceeds of $38,834,709 resulting from the sale of 10,350,000 shares of our common stock at a public offering price of $4.00 per share in July 2011, as compared to net proceeds of $16,957,933 resulting from the sale of 6,571,429 shares of our common stock at a public offering price of $2.80 per share in November 2010.

Net cash provided by financing activities for the year ended December 31, 2010 totaled $16,951,723 compared to net cash used in financing activities of $2,775,346 for the year ended December 31, 2009, representing an increase of $19,727,069. The increase primarily related to net proceeds of $16,957,933 resulting from the sale of 6,571,429 shares of common stock at $2.80 per share in November 2010. Net cash used in 2009 related to the repayment of $2,750,000 of senior convertible debentures in December 2009.

Working Capital.    As of December 31, 2011, we had working capital of $40,046,661. Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

Acquisition of Sparkplug. In April 2010, we completed the acquisition of the customer contracts, network infrastructure and related assets of the Chicago, Illinois and Nashville, Tennessee networks of Sparkplug. The aggregate consideration for the acquisition was (i) approximately $1.2 million in cash, and (ii) 275,700 shares of our common stock (the “Shares”) with a fair value of approximately $0.4 million. A registration statement covering the Shares on Form S-3 was declared effective by the SEC on May 5, 2010. The acquisition of Sparkplug was a business combination accounted for under the acquisition method.

Acquisition of Pipeline. In December 2010, we completed the acquisition of the customer contracts, network assets and related assets of Pipeline, which was primarily based in the greater Boston area. The aggregate consideration for the acquisition includes (i) approximately $1.6 million in cash, (ii) 411,523 unregistered shares of our common stock with a fair value of approximately $1.5 million, (iii) approximately $0.5 million of deferred cash payments over a 36 month period beginning June 2011, and (iv) approximately $0.2 million in assumed liabilities. The acquisition of Pipeline was a business combination accounted for under the acquisition method.

Acquisition of One Velocity. In May 2011, we completed the acquisition of the customer contracts, network infrastructure and related assets of One Velocity which was based in Las Vegas and Reno, Nevada. The aggregate consideration for the acquisition included (i) approximately $1.6 million in cash, and (ii) 269,886 unregistered shares of common stock with a fair value of approximately $1.3 million. The acquisition of One Velocity was a business combination accounted for under the acquisition method.

Acquisition of Color Broadband. On December 2, 2011, we completed the acquisition of certain customer contracts, network infrastructure and related assets of Color Broadband which was based in the Los Angeles area. The aggregate consideration for the acquisition included (i) approximately $2.8 million in cash, (ii) 925,736 shares of common stock with a fair value of approximately $2.3 million, and (iii) approximately $0.2 million in assumed liabilities. A registration statement covering the common stock on Form S-3 was declared effective by the SEC on January 27, 2012. The acquisition of Color Broadband was a business combination accounted for under the acquisition method.

Senior Convertible Debentures. In December 2009, we repaid our remaining principal amount of senior convertible debentures of $2,750,000. For the year ended December 31, 2009, we paid $220,000 of interest.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2011:

	Payments due by period
	Total	2012	2013	2014	2015	2016	Thereafter
Capital lease obligations	$2,728,280	$401,559	$475,932	$454,529	$620,560	$620,560	$155,140
Operating leases	25,248,818	7,317,168	5,962,987	4,446,568	3,528,887	2,298,367	1,694,841
Deferred payments	611,637	328,920	199,565	83,152	-	-	-
Other	521,101	390,826	130,275	-	-	-	-
Total contractual cash obligations	$29,109,836	$8,438,473	$6,768,759	$4,984,249	$4,149,447	$2,918,927	$1,849,981

Capital Lease Obligations. We have entered into capital leases to acquire network and customer premise equipment expiring through March 2017. In December 2011, we entered into an agreement with Cisco Capital to acquire equipment related to our information technology infrastructure. The lease commences when all of the equipment has been received and installed. We expect the lease to commence in the second quarter of 2012. The principal value of the lease obligation is approximately $2,100,000 and will be paid in varying installments over a 60 month period.

Operating Leases. We have entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through December 2020.

Deferred Payments. We are making deferred payments to Pipeline as part of the consideration paid for the acquisition. There were 29 monthly payments of $16,630 outstanding as of December 31, 2011.

We acquired an agreement with the acquisition of Color Broadband related to the purchase of network equipment and licenses. There were 13 monthly payments of approximately $10,000 outstanding as of December 31, 2011.

Other. In December 2011, we entered into a one year information technology infrastructure support agreement. The agreement is expected to commence in the second quarter of 2012. The monthly payments are approximately $43,000 and expected to be paid through the first quarter of 2013.

Impact of Inflation, Changing Prices and Economic Conditions

Pricing for many technology products and services have historically decreased over time due to the effect of product and process improvements and enhancements.  In addition, economic conditions can affect the buying patterns of customers. In 2011, the core business continued to grow and benefit from a slowly improving economy.  Customers, in general, were more willing to make a purchase compared to 2010 however they continued to place a premium on value and performance.  An increased need for higher bandwidth resulted in a 7% improvement in overall ARPU for 2011. Pricing of services continued to be a focus for prospective buyers with multi-point and midrange product pricing remaining steady while competition for high capacity links intensified.  In part, pressure on high capacity links was due to decreased costs for equipment and some competitors willing to sacrifice margins. We believe that our customers will continue to upgrade their bandwidth service.  The continued migration of many business activities and functions to the Internet, and the growing use of cloud computing should also result in increased bandwidth requirements over the long term.

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

Business Acquisitions. Business combinations are accounted for using the acquisition method. The cost of an acquisition is measured as the fair value of the consideration transferred on the acquisition date. When we acquire a business, we assess the acquired assets and liabilities assumed for the appropriate classification and designation in accordance with the contractual terms, economic circumstances and pertinent conditions at the acquisition date. The excess of the total consideration transferred over the net identifiable assets acquired and liabilities assumed is recognized as goodwill.  If the total consideration is lower than the fair value of the identifiable net assets acquired, the difference is recognized as a gain on business acquisition. Acquisition costs are expensed and included in general and administrative expenses in our consolidated statements of operations.

Goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired in an acquisition. Goodwill is not amortized but rather is reviewed annually for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable. We initially perform a qualitative assessment of goodwill which considers macro-economic conditions, industry and market trends, and the current and projected financial performance of the reporting unit.  No further analysis is required if it is determined that there is a less than 50 percent likelihood that the carrying value is greater than the fair value.  We completed a qualitative assessment at the end of 2011 and determined that there was no impairment of goodwill as of December 31, 2011.

Asset Retirement Obligations. The FASB guidance on asset retirement obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated costs. This guidance requires the recognition of an asset retirement obligation and an associated asset retirement cost when there is a legal obligation associated with the retirement of tangible long-lived assets.  Our network equipment is installed on both buildings in which we have a lease agreement (“Company Locations”) and at customer locations.  In both instances, the installation and removal of our equipment is not complicated and does not require structural changes to the building where the equipment is installed.  Costs associated with the removal of our equipment at Company or customer locations are not material, and accordingly, we have determined that we do not presently have asset retirement obligations under the FASB’s accounting guidance.

Off-Balance Sheet Arrangements.    We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as ‘‘Special Purposes Entities.’’

 Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount, a two-step goodwill impairment test must be performed. We adopted this pronouncement in the fourth quarter of 2011 which did not have a material impact on our consolidated financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices.  Our primary market risk relates to interest rates.    At December 31, 2011, all cash and cash equivalents are immediately available cash balances.  A portion of our cash and cash equivalents are held in three institutional money market funds.   Our interest rate risk exposure is to a decline in interest rates which would result in a decline in interest income. Due to our current market yields, a further decline in interest rates would not have a material impact on earnings.

Item 8. Financial Statements and Supplementary Data.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Shareholders of

Towerstream Corporation

We have audited the accompanying consolidated balance sheets of Towerstream Corporation and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2011, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Towerstream Corporation and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Towerstream Corporation’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, March 14, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 14, 2012

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
Assets
Current Assets
Cash and cash equivalents	$44,672,587	$23,173,352
Accounts receivable, net	592,539	482,854
Prepaid expenses and other current assets	622,505	372,895
Total Current Assets	45,887,631	24,029,101

Property and equipment, net	27,531,273	15,266,056

Intangible assets, net	7,959,761	3,366,965
Goodwill	1,674,281	1,724,571
Other assets	583,950	203,132
Total Assets	$83,636,896	$44,589,825

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,443,919	$909,548
Accrued expenses	2,120,093	1,595,716
Deferred revenues	1,591,286	1,000,018
Current maturities of capital lease obligations	293,126	88,613
Other	392,546	251,085
Total Current Liabilities	5,840,970	3,844,980

Long-Term Liabilities
Capital lease obligations, net of current maturities	241,154	55,735
Other	409,862	668,232
Total Long-Term Liabilities	651,016	723,967
Total Liabilities	6,491,986	4,568,947

Commitments (Note 16)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 70,000,000 shares authorized; 54,256,083 and 42,116,618 shares issued and outstanding, respectively	54,256	42,117
Additional paid-in-capital	119,469,969	75,332,969
Accumulated deficit	(42,379,315)	(35,354,208)
Total Stockholders' Equity	77,144,910	40,020,878
Total Liabilities and Stockholders' Equity	$83,636,896	$44,589,825

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010	2009

Revenues	$26,494,737	$19,645,893	$14,915,435

Operating Expenses
Cost of revenues (exclusive of depreciation)	8,172,316	4,887,881	3,690,089
Depreciation and amortization	9,138,318	5,770,335	4,035,267
Customer support services	3,349,841	2,549,615	2,132,968
Sales and marketing	5,328,372	5,088,085	5,545,714
General and administrative	9,670,418	7,398,420	6,943,086
Total Operating Expenses	35,659,265	25,694,336	22,347,124
Operating Loss	(9,164,528)	(6,048,443)	(7,431,689)
Other Income/(Expense)
Interest income	57,544	4,411	26,605
Interest expense	(22,058)	(489)	(740,409)
Gain on business acquisitions	2,231,534	355,876	-
Loss on derivative financial instruments	-	-	(478,544)
Other income (expense), net	(9,581)	85,638	(1,213)
Total Other Income/(Expense)	2,257,439	445,436	(1,193,561)
Loss before income taxes	(6,907,089)	(5,603,007)	(8,625,250)
Provision for income taxes	(118,018)	-	-
Net Loss	$(7,025,107)	$(5,603,007)	$(8,625,250)

Net loss per common share – basic and diluted	$(0.15)	$(0.16)	$(0.25)
Weighted average common shares outstanding – basic and diluted	47,505,861	35,626,783	34,606,798

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

	Common Stock		Additional Paid-In-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2009	34,587,854	$34,588	$54,851,755	$(21,879,144)	$33,007,199
Cumulative effect of change in accounting principle – January 1, 2009 reclassification of equity-linked financial instruments to derivative liabilities			(526,927)	753,193	226,266
Issuance of common stock for bonuses	32,687	32	42,493		42,525
Cashless exercise of options	41,688	42	(42)		-
Stock-based compensation for options			760,431		760,431
Net loss				(8,625,250)	(8,625,250)
Balance at December 31, 2009	34,662,229	34,662	55,127,710	(29,751,201)	25,411,171
Issuance of common stock for bonuses	9,225	9	17,241		17,250
Issuance of common stock for business acquisitions	687,223	687	1,914,911		1,915,598
Net proceeds from issuance of common stock	6,571,429	6,572	16,951,361		16,957,933
Issuance of common stock for services	66,075	66	104,994		105,060
Cashless exercise of options	119,104	119	(119)		-
Exercise of options	1,333	2	918		920
Stock-based compensation for options			649,502		649,502
Reclassification of derivative liabilities to equity linked financial instruments			566,451		566,451
Net loss				(5,603,007)	(5,603,007)
Balance at December 31, 2010	42,116,618	42,117	75,332,969	(35,354,208)	40,020,878
Issuance of common stock for business acquisitions	1,195,622	1,195	3,567,331		3,568,526
Net proceeds from issuance of common stock	10,350,000	10,350	38,824,359		38,834,709
Cashless exercise of options	173,691	174	(174)		-
Exercise of options	297,533	297	265,626		265,923
Exercise of warrants	6,000	6	26,994		27,000
Issuance of common stock under an employee stock purchase plan	26,632	27	73,349		73,376
Stock-based compensation for options			951,850		951,850
Stock-based compensation for restricted stock			118,200		118,200
Issuance of common stock for FCC license	89,987	90	309,465		309,555
Net loss				(7,025,107)	(7,025,107)
Balance at December 31, 2011	54,256,083	$54,256	$119,469,969	$(42,379,315)	$77,144,910

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities

Net loss	$(7,025,107)	$(5,603,007)	$(8,625,250)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for income taxes	118,018	-	-
Provision for doubtful accounts	249,492	154,123	78,736
Depreciation and amortization	9,138,318	5,770,335	4,035,267
Stock-based compensation	1,081,042	771,812	802,956
Gain of business acquisitions	(2,231,534)	(355,876)	-
Accretion of debt discount	-	-	456,778
Amortization of financing costs	-	-	60,192
Loss on sale and disposition of property and equipment	65,215	74,533	57,413
Deferred rent	(84,156)	(78,889)	(52,554)
Loss on derivative financial instruments	-	-	478,544
Changes in operating assets and liabilities:
Accounts receivable	157,990	45,619	(202,410)
Prepaid expenses and other current assets	(265,456)	(30,885)	826
Other Assets	(254,020)	-	-
Accounts payable	424,572	(200,379)	(338,672)
Accrued expenses	524,378	509,458	224,868
Other current liabilities	(30,489)	(9,728)	-
Deferred revenues	(302,220)	(453,314)	43,549
Total Adjustments	8,591,150	6,196,809	5,645,493
Net Cash Provided By (Used In) Operating Activities	1,566,043	593,802	(2,979,757)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(14,483,705)	(5,659,702)	(4,848,245)
Acquisition of businesses	(4,400,000)	(2,750,060)	-
Proceeds from sale of property and equipment	28,701	-	11,659
Acquisition of FCC license	-	-	(100,000)
Change in security deposits	(97,612)	(3,250)	(7,740)
Change in deferred acquisition payments	(129,638)	-	-
Net Cash Used In Investing Activities	(19,082,254)	(8,413,012)	(4,944,326)

Cash Flows From Financing Activities
Payment of capital leases	(174,569)	(7,130)	(25,346)
Repayment of short-term debt	-	-	(2,750,000)
Issuance of common stock upon exercise of options	265,923	920	-
Issuance of common stock upon exercise of warrants	27,000	-	-
Issuance of common stock under employee stock purchase plan	62,383	-	-
Net proceeds from sale of common stock	38,834,709	16,957,933	-
Net Cash Provided By (Used In) Financing Activities	39,015,446	16,951,723	(2,775,346)

Net Increase (Decrease) In Cash and Cash Equivalents	21,499,235	9,132,513	(10,699,429)

Cash and Cash Equivalents – Beginning of year	23,173,352	14,040,839	24,740,268
Cash and Cash Equivalents – Ending of year	$44,672,587	$23,173,352	$14,040,839

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$22,058	$489	$277,382
Taxes	$18,335	$12,263	$12,562
Non-cash investing and financing activities:
Fair value of common stock issued in connection with acquisitions	$3,568,526	$1,915,598	$-
Fair value of common stock issued for FCC license	$309,555	$-	$-
Acquisition of property and equipment under capital lease obligations	$564,502	$152,164	$-

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Nature of Business

Towerstream Corporation (referred to as ‘‘Towerstream’’ or the ‘‘Company’’) was incorporated in Delaware in December 1999. The Company provides broadband services to commercial customers and delivers access over a wireless network transmitting over both regulated and unregulated radio spectrum. The Company’s service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. The Company provides service to business customers in twelve major metropolitan markets including New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport.

In fourth quarter of 2011, the Company launched its Wi-Fi and rooftop network which is marketed towards mobile operators, Internet based marketing companies and Wi-Fi operators.

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

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2011, the Company had cash and cash equivalent balances of approximately $36,657,000 in excess of the federally insured limit of $250,000. Under the FDIC’s Transaction Account Guarantee (“TAG”) program, noninterest-bearing transaction deposit accounts have full federal deposit insurance coverage through December 31, 2012. The Company has one noninterest-bearing transaction deposit account with a balance of approximately $181,000 as of December 31, 2011 that is covered under the TAG program.

The Company also had approximately $7,765,000 invested in three institutional money market funds. These funds are protected under the Securities Investor Protection Corporation (‘‘SIPC’’), a nonprofit membership corporation which provides limited coverage up to $500,000.

Accounts Receivable. Accounts receivable are stated at cost less an allowance for doubtful accounts, which reflects the Company’s estimate of balances that will be not collected. The allowance is based on the history of past write-offs, the aging of balances, collections experience and current credit conditions. Additions to the allowance for doubtful accounts include provisions for bad debt and deductions to the allowance for doubtful accounts include customer write-offs.

	Years Ended December 31,
	2011	2010
Beginning of period	$118,825	$88,299
Additions	327,571	154,123
Deductions	(183,871)	(123,597)
End of period	$262,525	$118,825

Additions for the year ended December 31, 2011 include approximately $30,000 in connection with the acquisition of One Velocity, Inc. (“One Velocity”), and approximately $39,000 in connection with the acquisition of Color Broadband Communications (“Color Broadband”).

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Property and Equipment. Property and equipment are stated at cost and include equipment, installation costs and materials. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the useful lives or the term of the respective lease. Network, base station Wi-Fi and customer premise equipment are depreciated over estimated useful lives of 5 years; furniture, fixtures and other from 3 to 5 years; computer equipment from 3 to 5 years and system software over 3 years.

Expenditures for maintenance and repairs, which do not extend the useful life of the assets, are charged to expense as incurred. Gains or losses on disposal of property and equipment are reflected in general and administrative expenses in the statement of operations.

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

The Company has determined that there were no impairments of property and equipment or intangible assets during the years ended December 31, 2011 and 2010.

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

Business Acquisitions. Business combinations are accounted for using the acquisition method. The cost of an acquisition is measured as the fair value of the consideration transferred on the acquisition date. When the Company acquires a business, it assesses the acquired assets and liabilities assumed for the appropriate classification and designation in accordance with the contractual terms, economic circumstances and pertinent conditions at the acquisition date. The excess of the total consideration transferred over the net identifiable assets acquired and liabilities assumed is recognized as goodwill.  If this consideration is lower than the fair value of the identifiable net assets acquired, the difference is recognized as a gain on business acquisition. Acquisition costs are expensed and included in general and administrative expenses in our consolidated statements of operations.

Goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired in an acquisition. Goodwill is not amortized but rather is reviewed annually for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable. The Company initially performs a qualitative assessment of goodwill which considers macro-economic conditions, industry and market trends, and the current and projected financial performance of the reporting unit.  No further analysis is required if it is determined that there is a less than 50 percent likelihood that the carrying value is greater than the fair value.  The Company completed a qualitative assessment at the end of 2011 and determined that there was no impairment of goodwill as of December 31, 2011.

The Company completed a qualitative assessment at the end of 2011 and determined that there was a less than 50 percent likelihood that the fair value of the reporting unit was less than its carrying value.  The assessment included consideration of macroeconomic conditions, industry and market trends, and the financial performance of the reporting unit.  The Company concluded there was no impairment of goodwill for the year ended December 31, 2011.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Income Taxes.    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not to be sustained upon examination.

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

Advertising Costs. The Company charges advertising costs to expense as incurred. Advertising costs for the years ended December 31, 2011, 2010 and 2009 were approximately $1,041,000, $962,000 and $789,000, respectively, and are included in sales and marketing expenses in the statements of operations.

Stock-Based Compensation.    The Company accounts for stock-based awards issued to employees in accordance with FASB guidance. Such awards primarily consist of options to purchase shares of common stock. The fair value of stock-based awards is determined on the grant date using a valuation model. The fair value is recognized as compensation expense, net of estimated forfeitures, on a straight line basis over the service period which is normally the vesting period.

Basic and Diluted Net Loss Per Share. Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise of these common stock equivalents would dilute earnings per shares if the Company becomes profitable in the future. The exercise of the stock options and warrants outstanding at December 31, 2011 would generate proceeds up to approximately $35,400,000.

	Years Ended December 31,
	2011	2010	2009
Stock options	4,635,624	3,706,885	3,738,638
Warrants	4,776,310	4,332,310	4,332,310
Total	9,411,934	8,039,195	8,070,948

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Reclassifications.    Certain accounts in the prior year’s consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements. These reclassifications have no effect on the previously reported net loss.

Recent Accounting Pronouncements. In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount, a two-step goodwill impairment test must be performed. The Company adopted this pronouncement in the fourth quarter of 2011 which did not have a material impact on the Company’s consolidated financial position and results of operations.

Subsequent Events. Subsequent events have been evaluated through the date of this filing.

Note 3.    Business Acquisitions

Color Broadband Communications

On December 2, 2011, the Company completed the acquisition of Color Broadband Communications (“Color Broadband”). The Company obtained full control of Color Broadband in the acquisition. The Company has determined that the acquisition of Color Broadband was a business combination to be accounted for under the acquisition method. The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Fair value of consideration transferred:
Cash	$2,800,000
Common stock (925,736 shares)	2,286,567
Capital lease obligations assumed	111,537
Other liabilities assumed	121,777
5,319,881
Recognized amounts of identifiable assets acquired and liabilities assumed:
Customer contracts	4,584,755
Property and equipment	1,976,852
Accounts receivable	383,947
Security deposits	7,506
Prepaid expenses and other current assets	48,425
Accounts payable	(5,984)
Deferred revenue	(488,875)
Customer credits	(655)
Total identifiable net assets	6,505,971
Gain on business acquisition	$1,186,090

The Company recognized a gain on business acquisition of $1,186,090 which is included in other income (expense) in the Company’s consolidated statements of operations. The challenging economic environment has made it difficult for smaller companies like Color Broadband to raise sufficient capital to sustain their growth.  As a result, the Company was able to acquire the customer contracts and wireless network of Color Broadband at a discounted price.

The results of operations of Color Broadband have been included in the Company’s consolidated statements of operations since the completion of the acquisition in December 2011. Revenues generated from customers acquired from Color Broadband totaled approximately $226,000 for the year ended December 31, 2011.

During the year ended December 31, 2011, the Company incurred approximately $209,000 of third-party costs in connection with the Color Broadband acquisition. These expenses are included in the general and administrative expenses in the Company’s consolidated statements of operations.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

One Velocity, Inc.

In May 2011, the Company completed the acquisition of One Velocity, Inc (“One Velocity”). The transaction was the Company’s first acquisition in a new geographical market and introduced Las Vegas and Reno, Nevada as the Company’s 12th market nationally. The Company obtained full control of One Velocity in the acquisition. The Company has determined that the acquisition of One Velocity was a business combination to be accounted for under the acquisition method. The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Fair value of consideration transferred:
Cash	$1,600,000
Common stock (269,886 shares)	1,281,959
2,881,959
Recognized amounts of identifiable assets acquired and liabilities assumed:
Customer contracts	2,329,533
Property and equipment	1,952,883
Accounts receivable	133,220
Security deposits	21,679
Prepaid expenses and other current assets	795
Accounts payable and accrued expenses	(106,748)
Deferred revenue	(403,959)
Total identifiable net assets	3,927,403
Gain on business acquisition	$1,045,444

The Company recognized a gain on business acquisition of $1,045,444 which is included in other income (expense) in the Company’s consolidated statements of operations. The challenging economic environment has made it difficult for smaller companies like One Velocity to raise sufficient capital to sustain their growth.  As a result, the Company was able to acquire the customer contracts and wireless network of One Velocity at a discounted price.

In January 2012, the Company finalized the purchase price of the One Velocity acquisition. The final purchase price of $2,881,959 is $557,774, or 16%, lower than the previously reported purchase price of $3,439,732. The adjustment resulted in a decrease of 117,426 shares of common stock issued to One Velocity, from 387,312 to 269,886 shares. In addition, the Company recognized additional gain on business acquisition of approximately $481,000 and a reduction of approximately $77,000 of identifiable net assets in the fourth quarter of 2011.

The results of operations of One Velocity have been included in the Company’s consolidated statements of operations since the completion of the acquisition in May 2011. Revenues generated from customers acquired from One Velocity totaled approximately $976,000 for the year ended December 31, 2011.

During the year ended December 31, 2011, the Company incurred approximately $202,000 of third-party costs in connection with the One Velocity acquisition. These expenses are included in general and administrative expenses in the Company’s consolidated statements of operations.

Pipeline Wireless, LLC

In December 2010, the Company completed the acquisition of Pipeline Wireless, LLC (“Pipeline”). The Company has determined that the acquisition of Pipeline was a business combination to be accounted for under the acquisition method. The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Fair value of consideration transferred:
Cash	$1,580,060
Common stock (411,523 shares)	1,485,598
Deferred payments	501,225
Capital lease obligations assumed	152,164
3,719,047
Recognized amounts of identifiable assets acquired and liabilities assumed:
Customer contracts	1,864,187
Property and equipment	266,345
Accounts receivable	194,137
Security deposits	6,363
Prepaid expenses and other current assets	21,175
Accounts payable	(27,285)
Deferred revenue	(239,939)
Other current liabilities	(40,217)
Total identifiable net assets	2,044,766
Goodwill	$1,674,281

The Company allocated the purchase price of Pipeline to identifiable assets acquired and liabilities assumed based of their fair values on the date of acquisition. The Company recognized $1,674,281 of goodwill related to the acquisition, which represents the excess of the purchase price over the estimated fair values of the identifiable net assets. The Company expects the full balance of goodwill to be tax deductible for tax purposes. Pipeline had a very concentrated network comprised of only six Points-of-Presence (“PoPs”) compared to other acquisitions which had at least twice as many PoPs. The relatively low valuation of the Pipeline network resulted in goodwill being recognized on the transaction.

In September 2011, the Company finalized the purchase price of the Pipeline acquisition. The final purchase price of $3,719,047 is $112,421, or 3%, lower than the previously reported purchase price of $3,831,468. The adjustment resulted in a decrease in deferred payments of $145,065, or $112,421 on a net present value basis. In addition, identifiable net assets and goodwill were reduced by $62,131 and $50,290, respectively.

Total deferred payments of $623,804 were discounted at a 12% rate and recorded at $501,225 for acquisition purposes. Current and long-term balances totaled $166,563 and $205,024 at December 31, 2011, and $136,439 and $477,207 at December 31, 2010, respectively. There were 29 monthly payments of $16,630 remaining as of December 31, 2011.

The results of operations of Pipeline have been included in the Company’s consolidated statements of operations since the completion of the acquisition in December 2010. Revenues generated from customers acquired from Pipeline totaled approximately $1,679,000 and $79,000 for the years ended December 31, 2011 and 2010, respectively.

The Company incurred approximately $20,000 and $337,000 of third-party costs in connection with the Pipeline acquisition for the years ended December 31, 2011 and 2010, respectively. These expenses are included in the general and administrative expenses in the Company’s consolidated statements of operations.

Sparkplug Chicago, Inc

In April 2010, the Company completed the acquisition of the customer contracts, network infrastructure and related assets of the Chicago, Illinois and Nashville, Tennessee networks of Sparkplug Chicago, Inc. (“Sparkplug”). The acquisition expanded the Company’s presence in the Chicago market and introduced Nashville, Tennessee as the Company's 11th market nationally. The Company obtained full control of Sparkplug in the acquisition. The Company has determined that the acquisition of Sparkplug was a business combination to be accounted for under the acquisition method. The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company recognized a gain on the business acquisition of $355,876 as a result of Sparkplug Chicago, Inc. being sold at a discounted price due to the realignment of its geographic markets by its parent company, Sparkplug Inc. The gain on business acquisition is included in other income (expense) in the Company’s consolidated statements of operations.

The results of operations of Sparkplug have been included in the Company’s consolidated statements of operations since the completion of the acquisition in April 2010. Revenues generated by customers acquired from Sparkplug totaled approximately $1,530,000 and $1,188,000 for the years ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2010, the Company incurred approximately $282,000 of third-party costs in connection with the Sparkplug acquisition. These expenses are included in the general and administrative expenses in the Company’s consolidated statements of operations.

Pro Forma Information

The following table reflects the unaudited pro forma consolidated results of operations had the acquisitions taken place at the beginning of the 2011, 2010 and 2009 periods:

	Years Ended December 31,
	2011	2010	2009
Revenues	$29,774,462	$26,350,792	$22,826,090
Amortization expense	4,815,980	5,538,540	5,538,540
Total operating expenses	39,743,995	34,010,693	32,146,880
Net loss	(7,712,095)	(7,214,467)	(10,514,351)
Basic net loss per share	$(0.16)	$(0.20)	$(0.30)

The pro forma information presented above does not purport to present what actual results would have been had the acquisitions actually occurred at the beginning of 2009, nor does the information project results for any future period.

Note 4.    Property and Equipment

The Company’s property and equipment is comprised of:

	As of December 31,
	2011	2010
Network and base station equipment	$22,231,025	$15,943,741
Customer premise equipment	18,015,886	11,958,249
Wi-Fi network	6,535,212	873,041
Furniture, fixtures and other	1,579,269	1,541,675
Computer equipment	922,791	683,071
System software	1,054,511	833,109
Leasehold improvements	775,420	775,420
	51,114,114	32,608,306
Less: accumulated depreciation	23,582,841	17,342,250
	$27,531,273	$15,266,056

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $6,507,271, $4,815,113, and $4,035,267, respectively. The Company sold or disposed of property and equipment with $307,975 of original cost and $215,824 of accumulated depreciation during the year ended December 31, 2011. The Company sold or disposed of property and equipment with $254,444 of original cost and $176,741 of accumulated depreciation during the year ended December 31, 2010. In addition, the Company exchanged property and equipment with a net book value of $20,815 for property and equipment with a fair value of $19,050 during the year ended December 31, 2011. There were no exchanges of property and equipment for the year ended December 31, 2010.

Property held under capital leases included within the Company’s property and equipment consists of the following:

	As of December 31,
	2011	2010
Network and base station equipment	$576,033	$92,836
Wi-Fi network	81,305	-
Customer premise equipment	59,328	59,328
	716,666	152,164
Less: accumulated depreciation	77,915	1,268
	$638,751	$150,896

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 5. Intangible Assets

The Company’s intangible assets consist of the following:

	As of December 31,
	2011	2010
Goodwill	$1,674,281	$1,724,571

Customer contracts	$10,261,475	$3,347,187
FCC licenses	1,284,555	975,000
	11,546,030	4,322,187
Less: accumulated amortization	3,586,269	955,222
Intangible assets, net	$7,959,761	$3,366,965

Amortization expense for the years ended December 31, 2011, and 2010 was $2,631,047, and $955,222, respectively. There was no amortization expense incurred for the year ended December 31, 2009. The customer contracts acquired in the Sparkplug acquisition totaled $1,483,000 and were amortized over a 14 month period which ended in June 2011 .The customer contracts acquired in the Pipeline acquisition are being amortized over a 17 month period ending May 2012. The customer contracts acquired in the One Velocity acquisition are being amortized over a 30 month period ending November 2013. The customer contracts acquired in the Color Broadband acquisition are being amortized over a 28 month period ending April 2014. As of December 31, 2011, the average remaining amortization period was approximately 18 months. Future amortization expense of intangible assets is expected to be as follows:

Years Ending December 31,
2012	$3,390,170
2013	2,783,989
2014	501,047
$6,675,206

As further described in Note 2, FCC licenses are not subject to amortization as they have an indefinite useful life.

Note 6. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2011	2010
Payroll and related	$608,101	$595,710
Property and equipment	863,525	355,268
Professional services	277,213	325,485
Network	149,755	111,055
Marketing	2,582	65,898
Offering costs	-	55,000
Acquisition costs	95,911	5,000
Other	123,006	82,300
Total	$2,120,093	$1,595,716

Network expenses consist of expenses directly related to providing services to our customers.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 7.    Other Liabilities

Other current liabilities and other long-term liabilities consist of the following:

	As of December 31,
	2011	2010
Other Current Liabilities
Deferred rent	$104,206	$84,157
Deferred acquisition payments	288,340	136,439
Other	-	30,489
Total	$392,546	$251,085

Other Long-Term Liabilities
Deferred rent	$86,820	$191,025
Deferred acquisition payments	205,024	477,207
Deferred taxes	118,018	-
Total	$409,862	$668,232

In September 2011, the Company reduced the deferred acquisition payments balance by approximately $145,000 based on the final determination of the purchase price of the Pipeline acquisition. The adjusted total of $623,804 was discounted at a 12% rate and recorded at $501,225 for acquisition accounting purposes. As of December 31, 2011, the gross balance totaled approximately $482,000 which will be paid in monthly installments of $16,630 through May 2014.

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

Certain of the Company’s warrants did not initially have fixed settlement provisions because their exercise price could have been lowered if the Company had issued securities at lower prices (“reset provisions”). Accordingly, these warrants were initially reported as derivative liabilities. As of January 1, 2010, the reset provisions were no longer applicable and the warrants of $566,451 were determined to have fixed settlement provisions. As a result, the fair value of the warrants was reclassified to equity as of January 1, 2010.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

This new standard was implemented in the first quarter of 2009 and is reported as the cumulative effect of a change in accounting principle. The cumulative effect on the accounting for the conversion feature and the warrants as of January 1, 2009 was as follows:

Derivative Instrument	Additional Paid-In-Capital	Accumulated Deficit	Derivative Liability	Debenture

Conversion feature	$-	$(277,531)	$(11,838)	$289,369
Warrants	526,927	(475,662)	(76,069)	24,804
Total	$526,927	$(753,193)	$(87,907)	$314,173

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

 Note 9.    Capital Stock

The Company is authorized to issue 5,000,000 shares of preferred stock at a par value of $0.001. There was no preferred stock outstanding as of December 31, 2011 and 2010, respectively.

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

In 2010, 9,225 shares of common stock were issued to executive officers as part of their quarterly bonuses. The Company recognized compensation expense totaling $17,250, which represented the fair value of the shares on the date of issuance. In 2011, there were no shares of common stock issued to executive officers as part of their quarterly bonuses.

During 2011, stock options were exercised on a cashless basis by current or former employees to purchase a total of 250,394 shares, resulting in the issuance of 173,691 shares. During 2010, stock options were exercised on a cashless basis by current or former employees to purchase a total of 361,950 shares, resulting in the issuance of 119,104 shares. Under a cashless exercise, the holder uses a portion of the shares that would otherwise be issuable upon exercise, rather than cash, as consideration for the exercise. The amount of net shares issuable in connection with a cashless exercise will vary based on the exercise price of the option or warrant compared to the current market price of the Company’s common stock on the date of exercise.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

During 2011, a total of 297,533 options were exercised on a cash basis which resulted in proceeds of $265,923.

In April 2010, the Company issued 275,700 shares of common stock to Sparkplug as part of the consideration paid for the acquisition. The fair value of the common stock issued was $430,000.

In November 2010, the Company issued 6,571,429 shares of common stock in connection with an underwritten offering at $2.80 per share, resulting in gross proceeds of $18,400,000. The Company incurred costs of approximately $1,440,000 related to the offering.

In December 2010, the Company issued 411,523 shares of common stock to Pipeline as part of the consideration paid for the acquisition. The fair value of the common stock issued was $1,485,598.

In May 2011, the Company issued 269,886 shares of common stock to One Velocity as part of the consideration paid for the acquisition. The fair value of the common stock issued was $1,281,959.

In July 2011, the Company issued 10,350,000 shares of common stock in connection with an underwritten offering at $4.00 per share, resulting in gross proceeds of $41,400,000. The Company incurred costs of approximately $2,565,000 related to the offering.

In August 2011, the Company issued 89,987 shares of common stock in connection with the acquisition of a FCC license. The fair value of the common stock issued was $309,555.

In December 2011, the Company issued 925,736 shares of common stock to Color Broadband as part of the consideration paid for the acquisition. The fair value of the common stock issued was $2,286,567.

Note 10. Share-Based Compensation

The Company uses the Black-Scholes valuation model to value options granted to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $951,850, $649,502, and $760,431 for the years ended December 31, 2011, 2010, and 2009, respectively. Stock-based compensation is included in general and administrative expenses in the accompanying consolidated statements of operations.

The unamortized amount of stock options expense was $3,249,000 as of December 31, 2011 which will be recognized over a weighted-average period of 3.0 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2011	2010	2009

Risk-free interest rate	1.6%- 2.1%	1.0% - 3.3%	0.2% - 2.9%
Expected volatility	50% - 58%	73%	79% - 88%
Expected life (in years)	5.3–6.4	2.5 – 6.1	0.1 – 6.8
Expected dividend yield	0%	0%	0%

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

During the first quarter of 2011, the Company issued 90,000 shares of restricted stock to two executives. The fair value of $354,600 was based on the closing market price of the Company’s common stock on the date of grant. The restricted stock vests over a three year period, of which zero shares were vested as of December 31, 2011. Stock-based compensation for restricted stock totaled $118,200 for the year ended December 31, 2011. Unrecognized compensation cost of $236,400 at December 31, 2011 will be recognized over the next 2.0 years.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company recorded additional stock-based compensation related to the issuance of common stock to executive officers as a part of their bonus programs which totaled $17,250 and $42,525 for the years ended December 31, 2010, and 2009, respectively. Total shares issued to executive officers were 9,225 and 32,687 for the years ended December 31, 2010 and 2009. There were no shares of common stock issued to executive officers as part of their quarterly bonuses in 2011.

In the third quarter of 2010, the Company recorded stock-based compensation related to the issuance of 66,075 shares of common stock to a third party for services rendered. The fair value of the common stock issued was $105,060.

Note 11. Employee Benefit Programs

The Company has established a 401(k) retirement plan (“401(k) plan”) which covers all eligible employees who have attained the age of twenty-one and have completed 30 days of employment with the Company. The Company can elect to match up to a certain amount of employees’ contributions to the 401(k) plan. No employer contributions were made during the years ended December 31, 2011, 2010 and 2009.

In November 2010, the Company’s shareholders approved the 2010 Employee Stock Purchase Plan (“ESPP Plan”). Under the ESPP plan, participants can purchase shares of the Company’s stock at a 15% discount. A maximum of 200,000 shares of common stock can be issued under the ESPP plan. The first issuance under the ESPP Plan occurred on June 30, 2011. During the year ended December 31, 2011, a total of 26,632 shares were issued with a fair value of $73,376. The Company recognized $10,992 of stock-based compensation related to the 15% discount for the year ended December 31, 2011.

Note 12. Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
	2011	2010	2009
Current
Federal	$-	$-	$-
State	-	-	-
Total current	-	-	-
Deferred
Federal	(2,359,649)	(1,922,412)	(2,642,941)
State	(416,408)	(339,251)	(466,402)
Change in valuation allowance	2,894,075	2,261,663	3,109,343
Total deferred	118,018	-	-
Provision for income taxes	$118,018	$-	$-

The provision for income taxes using the statutory Federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	Years Ended December 31,
	2011	2010	2009
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes	(6.0)%	(6.0)%	(6.0)%
Permanent differences	0.4%	(0.4)%	3.9%
Valuation allowance	41.3%	40.4%	36.1%
Effective tax rate	1.7%	0.0%	0.0%

The Company files income tax returns for Towerstream Corporation and its subsidiaries in the US federal and various state jurisdictions.  As of December 31, 2011, the tax returns for Towerstream Corporation for the years 2008 through 2011 remain open to examination by the Internal Revenue Service and various state authorities.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	Years Ended December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$16,114,362	$12,894,080
Stock-based compensation	1,061,290	1,074,190
Intangible assets	645,305	359,114
Allowance for doubtful accounts	105,010	47,530
Other	31,258	24,170
Total deferred tax assets	17,957,225	14,399,084
Valuation allowance	(15,880,805)	(12,986,730)
Deferred tax assets, net of valuation allowance	2,076,420	1,412,354

Deferred tax liabilities
Depreciation	(2,076,420)	(1,412,354)
Intangible assets	(118,018)	-
Total deferred tax liabilities	(2,194,438)	(1,412,354)
Net deferred tax liabilities	$(118,018)	$-

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Accounting for Uncertainty in Income Taxes

ASC Topic 740 clarifies the accounting and reporting for uncertainties in income tax law. ASC Topic 740 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The guidance also provides direction on derecogntion, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of December 31, 2011 and 2010, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses. No interest and penalties were recorded during the years ended December 31, 2011, 2010, and 2009.

NOL Limitations

The Company’s utilization of net operating loss (“NOL”) carryforwards is subject to an annual limitation due to ownership changes that have occurred previously or that could occur in the future as provided in Section 382 of the Internal Revenue Code, as well as similar state provisions. Section 382 limits the utilization of NOLs when there is a greater than 50% change of ownership as determined under the regulations. Since its formation, the Company has raised capital through the issuance of capital stock and various convertible instruments which, combined with the purchasing shareholders’ subsequent disposition of these shares, has resulted in an ownership change as defined by Section 382, and also could result in an ownership change in the future upon subsequent disposition.

As of December 31, 2011, 2010 and 2009, the Company had approximately $40,286,000, $32,235,000 and $27,809,000, respectively, of federal and state NOL carryovers. Federal NOLs will begin expiring in 2027. State NOLs will begin expiring in 2012.

Valuation Allowance

In assessing the realizability of deferred tax assets, the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, the Company is allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. A full valuation allowance has been recorded for the deferred tax asset balance as of December 31, 2011 and 2010. The change in valuation allowance was $2,894,075 and $2,261,663, respectively for the years ended December 31, 2011 and 2010.

In future periods, the Company will generate additional deferred tax liabilities related to the amortization of its FCC licenses and goodwill for tax purposes because these assets are not amortized for financial reporting purposes. The tax amortization in future years will result in a temporary difference, and the deferred tax liabilities will not reverse until such time, if any, that the FCC licenses and goodwill become impaired or sold. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as future taxable income for purposes of determining a valuation allowance; therefore, the deferred tax liabilities cannot be used to offset the deferred tax assets related to the net operating loss carryforwards for tax purposes.

Note 13.    Stock Option Plans

In January 2007, the Company adopted the 2007 Equity Compensation Plan (the ‘‘2007 Plan’’). The 2007 Plan provides for the issuance of options, stock appreciation rights, restricted stock, restricted stock units, bonus shares and dividend equivalents to officers and other employees, consultants and directors of the Company. The total number of shares of common stock issuable under the 2007 Plan is 2,403,922. A total of 2,376,165 stock options or common stock has been issued under the 2007 Plan as of December 31, 2011.

In May 2007, the Board of Directors approved adoption of the 2007 Incentive Stock Plan which provides for the issuance of up to 2,500,000 shares of common stock in the form of options or restricted stock (the ‘‘2007 Incentive Stock Plan’’). The 2007 Incentive Stock Plan was approved by the Company’s stockholders in May 2007. A total of 2,495,551 stock options, common stock or restricted stock has been issued under the 2007 Incentive Stock Plan as of December 31, 2011.

Options granted under both the 2007 Plan and the 2007 Incentive Plan have terms up to ten years and are exercisable at a price per share not less than the fair value of the underlying common stock on the date of grant. The total number of shares of common stock that remain available for issuance as of December 31, 2011 under the 2007 Plan and the 2007 Incentive Stock Plan combined is 32,206 shares.

In August 2008, the Company’s stockholders approved adoption of the 2008 Non-Employee Directors Compensation Plan (the “2008 Directors Plan”). Under the 2008 Directors Plan, an aggregate of 1,000,000 shares have been reserved for issuance. As of December 31, 2011, 600,000 stock options or common stock have been issued under this plan. Options granted under the 2008 Directors Plan have terms of up to five years and are exercisable at a price per share equal to the fair value of the underlying common stock on the date of grant.

In January 2011, a total of 90,000 shares of restricted stock was issued under the 2007 Incentive Stock Plan.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Option transactions under the stock option plans during the years ended December 31, 2011 and 2010 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2010	3,738,638	$1.69
Granted during 2010	375,000	1.80
Exercised	(363,283)	1.37
Forfeited /expired	(43,470)	0.95
Outstanding as of December 31, 2010	3,706,885	$1.74
Granted during 2011	1,485,000	4.95
Exercised	(547,927)	1.04
Forfeited /expired	(8,334)	0.68
Outstanding as of December 31, 2011	4,635,624	$2.85

The weighted-average fair value of the options granted during 2011 and 2010 were $2.61 and $0.99, respectively. Outstanding options of 4,635,624 as of December 31, 2011 had exercise prices that ranged from $0.68 to $9.74 and had a weighted-average remaining contractual life of 6.2. Exercisable options of 3,129,609 as of December 31, 2011 had exercise prices that ranged from $0.68 to $9.74 and had a weighted-average remaining contractual life of 4.7.

The intrinsic value of outstanding and exercisable options totaled $2,270,812 and $2,216,226, respectively, as of December 31, 2011. The intrinsic value is calculated as the difference between the closing price of the Company’s common stock at December 31, 2011, which was $2.12 per share, and the exercise price of the options.

The number of shares issuable upon the exercise of outstanding options, and the proceeds upon the exercise of such options, will be lower if an option holder elects to exercise on a cashless basis.

Note 14.    Stock Warrants

Transactions under the stock option plans during the years ended December 31, 2011 and 2010 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2010	4,332,310	$4.61
Granted during 2010	-	-
Exercised	-	-
Forfeited /expired	-	-
Outstanding as of December 31, 2010	4,332,310	$4.61
Granted during 2011	450,000	5.00
Exercised	(6,000)	4.50
Forfeited /expired	-	-
Outstanding as of December 31, 2011	4,776,310	$4.65

Outstanding warrants of 4,776,310 as of December 31, 2011 had exercise prices that ranged from $4.00 to $6.00 and had a weighted-average remaining contractual life of 0.48. Exercisable warrants of 4,326,310 as of December 31, 2011 had exercise prices that ranged from $4.00 to $6.00 and had a weighted-average remaining contractual life of 0.01.

A total of 4,026,310 warrants exercisable at exercise prices ranging from $4.00 to $6.00 expired in January 2012.

In July 2011, the Company issued 450,000 warrants to purchase shares of its common stock at an exercise price of $5.00 per share under its July 2011 underwritten offering. These warrants are exercisable in July 2012 and expire in July 2016.

During the year ended December 31, 2011, 6,000 warrants were exercised on a cash basis which resulted in proceeds of $27,000.

There was no intrinsic value associated with the outstanding and exercisable warrants as of December 31, 2011. The intrinsic value is calculated as the difference between the closing price of the Company’s common stock at December 31, 2011, which was $2.12 per share, and the exercise price of the warrants.

The number of shares issuable upon the exercise of outstanding warrants, and the proceeds upon the exercise of such warrants, will be lower if a warrant holder elects to exercise on a cashless basis.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 15. Fair Value Measurement

Valuation Hierarchy

The FASB’s accounting standard for fair value measurements establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Cash and cash equivalents were carried at fair value measured on a recurring basis as follows:

		Fair Value Measurements
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2011	$44,672,587	$44,672,587	$-	$-
December 31, 2010	$23,173,352	$23,173,352	$-	$-

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the year ended December 31, 2011.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Years Ended December 31,
	2011	2010
Fair value, beginning of period	$-	$566,451
Reclassification of derivative liability to equity	-	(566,451)
Net unrealized loss on derivative financial instruments	-	-
Ending balance	$-	$-

Note 16.    Commitments

Operating Lease Obligations.    The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through December 2020.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

As of December 31, 2011, total future operating lease obligations were as follows:

Years Ending December 31,
2012	$7,317,168
2013	5,962,987
2014	4,446,568
2015	3,528,887
2016	2,298,367
Thereafter	1,694,841
$25,248,818

Rent expense for the years ended December 31, 2011, 2010 and 2009 totaled approximately $5,566,000, $3,280,000 and $2,614,000, respectively.

In March 2007, the Company entered into a lease agreement for its corporate offices (the “Original Space”). In August 2007, the Company signed a lease amendment adding approximately 25,000 square feet (the “Additional Space”) and extending the lease term. The new lease term commenced in October 2007 and terminates six years from the date of commencement with an option to renew for an additional five-year term. The Company’s annual rent payments totaled approximately $558,000 in 2011 and will remain at that level through May 2012, before increasing to approximately $590,000 through the end of the lease in September 2013.

The landlord provided the Company with certain incentives as an inducement to enter the lease agreements. These incentives included (i) an allowance of $163,330 for leasehold improvements on the Original Space, (ii) an allowance of $200,000 for leasehold improvements on the Additional Space, and (iii) an initial six-month rent-free period on half of the Additional Space. Leasehold improvements funded by the landlord have been (i) capitalized and are being amortized over the remaining lease term and (ii) recognized as deferred rent and amortized ratably over the term of the lease. The economic value of the rent-free period is also recognized as deferred rent and amortized ratably over the term of the lease. Current and long term balances totaled $104,206 and $86,820 at December 31, 2011.

Capital Lease Obligations. We have entered into capital leases to acquire network and customer premise equipment expiring through March 2017. In December 2011, we entered into an agreement with Cisco Capital to acquire equipment related to our information technology infrastructure. The lease commences when all of the equipment has been received and installed. We expect the lease to commence in the second quarter of 2012. The total lease obligation is approximately $2,100,000 and will be paid in various installments over a 60 month period.

As of December 31, 2011, total future capital lease obligations were as follows:

Years Ending December 31,
2012	$401,559
2013	475,932
2014	454,529
2015	620,560
2016	620,560
Thereafter	155,140
$2,728,280

Other. In December 2011, we entered into a one year information technology infrastructure support agreement. The agreement is expected to commence in the second quarter of 2012. The monthly payments are approximately $43,000 and expected to be paid through the first quarter of 2013.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 17. Quarterly Financial Information (unaudited)

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

Revenues	$4,244,217	$4,868,539	$5,080,650	$5,452,487
Operating Expenses	5,795,819	6,553,974	6,489,388	6,855,155
Operating Loss	(1,551,602)	(1,685,435)	(1,408,738)	(1,402,668)
Net Loss	(1,531,773)	(1,306,532)	(1,387,154)	(1,377,548)
Net loss per common share – basic and diluted	(0.04)	(0.04)	(0.04)	(0.04)
Weighted average number of shares outstanding – basic and diluted	34,668,162	34,914,818	35,004,822	37,890,751

	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011

Revenues	$5,953,013	$6,581,059	$6,775,892	$7,184,773
Operating Expenses	7,466,710	8,438,318	9,404,962	10,349,275
Operating Loss	(1,513,697)	(1,857,259)	(2,629,070)	(3,164,502)
Net Loss	(1,512,584)	(812,396)	(2,620,411)	(2,079,716)
Net loss per common share – basic and diluted	(0.04)	(0.02)	(0.05)	(0.04)
Weighted average number of shares outstanding – basic and diluted	42,209,682	42,638,966	51,599,165	53,579,906

Quarterly results for 2011 reflect the purchase price adjustment for the One Velocity acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the fourth quarter of the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

On Internal Control over Financial Reporting

To the Audit Committee of the

Board of Directors and Shareholders of

Towerstream Corporation

We have audited Towerstream Corporation's (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, Towerstream Corporation maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010 and 2009 of the Company and our report dated March 14, 2012 expressed an unqualified opinion on those financial statements.

/s/ Marcum llp

Marcum llp

New York, NY

March 14, 2012

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in the proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 11. Executive Compensation.

The information required by this item will be set forth in the proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in the proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
2.1	Agreement of Merger and Plan of Reorganization, dated January 12, 2007, by and among University Girls Calendar, Ltd., Towerstream Acquisition, Inc. and Towerstream Corporation (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).
3.1	Certificate of Incorporation of University Girls Calendar, Ltd. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of University Girls Calendar, Ltd. filed with the Securities and Exchange Commission on January 5, 2007).
3.2	Certificate of Amendment to Certificate of Incorporation of University Girls Calendar, Ltd., changing the Company’s name to Towerstream Corporation (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on November 12, 2010).
3.4	By-Laws of Towerstream Corporation (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).
3.5 4.1	Amendment No. 1 to the By-Laws of Towerstream Corporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on August 30, 2007). Rights Agreement dated as of November 9, 2010 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on November 12, 2010).
10.1*	Towerstream Corporation 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).
10.2*	Form of 2007 Equity Compensation Plan Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).
10.3*	Form of 2007 Equity Compensation Plan Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).
10.4	Form of Directors and Officers Indemnification Agreement (Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).
10.5*	Towerstream Corporation 2007 Incentive Stock Plan (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form SB-2 (File No. 333-142032) of Towerstream Corporation initially filed with the Securities and Exchange Commission on April 11, 2007).
10.6	Form of Placement Agent Agreement for June 2007 Offering (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form SB-2 (333-142032) of Towerstream Corporation filed with the Securities and Exchange Commission on April 11, 2007).
10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB-2 (333-142032) of Towerstream Corporation filed with the Securities and Exchange Commission on April 11, 2007).
10.8	Employment Agreement, dated December 21, 2007, between Towerstream Corporation and Jeffrey M. Thompson (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on December 31, 2007).
10.9	Office Lease Agreement dated March 21, 2007 between Tech 2, 3, & 4 LLC (Landlord) and Towerstream Corporation (Tenant). (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 18, 2009).
10.10	First Amendment to Office Lease dated August 8, 2007, amending Office Lease Agreement dated March, 21 2007. (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 18, 2009).
10.11**	2008 Non-Employee Directors Compensation Plan (Incorporated by reference to Exhibit B to the Proxy Statement on Schedule 14A of Towerstream Corporation filed with the Securities and Exchange Commission on September 14, 2010).
10.12**	Amendment to Employment Agreement of Jeffrey M. Thompson (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 2011).
10.13**	Amendment to Employment Agreement of Jeffrey M. Thompson (Incorporated by reference to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on January 13, 2012).

10.14**	2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A of Towerstream Corporation filed with the Securities and Exchange Commission on September 14, 2010).
14.1	Code of Ethics and Business Conduct (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 17, 2011).
21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 on Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 17, 2009).
23.1	Consent of Marcum LLP.
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer.

*	Management compensatory plan
**	Management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: March 14, 2012	By:	/s/ Jeffrey M. Thompson
Jeffrey M. Thompson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joseph P. Hernon
Joseph P. Hernon Chief Financial Officer (Prinicpal Financial Officer and Prinicpal Accouting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Jeffrey M. Thompson
	Director, Chief Executive Officer and President	March 14, 2012
Jeffrey M. Thompson	(Principal Executive Officer)

/s/ Joseph P. Hernon
	Chief Financial Officer	March 14, 2012
Joseph P. Hernon	(Principal Financial Officer and
Principal Accounting Officer)
/s/ Philip Urso
	Director - Chairman of the Board of Directors	March 14, 2012
Philip Urso

/s/ Howard L. Haronian, M.D.
	Director	March 14, 2012
Howard L. Haronian, M.D.

/s/ William J. Bush
	Director	March 14, 2012
William J. Bush

/s/ Paul Koehler
	Director	March 14, 2012
Paul Koehler

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement of Merger and Plan of Reorganization, dated January 12, 2007, by and among University Girls Calendar, Ltd., Towerstream Acquisition, Inc. and Towerstream Corporation (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).
3.1	Certificate of Incorporation of University Girls Calendar, Ltd. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of University Girls Calendar, Ltd. filed with the Securities and Exchange Commission on January 5, 2007).
3.2	Certificate of Amendment to Certificate of Incorporation of University Girls Calendar, Ltd., changing the Company’s name to Towerstream Corporation (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on November 12, 2010).
3.4	By-Laws of Towerstream Corporation (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).
3.5 4.1	Amendment No. 1 to the By-Laws of Towerstream Corporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on August 30, 2007). Rights Agreement dated as of November 9, 2010 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on November 12, 2010).
10.1*	Towerstream Corporation 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).
10.2*	Form of 2007 Equity Compensation Plan Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).
10.3*	Form of 2007 Equity Compensation Plan Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).
10.4	Form of Directors and Officers Indemnification Agreement (Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).
10.5*	Towerstream Corporation 2007 Incentive Stock Plan (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form SB-2 (File No. 333-142032) of Towerstream Corporation initially filed with the Securities and Exchange Commission on April 11, 2007).
10.6	Form of Placement Agent Agreement for June 2007 Offering (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form SB-2 (333-142032) of Towerstream Corporation filed with the Securities and Exchange Commission on April 11, 2007).
10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB-2 (333-142032) of Towerstream Corporation filed with the Securities and Exchange Commission on April 11, 2007).
10.8	Employment Agreement, dated December 21, 2007, between Towerstream Corporation and Jeffrey M. Thompson (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on December 31, 2007).
10.9	Office Lease Agreement dated March 21, 2007 between Tech 2, 3, & 4 LLC (Landlord) and Towerstream Corporation (Tenant). (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 18, 2009).
10.10	First Amendment to Office Lease dated August 8, 2007, amending Office Lease Agreement dated March, 21 2007. (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 18, 2009).
10.11**	2008 Non-Employee Directors Compensation Plan (Incorporated by reference to Exhibit B to the Proxy Statement on Schedule 14A of Towerstream Corporation filed with the Securities and Exchange Commission on September 14, 2010).
10.12**	Amendment to Employment Agreement of Jeffrey M. Thompson (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 2011).
10.13**	Amendment to Employment Agreement of Jeffrey M. Thompson (Incorporated by reference to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on January 13, 2012).

10.14**	2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A of Towerstream Corporation filed with the Securities and Exchange Commission on September 14, 2010).
14.1	Code of Ethics and Business Conduct (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 17, 2011).
21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 on Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 17, 2009).
23.1	Consent of Marcum LLP.
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer.

*	Management compensatory plan
**	Management contract