Form 10-K/A
period 2011-12-31
TOWERSTREAM CORP
filed 2012-04-30
CIK 1349437

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2012 (the “Original Filing”), for the sole purpose of including the information required by Part III. This information was permitted to have been incorporated by reference from our definitive proxy statement for our 2012 annual meeting of stockholders, if such proxy statement had been filed with the SEC within 120 days of our 2011 fiscal year-end.

As a result of this Amendment No. 1, we are also filing as exhibits the certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 does not change any of the information contained in the Original Filing. Other than as specifically set forth herein, this Amendment No. 1 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names, ages, and positions of the current directors and executive officers of Towerstream Corporation (“Towerstream”, “we”, “us”, “our” or the “Company”). Our directors hold office for one-year terms until the following annual meeting of stockholders and until his or her successor has been elected and qualified or until the director’s earlier resignation or removal. Officers are elected annually by the Board of Directors (the “Board”) and serve at the discretion of the Board.

Name	Age	Position
Jeffrey M. Thompson	47	President, Chief Executive Officer and Director
Philip Urso	53	Chairman of the Board of Directors
Joseph P. Hernon	52	Chief Financial Officer
Melvin L. Yarbrough, Jr.	46	Chief Operating Officer
Howard L. Haronian, M.D.(1)(2)(3)	50	Director
Paul Koehler(1)(3)	52	Director
William J. Bush(1)(2)	47	Director

(1) Member of our Audit Committee.

(2) Member of our Compensation Committee.

(3) Member of our Nominating Committee.

The biographies below include information related to service by the persons below to Towerstream Corporation and our subsidiary, Towerstream I, Inc. On January 4, 2007, we merged with and into a wholly-owned Delaware subsidiary for the sole purpose of changing our state of incorporation to Delaware. On January 12, 2007, a wholly-owned subsidiary of ours completed a reverse merger with and into a private company, Towerstream Corporation, with Towerstream Corporation (the private company) being the surviving company and becoming a wholly-owned subsidiary of ours. Upon closing of the merger, we discontinued our former business and succeeded to the business of Towerstream Corporation as our sole line of business. At the same time, we also changed our name to Towerstream Corporation and, our newly acquired subsidiary, Towerstream Corporation, changed its name to Towerstream I, Inc.

Jeffrey M. Thompson co-founded Towerstream I, Inc. in December 1999 with Philip Urso. Mr. Thompson has served as a director since inception and as chief operating officer from inception until November 2005 when Mr. Thompson became president and chief executive officer. Since becoming a public entity in January 2007, Mr. Thompson has been our president, chief executive officer and a director. In 1995, Mr. Thompson co-founded and was vice president of operations of EdgeNet Inc., a privately held Internet service provider (which was sold to Citadel Broadcasting Corporation in 1997 and became eFortress (“eFortress”)) through 1999. Mr. Thompson holds a B.S. degree from the University of Massachusetts. Mr. Thompson was appointed to the Board due to his significant experience in the wireless broadband industry, his familiarity with the Company, as well as his extensive business management expertise.

Philip Urso co-founded Towerstream I, Inc. in December 1999 with Jeffrey M. Thompson. Mr. Urso has served as a director and chairman since inception and as chief executive officer from inception until November 2005. Since becoming a public entity in January 2007, Mr. Urso has been our chairman and a director. In 1995, Mr. Urso co-founded eFortress and served as its president through 1999. From 1983 until 1997, Mr. Urso owned and operated a group of radio stations. In addition, Mr. Urso co-founded the regional cell-tower company, MCF Communications, Inc. Mr. Urso was appointed to the Board due to his significant experience in the wireless broadband industry, his familiarity with the Company, as well as his extensive business management expertise.

Joseph P. Hernon has been our chief financial officer, principal financial officer and principal accounting officer since joining Towerstream in May 2008. From November 2007 until May 2008, Mr. Hernon was a financial consultant to a high technology company. From November 2005 until October 2007, Mr. Hernon served as the chief financial officer of Aqua Bounty Technologies Inc., a biotechnology company dedicated to the improvement of productivity in the aquaculture industry through the application of biotechnology. From August 1996 until October 2005, Mr. Hernon served as vice president, chief financial officer and secretary of Boston Life Sciences Inc., a biotechnology company focused on developing therapeutics and diagnostics for central nervous system diseases. From January 1987 until August 1996, Mr. Hernon held various positions while employed at PriceWaterhouseCoopers LLP, an international accounting firm. Mr. Hernon is a certified public accountant and holds a B.S. degree in Business Administration from the University of Lowell, Massachusetts and a M.S. degree in Accounting from Bentley College in Waltham, MA.

Melvin L. Yarbrough, Jr. has been our chief operating officer since November 2010. Mr. Yarbrough has been employed by Towerstream since April 2007, serving as Vice President of Sales until his appointment as chief revenue officer in August 2008. Mr. Yarbrough came to Towerstream from Hoovers (Dun and Bradstreet) (“D&B”), where he first served as Vice President of Business Development and then Vice President of Subscription Sales from 2005 until 2007. Prior to joining D&B, Mr. Yarbrough spent nearly a decade in several executive sales positions, including serving as Senior Vice President of Sales, Marketing and Alliance Channel at StarCite, an on-demand global meetings management company, and as Vice President of Sales at Handango, a handheld and wireless software solutions company. Mr. Yarbrough holds a B.A. degree in Economics from Southern Methodist University and a J.D. degree from Vanderbilt University School of Law.

Howard L. Haronian, M.D., has served as a director of Towerstream I, Inc. since inception in December 1999. Since becoming a public entity in January 2007, Dr. Haronian has been a director. Dr. Haronian is an interventional cardiologist and has been president of Cardiology Specialists, Ltd. of Rhode Island since 1994. Dr. Haronian has served on the clinical faculty of the Yale School of Medicine since 1994. Dr. Haronian graduated from the Yale School of Management Program for Physicians in 1999. Dr. Haronian has directed the Cardiac Catheterization program at The Westerly Hospital since founding the program in 2003. Dr. Haronian was appointed to the Board due to his extensive knowledge of the Company’s operations since its founding and his executive level experience at other organizations.

Paul Koehler has been a director since January 2007. Mr. Koehler has served as vice president of corporate development of Pacific Ethanol, Inc. (NasdaqGM: PEIX) since June 2005. Mr. Koehler has over twenty years of experience in the power and renewable fuels industries and in marketing, trading and project development. Prior to working for Pacific Ethanol Inc., from 2001 to 2005, Mr. Koehler developed wind power projects for PPM Energy Inc., a wind power producer and marketer. Mr. Koehler was president and co-founder of Kinergy LLC, a consulting firm focused on renewable energy, project development and risk management from 1993 to 2003. During the 1990s, Mr. Koehler worked for Portland General Electric Company and Enron Corp. in power marketing and energy trading. Mr. Koehler holds a B.A. degree from the Honors College at the University of Oregon. Mr. Koehler currently serves on the board of directors of Oregon College of Art and Craft, a private art college, and has been a director thereof since 2009. Mr. Koehler also served on the board of directors of Oregon College of Art and Craft from 2005 to 2007. Mr. Koehler was appointed to the Board due to his experience as an executive at other public companies and as a director of other organizations.

William J. Bush has been a director since January 2007. Since January 2010, Mr. Bush has served as the chief financial officer of Borrego Solar Systems, Inc., which is one of the nation’s leading financiers, designers and installers of commercial and government grid-connected solar electric power systems. From October 2008 to December 2009, Mr. Bush served as the chief financial officer of Solar Semiconductor, Ltd., a private vertically integrated manufacturer and distributor of quality photovoltaic modules and systems targeted for use in industrial, commercial and residential applications with operations in India helping it reach $100 million in sales in its first 15 months of operation. From January 2006 through December 2007, Mr. Bush served as chief financial officer of ZVUE Corporation (formerly known as Handheld Entertainment, Inc. (Pink Sheets: ZVUE.PK)), a distributor of user generated content. Prior to that, Mr. Bush served as chief financial officer and corporate controller for a number of high growth software and online media companies as well as being one of the founding members of Buzzsaw.com, Inc., a spinoff of Autodesk, Inc. Prior to his work at Buzzsaw.com, Mr. Bush served as corporate controller for Autodesk, Inc. (NasdaqGM: ADSK), the fourth largest software applications company in the world. His prior experience includes seven years in public accounting with Ernst & Young, and Price Waterhouse. Mr. Bush holds a B.S. degree in Business Administration from U.C. Berkeley and is a certified public accountant. Mr. Bush currently serves on the board of directors of FindEx.com (OTCBB: FIND), a Bible study software provider and has been a director since 2007. Mr. Bush was appointed to the Board because he has significant experience in finance.

Board Leadership Structure and Risk Oversight

Currently, the positions of Chief Executive Officer and Chairman of the Board are held by two different individuals. Jeffrey M. Thompson currently serves as President, Chief Executive Officer and as a member of the Board and Philip Urso serves as Chairman of the Board. Although no formal policy currently exists, the Board determined that the separation of these positions would allow Mr. Thompson to devote his time to the daily execution of the Company’s business strategies and Mr. Urso to devote his time to the long-term strategic direction of the Company.

Our Audit Committee is primarily responsible for overseeing our risk management processes on behalf of our Board. The Audit Committee receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our Company’s assessment of risks. In addition, the Audit Committee reports regularly to the full Board which also considers our risk profile. The Audit Committee and the full Board focus on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s tolerance for risk. While the Board oversees our Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach to address the risks facing our Company.

Directorships

Except as otherwise reported above, none of our directors held directorships in other reporting companies or registered investment companies at any time during the past five years.

Family Relationships

Except for Howard L. Haronian, M.D. and Philip Urso, who are cousins, there are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•	Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission (“SEC”), or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•	Been the subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Audit Committee

The Audit Committee is comprised of three directors: William J. Bush, Howard L. Haronian, M.D., and Paul Koehler. Mr. Bush is the Chairman of the Audit Committee. The Audit Committee’s duties include recommending to our Board the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for our annual audit and the results of audit examinations performed by independent public accountants, including their recommendations to improve our system of accounting and our internal control over financial reporting. The Audit Committee oversees the independent auditors, including their independence and objectivity. However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors. The Audit Committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the Audit Committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors. Each of our Audit Committee members possesses an understanding of financial statements and generally accepted accounting principles. The Board has determined that Mr. Bush is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The designation of Mr. Bush as an “audit committee financial expert” will not impose on him any duties, obligations or liability that are greater than those that are generally imposed on him as a member of our Audit Committee and our Board, and his designation as an “audit committee financial expert” will not affect the duties, obligations or liability of any other member of our Audit Committee or Board.

Compensation Committee

The Compensation Committee is comprised of two directors: Howard L. Haronian, M.D., and William J. Bush. Dr. Haronian is the Chairman of the Compensation Committee. The Compensation Committee has certain duties and powers as described in its charter, including but not limited to periodically reviewing and approving our salary and benefits policies, compensation of executive officers, administering our stock option plans, and recommending and approving grants of stock-based awards under such plans.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is an officer or employee of our Company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one of more executive officers serving on our Board or Compensation Committee.

Nominating Committee

The Nominating Committee is comprised of two directors: Howard L. Haronian, M.D., and Paul Koehler. Dr. Haronian is the Chairman of the Nominating Committee. The Nominating Committee considers and makes recommendations on matters related to the practices, policies and procedures of the Board and takes a leadership role in shaping our corporate governance. As part of its duties, the Nominating Committee assesses the size, structure and composition of the Board and its committees, and coordinates the evaluation of Board performance. The Nominating Committee also acts as a screening and nominating committee for candidates considered for election to the Board.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Compensation of Directors

The following table summarizes the compensation awarded during the fiscal year ended December 31, 2011 to our directors who are not named executive officers in the summary compensation table below:

Name	Fees Earned or Paid in Cash	Option Awards (1)(2)	Total
Philip Urso	$60,000	$133,327	$193,327
Howard L. Haronian, M.D.	$55,000	$133,327	$188,327
Paul Koehler	$50,000	$133,327	$183,327
William J. Bush	$55,000	$133,327	$188,327

(1)	Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. Our policy and assumptions made in the valuation of share-based payments are contained in Note 10 to our December 31, 2011 financial statements included in the Original Filing.

(2)	Option awards relate to the issuance in 2011 of options to purchase 50,000 shares each for Messrs. Urso, Koehler and Bush, and Dr. Haronian.

Pursuant to the 2008 Non-Employee Directors Compensation Plan, each non-employee director is entitled to receive periodic grants of ten-year options to purchase 50,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. An initial grant is made upon such non-employee director’s election or appointment to our Board and thereafter annually on the first business day in June, subject to such director remaining on the Board. Non-employee directors also receive $50,000 per annum in cash. In connection with the additional responsibilities associated with such positions, the Chairman of the Board will receive an additional $10,000 per year, and the Chairman of the Audit and Compensation Committees will each receive an additional $5,000 per year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the year ended December 31, 2011, except that (i) Jeffrey M. Thompson, our Chief Executive Officer, failed to timely file a Form 4 reporting the grant of an option to purchase shares of our common stock on June 24, 2011, (ii) Joseph P. Hernon, our Chief Financial Officer, failed to timely file Form 4’s reporting the issuance of restricted stock on January 3, 2011 and the grant of an option to purchase shares of our common stock on June 24, 2011, (iii) Melvin L. Yarbrough, Jr., our Chief Operating Officer, failed to timely file Form 4’s reporting the issuance of restricted stock on January 3, 2011 and the grant of an option to purchase shares of our common stock on June 24, 2011, and (iv) Paul Koehler, our director, failed to timely file Form 4’s reporting the exercise of an option to purchase shares of our common stock on May 24, 2011 and the sale of common stock on May 31, 2011.

Code of Ethics and Business Conduct

Our Board has adopted a code of ethics and business conduct that establishes the standards of ethical conduct applicable to all directors, officers and employees of Towerstream Corporation. The code of ethics and business conduct addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures, and internal control over financial reporting, corporate opportunities and confidentiality requirements. The Audit Committee is responsible for applying and interpreting our code of ethics and business conduct in situations where questions are presented to it. There were no amendments or waivers to our code of ethics and business conduct in fiscal year 2011. Our code of ethics and business conduct is available for review on our website at www.towerstream.com. We will provide a copy of our code of ethics and business conduct free of charge to any person who requests a copy. Requests should be directed by e-mail to Joseph P. Hernon, our Chief Financial Officer, at jhernon@towerstream.com, by mail to Towerstream Corporation, 55 Hammarlund Way, Middletown, Rhode Island 02842, or by telephone at (401) 848-5848.

Item 11. Executive Compensation.

Compensation Committee Report

Under the rules of the Securities and Exchange Commission (“SEC”), this Compensation Committee Report is not deemed to be incorporated by reference by any general statement incorporating this Annual Report by reference into any filings with the SEC.

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on this review and these discussions, the Compensation Committee recommended to the Board of Directors that the following Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Submitted by the Compensation Committee
Howard L. Haronian, M.D., Chairman

William J. Bush

Compensation Discussion and Analysis

 The following discussion and analysis of compensation arrangements of our named executive officers for 2011 should be read together with the compensation tables and related disclosures set forth below.

We believe our success depends on the continued contributions of our named executive officers. Personal relationships and experience are very important in our industry. Our named executive officers are primarily responsible for many of our critical business development relationships. The maintenance of these relationships is critical to ensuring our future success as is experience in managing these relationships. Therefore, it is important to our success that we retain the services of these individuals and prevent them from competing with us should their employment with us terminate.

General Philosophy

Our overall compensation philosophy is to provide an executive compensation package that enables us to attract, retain and motivate executive officers to achieve our short-term and long-term business goals. The goals of our compensation program are to align remuneration with business objectives and performance, and to enable us to retain and competitively reward executive officers who contribute to the long-term success of the Company. We attempt to pay our executive officers competitively in order that we will be able to retain the most capable people in the industry. In making executive compensation and other employment compensation decisions, the Compensation Committee considers achievement of certain criteria, some of which relate to our performance and others of which relate to the performance of the individual employee. Awards to executive officers are based on achievement of Company and individual performance criteria.

The Compensation Committee will evaluate our compensation policies on an ongoing basis to determine whether they enable us to attract, retain and motivate key personnel. To meet these objectives, the Compensation Committee may from time to time increase salaries, award additional stock grants or provide other short and long-term incentive compensation to executive officers and other employees.

Compensation Program & Forms of Compensation

We provide our executive officers with a compensation package consisting of base salary, bonus, equity incentives and participation in benefit plans generally available to other employees. In setting total compensation, the Compensation Committee considers individual and company performance, as well as market information regarding compensation paid by other companies in our industry.

Base Salary. Salaries for our executive officers are initially set based on negotiation with individual executive officers at the time of recruitment and with reference to salaries for comparable positions in the industry for individuals of similar education and background to the executive officers being recruited. We also consider the individual’s experience, reputation in his industry and expected contributions to the Company. Base salary is continuously evaluated by competitive pay and individual job performance. In each case, we take into account the results achieved by the executive, his future potential, scope of responsibilities and experience, and competitive salary practices. In some circumstances our executive officers have elected to take less than market salaries.  These salaries may be increased in the future to market conditions with a competitive base salary that is in line with his role and responsibilities when compared to peer companies of comparable size in similar locations.

Bonuses. We design our bonus programs to be both affordable and competitive in relation to the market. Our bonus program is designed to motivate employees to achieve overall goals. Our programs are designed to avoid entitlements, to align actual payouts with the actual results achieved and to be easy to understand and administer. The Compensation Committee and the executive officer work together to establish targets and goals for the executive officer. Upon completion of the fiscal year, the Compensation Committee assesses the executive officer’s performance and with input from management determines the achievement of the bonus targets and the amount to be awarded within the parameters of the executive officer’s agreement with us.

Equity-Based Rewards

We design our equity programs to be both affordable and competitive in relation to the market. We monitor the market and applicable accounting, corporate, securities and tax laws and regulations and adjust our equity programs as needed. Stock options and other forms of equity compensation are designed to reflect and reward a high level of sustained individual performance over time. We design our equity programs to align employees’ interests with those of our stockholders.

 Timing of Equity Awards

The Board has authorized the Compensation Committee to approve stock option grants to our executive officers. Stock options are generally granted at scheduled meetings of the Compensation Committee. The exercise price of a newly granted option is the closing price of our common stock on the date of grant.

Benefits Programs

We design our benefits programs to be both affordable and competitive in relation to the market while conforming with local laws and practices. We monitor the market, local laws and practices and adjust our benefits programs as needed. We design our benefits programs to provide an element of core benefits, and to the extent possible, offer options for additional benefits, and balance costs and cost sharing between us and our employees.

 Tax and Accounting Considerations

In the review and establishment of our compensation programs, we consider the anticipated accounting and tax implications to us and our executives.

Section 162(m) of the Internal Revenue Code imposes a limit on the amount of compensation that we may deduct in any one year with respect to our chief executive officer and each of our next four most highly compensated executive officers, unless certain specific and detailed criteria are satisfied. Performance-based compensation, as defined in the Internal Revenue Code, is fully deductible if the programs are approved by stockholders and meet other requirements. We believe that grants of equity awards under our incentive-based equity option plans may qualify as performance-based for purposes of satisfying the conditions of Section 162(m), thereby permitting us to receive a federal income tax deduction, if applicable, in connection with such awards. In general, we have determined that we will not seek to limit executive compensation so that it is deductible under Section 162(m). However, from time to time, we monitor whether it might be in our interests to structure our compensation programs to satisfy the requirements of Section 162(m). We seek to maintain flexibility in compensating our executives in a manner designed to promote our corporate goals and therefore our Compensation Committee has not adopted a policy requiring all compensation to be deductible. Our Compensation Committee will continue to assess the impact of Section 162(m) on our compensation practices and determine what further action, if any, is appropriate.

Role of Executives in Executive Compensation Decisions

The Board and our Compensation Committee generally seek input from our executive officers when discussing the performance of, and compensation levels for, executives. The Compensation Committee also works with our Chief Executive Officer and our Chief Financial Officer to evaluate the financial, accounting, tax and retention implications of our various compensation programs. None of our other executives participates in deliberations relating to his compensation.

2011 Bonus Payments

Mr. Thompson. Mr. Thompson was awarded bonus payments of an aggregate of $245,156 in recognition of services performed during 2011. Of such payments, (i) $25,000 was paid on the effective date of Mr. Thompson’s amended employment agreement, (ii) $25,000 was paid as a result of our acquisition of Color Broadband Communications, Inc. (“Color Broadband”) in December 2011 and (iii) $25,000 was paid pursuant to the execution of an agreement with a large technology company. The remaining bonus payments of $170,156, constituting approximately 56% of Mr. Thompson’s salary, were awarded in part on a discretionary basis by our Compensation Committee and in part pursuant to our success in meeting certain performance-related targets consisting of revenue, EBITDA and customer churn. We define customer churn as the percentage of revenue lost on a monthly basis from customers disconnecting from our network or reducing the amount of their bandwidth. Mr. Thompson would have been paid 75% of his salary, or $225,000, had the performance-related targets been fully met.

Mr. Hernon. Mr. Hernon was awarded bonus payments of an aggregate of $115,738 in recognition of services performed during 2011. Of such payments, $25,000 was paid as a result of our acquisition of Color Broadband in December 2011. The remaining bonus payments of $90,738, constituting approximately 40% of Mr. Hernon’s salary, were awarded in part on a discretionary basis by our Compensation Committee and in part pursuant to our success in meeting certain performance-related targets consisting of revenue, EBITDA and customer churn. Mr. Hernon would have been paid 58% of his salary, or $130,500, had the performance-related targets been fully met.

Mr. Yarbrough. Mr. Yarbrough was awarded bonus payments of an aggregate of $113,066 in recognition of services performed during 2011, constituting approximately 50% of Mr. Yarbrough’s salary. Mr. Yarbrough’s bonus payments were awarded in part on a discretionary basis by our Compensation Committee and in part pursuant to our success in meeting certain performance-related targets consisting of revenue, EBITDA and the net increase in the Company’s monthly recurring revenue (“MRR”) base. Mr. Yarbrough would have been paid 58% of his salary, or $130,500, had the performance-based targets been fully met.

See “Employment Agreements and Change-in-Control Agreements” below for a discussion of our employment agreement with Mr. Thompson and our employment arrangements with Messrs. Hernon and Yarbrough.

Compensation Risk Management

We have considered the risk associated with our compensation policies and practices for all employees, and we believe we have designed our compensation policies and practices in a manner that does not create incentives that could lead to excessive risk taking that would have a material adverse effect on us.

Summary Compensation Table

The following table summarizes the annual and long-term compensation paid to our chief executive officer and our two other most highly compensated executive officers who were serving at the end of 2011, whom we refer to collectively in this Annual Report on Form-10K/A as the “named executive officers”:

Name and Principal Position	Year	Salary	Bonus		Option Awards(1)		Restricted Stock Awards(1)		Total
Jeffrey M. Thompson	2011	$301,904	$245,156	(2)	$1,135,308	(3)	$-		$1,682,368
President and Chief Executive Officer	2010	$250,227	$205,931	(4)	$-		$-		$456,158
	2009	$236,250	$114,374	(5)	$74,480	(6)	$-		$425,104

Joseph P. Hernon	2011	$226,063	$115,738	(7)	$669,491	(8)	$177,300	(9)	$1,188,592
Chief Financial Officer	2010	$198,188	$131,168	(10)	$-		$-		$329,356
	2009	$190,000	$78,788	(11)	$59,584	(12)	$-		$328,372

Melvin L. Yarbrough, Jr.	2011	$226,063	$113,066	(13)	$894,497	(14)	$177,300	(9)	$1,410,926
Chief Operating Officer	2010	$198,188	$125,473	(15)	$-		$-		$323,661
	2009	$190,000	$62,133	(16)	$59,584	(12)	$-		$311,717

(1)	Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. Our policy and assumptions made in the valuation of share-based payments are contained in Note 10 to our December 31, 2011 financial statements.

(2)	Mr. Thompson was awarded $184,688 in 2011 in recognition of services performed during 2011 and Mr. Thompson was awarded $60,468 in April 2012 in recognition of services performed in 2011.

(3)	On June 24, 2011, Mr. Thompson received a ten-year option to purchase 100,000 shares of our common stock at an exercise price of $4.94 per share in recognition of services performed during 2011, with one-third of the options vesting on June 24, 2012 and the remaining options vesting in quarterly installments over the subsequent two years.

On July 7, 2011, Mr. Thompson was granted a ten-year option to purchase 132,000 shares of our common stock at an exercise price of $5.25 per share. These options were granted in six tranches of 22,000 options and each tranche begins vesting based on the closing of the next six acquisitions by the Company. The first tranche began vesting on December 2, 2011 when the Company completed the acquisition of Color Broadband, and will vest in quarterly installments over a two year period. The remaining five tranches will vest in the same manner based on when the remaining five acquisitions are completed. The vesting of the remaining five tranches will begin only when the Company completes each subsequent acquisition.

On July 7, 2011, Mr. Thompson was granted a ten-year option to purchase 175,000 shares of our common stock at an exercise price of $5.25 per share. These options were granted in six tranches and each tranche begins vesting based on the execution of the next six backhaul contracts executed by the Company. The first tranche of 50,000 options began vesting on March 29, 2012 when the Company executed a backhaul contract with a national wireless carrier. The first tranche vests on a quarterly basis over the two year period following the execution of the first backhaul contract. The remaining 125,000 options consist of five tranches of 25,000 options and each tranche begins vesting based on the execution of the next subsequent five backhaul contracts. The remaining five tranches will vest in the same manner based on when the remaining five backhaul contracts are executed. The vesting of the remaining five tranches will begin only when the Company executes each subsequent backhaul contract.

(4)	Mr. Thompson was awarded $126,803 in 2010 in recognition of services performed during 2010 and Mr. Thompson was awarded $79,128 in February 2011 in recognition of services performed in 2010.

(5)	Consists of $78,782 paid in cash and $35,592 paid in common stock. Mr. Thompson was awarded $41,506 in cash and $23,167 in common stock in 2009 in recognition of services performed during 2009 and Mr. Thompson was awarded $37,276 in cash and $12,425 in common stock in February 2010 in recognition of services performed during 2009.

(6)	Represents a ten-year option to purchase 125,000 shares of our common stock at an exercise price of $0.78 per share granted on May 6, 2009 in recognition of services performed during 2009. Such option vests quarterly over an 18 month period beginning on August 6, 2009.

(7)	Mr. Hernon was awarded $58,725 in 2011 in recognition of services performed during 2011 and Mr. Hernon was awarded $25,000 in January 2012 and $32,013 in April 2012 in recognition of services performed in 2011.

(8)	On June 24, 2011, Mr. Hernon received a ten-year option to purchase 60,000 shares of our common stock at an exercise price of $4.94 per share in recognition of services performed during 2011, with one-third of the options vesting on June 24, 2012 and the remaining options vesting in quarterly installments over the subsequent two years.

On July 7, 2011, Mr. Hernon was granted a ten-year option to purchase 96,000 shares of our common stock at an exercise price of $5.25 per share. These options were granted in six tranches of 16,000 options and each tranche begins vesting based on the closing of the next six acquisitions by the Company. The first tranche began vesting on December 2, 2011 when the Company completed the acquisition of Color Broadband. One-third of the first tranche will vest on the one year anniversary (December 2, 2012) with the remaining two-thirds vesting ratably on a quarterly basis over the following two years (through December 2, 2014). The remaining five tranches will vest in the same manner based on when the remaining five acquisitions are completed. The vesting of the remaining five tranches will begin only when the Company completes each subsequent acquisition.

On July 7, 2011, Mr. Hernon was granted a ten-year option to purchase 82,500 shares of our common stock at an exercise price of $5.25 per share. These options were granted in six tranches and each tranche begins vesting based on the execution of the next six backhaul contracts executed by the Company. The first tranche of 20,000 options began vesting on March 29, 2012 when the Company executed a backhaul contract with a national wireless carrier. The first tranche vests on a quarterly basis over the two year period following the execution of the first backhaul contract. The remaining 62,500 options consist of five tranches of 12,500 options and each tranche begins vesting based on the execution of the next subsequent five backhaul contracts. The remaining five tranches will vest in the same manner based on when the remaining five backhaul contracts are executed. The vesting of the remaining five tranches will begin only when the Company executes each subsequent backhaul contract.

(9)	Represents a restricted stock award of 45,000 shares of common stock granted on January 3, 2011, which vests as to one-third of the shares subject to the restricted stock award annually, commencing January 3, 2012.

(10)	Mr. Hernon was awarded $81,477 in 2010 in recognition of services performed during 2010 and Mr. Hernon was awarded $49,691 in February 2011 in recognition of services performed in 2010.

(11)	Consists of $59,091 paid in cash and $19,697 paid in common stock. Mr. Hernon was awarded $31,969 in cash and $10,656 in common stock in 2009 in recognition of services performed during 2009 and Mr. Hernon was awarded $27,122 in cash and $9,041 in common stock in February 2010 in recognition of services performed during 2009.

(12)	Represents a ten-year option to purchase 100,000 shares of our common stock at an exercise price of $0.78 per share granted on May 6, 2009 in recognition of services performed during 2009. Such option vests quarterly over an 18 month period beginning on August 6, 2009.

(13)	Mr. Yarbrough was awarded $77,995 in 2011 in recognition of services performed during 2011 and Mr. Yarbrough was awarded $35,071 in April 2012 in recognition of services performed in 2011.

(14)	On June 24, 2011, Mr. Yarbrough received a ten-year option to purchase 60,000 shares of our common stock at an exercise price of $4.94 per share in recognition of services performed during 2011, with one-third of the options vesting on June 24, 2012 and the remaining options vesting in quarterly installments over the subsequent two years.

On July 7, 2011, Mr. Yarbrough was granted a ten-year option to purchase 72,000 shares of our common stock at an exercise price of $5.25 per share. These options were granted in six tranches of 12,000 options and each tranche begins vesting based on the closing of the next six acquisitions by the Company. A portion of the grant associated with each acquisition may be forfeited based on how many acquired customers have been retained as of the six month date following the closing of each respective acquisition. The first tranche began vesting on December 2, 2011 when the Company completed the acquisition of Color Broadband. One-eighth of the first tranche will vest on the nine month anniversary (September 2, 2012) with the remaining seven-eighths vesting ratably on a quarterly basis through June 2, 2014. The remaining five tranches will vest in the same manner based on when the remaining five acquisitions are completed. The vesting of the remaining five tranches will begin only when the Company completes each subsequent acquisition.

On July 7, 2011, Mr. Yarbrough was granted a ten-year option to purchase 187,500 shares of our common stock at an exercise price of $5.25 per share. These options were granted in six tranches and each tranche begins vesting based on the execution of the next six backhaul contracts executed by the Company. The first tranche of 100,000 options began vesting on March 29, 2012 when the Company executed a backhaul contract with a national wireless carrier. The first tranche vests on a quarterly basis over the two year period following the execution of the first backhaul contract. The remaining 87,500 options consist of five tranches of 17,500 options and each tranche begins vesting based on the execution of the next subsequent five backhaul contracts. The remaining five tranches will vest in the same manner based on when the remaining five backhaul contracts are executed. The vesting of the remaining five tranches will begin only when the Company executes each subsequent backhaul contract.

(15)	Mr. Yarbrough was awarded $77,409 in 2010 in recognition of services performed during 2010 and Mr. Yarbrough was awarded $48,064 in February 2011 in recognition of services performed in 2010.

(16)	Consists of $46,600 paid in cash and $15,533 paid in common stock. Mr. Yarbrough was awarded $26,104 in cash and $8,701 in common stock in 2009 in recognition of services performed during 2009 and Mr. Yarbrough was awarded $20,496 in cash and $6,832 in common stock in February 2010 in recognition of services performed during 2009.

Grants of Plan-Based Awards

The following table summarizes the stock option and restricted stock awards to our named executive officers as of December 31, 2011:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Share)(1)	Grant Date Fair Value of Stock and Option Awards($)(2)
Jeffrey M. Thompson	6/24/11	-	100,000	$4.94	$264,420
	7/7/11	-	132,000	$5.25	$371,801
	7/7/11	-	175,000	$5.25	$499,087

Joseph P. Hernon	1/3/11	45,000	-	-	$177,300
	6/24/11	-	60,000	$4.94	$158,652
	7/7/11	-	96,000	$5.25	$275,283
	7/7/11	-	82,500	$5.25	$235,556

Melvin L. Yarbrough, Jr.	1/3/11	45,000	-	-	$177,300
	6/24/11	-	60,000	$4.94	$158,652
	7/7/11	-	72,000	$5.25	$204,646
	7/7/11	-	187,500	$5.25	$531,199

(1)	The exercise price of the stock options awarded was determined in accordance with the stock option plans, which provides that the exercise price for an option granted be the closing sale price for our common stock as quoted on the NASDAQ Capital Market on the date of grant.

(2)	Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. Our policy and assumptions made in the valuation of share-based payments are contained in Note 10 to our December 31, 2011 financial statements included in the Original Filing.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards to our named executive officers as of December 31, 2011:

	Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Jeffrey M. Thompson	280,309 (1)	-	$0.78	2/27/13
	175,193 (2)	-	$1.14	12/14/14
	175,193 (3)	-	$1.43	4/28/15
	75,000 (4)	-	$9.74	2/13/12
	12,010 (5)	-	$2.00	12/2/17
	11,032 (6)	-	$2.00	3/2/18
	75,000 (7)	-	$0.69	12/30/18
	18,406 (8)	-	$0.77	3/30/19
	125,000 (9)	-	$0.78	5/5/19
	-	100,000 (10)	$4.94	6/23/21
	-	132,000 (11)	$5.25	7/6/21
	-	175,000 (12)	$5.25	7/6/21

Joseph P. Hernon	138,426 (13)	-	$1.45	6/1/18
	8,334 (7)	-	$0.69	12/30/18
	66,665 (9)	-	$0.78	5/5/19
	-	60,000 (10)	$4.94	6/23/21
	-	96,000 (14)	$5.25	7/6/21
	-	82,500 (18)	$5.25	7/6/21

Melvin L. Yarbrough, Jr.	135,000 (15)	-	$7.05	5/9/17
	135,000 (16)	-	$3.70	6/28/17
	21,668 (10)	-	$1.45	6/1/18
	16,667 (7)	-	$0.69	12/30/18
	-	60,000 (10)	$4.94	6/23/21
	-	72,000 (17)	$5.25	7/6/21
	-	187,500 (19)	$5.25	7/6/21

(1)	Such option vested as to one-third of the shares subject to the option annually, commencing February 28, 2004.

(2)	Such option was fully vested and exercisable on December 15, 2004, the date of grant.

(3)	Such option was fully vested and exercisable on April 29, 2005, the date of grant.

(4)	Such option vested in equal quarterly installments over a two-year period commencing April 1, 2007.

(5)	Such option was fully vested and exercisable on December 3, 2007, the date of grant.

(6)	Such option vests as to one-third of the shares subject to the option annually, commencing March 3, 2009.

(7)	Such option vests as to one-third of the shares subject to the option annually, commencing December 31, 2009.

(8)	Such option was fully vested and exercisable on March 31, 2009, the date of grant.

(9)	Such option vested in equal quarterly installments over an 18 month period commencing August 6, 2009.

(10)	Such option vests with one-third of the shares on June 24, 2012 and the remaining options vesting in quarterly installments ratably over the subsequent two years.

(11)	Such option was granted in six tranches of 22,000 and each tranche begins vesting based on the closing of the next six acquisitions by the Company. The first tranche began vesting on December 2, 2011 when the Company completed the acquisition of Color Broadband, and will vest in quarterly installments over a two year period. The remaining five tranches will vest in the same manner based on when the remaining five acquisitions are completed. The vesting of the remaining five tranches will begin only when the Company completes each subsequent acquisition.

(12)	Such option was granted in six tranches and each tranche begins vesting based on the execution of the next six backhaul contracts executed by the Company. The first tranche of 50,000 options began vesting on March 29, 2012 when the Company executed a backhaul contract with a national wireless carrier. The first tranche vests on a quarterly basis over the two year period following the execution of the first backhaul contract. The remaining 125,000 options consist of five tranches of 25,000 options and each tranche begins vesting based on the execution of the next subsequent five backhaul contracts. The remaining five tranches will vest in the same manner based on when the remaining five backhaul contracts are executed. The vesting of the remaining five tranches will begin only when the Company executes each subsequent backhaul contract.

(13)	Such option vests as to one-third of the shares subject to the option annually, commencing June 2, 2009.

(14)	Such option was granted in six tranches of 16,000 options and each tranche begins vesting based on the closing of the next six acquisitions by the Company. The first tranche began vesting on December 2, 2011 when the Company completed the acquisition of Color Broadband. One-third of the first tranche will vest on the one year anniversary (December 2, 2012) with the remaining two-thirds vesting ratably on a quarterly basis over the following two years (through December 2, 2014). The remaining five tranches will vest in the same manner based on when the remaining five acquisitions are completed. The vesting of the remaining five tranches will begin only when the Company completes each subsequent acquisition.

(15)	Such option vests as to one-third of the shares subject to the option annually, commencing May 10, 2008.

(16)	Such option vests as to one-third of the shares subject to the option annually, commencing June 29, 2008.

(17)	Such option was granted in six tranches of 12,000 options and each tranche begins vesting based on the closing of the next six acquisitions by the Company. A portion of the grant associated with the acquisition may be forfeited based on how many acquired customers have been retained as of the six month date following the closing of each respective acquisition. The first tranche began vesting on December 2, 2011 when the Company completed the acquisition of Color Broadband. One-eighth of the first tranche will vest on the nine month anniversary (September 2, 2012) with the remaining seven-eighths vesting ratably on a quarterly basis through June 2, 2014. The remaining five tranches will vest in the same manner based on when the remaining five acquisitions are completed. The vesting of the remaining five tranches will begin only when the Company completes each subsequent acquisition.

(18)	Such option was granted in six tranches and each tranche begins vesting based on the execution of the next six backhaul contracts executed by the Company. The first tranche of 20,000 options began vesting on March 29, 2012 when the Company executed a backhaul contract with a national wireless carrier. The first tranche vests on a quarterly basis over the two year period following the execution of the first backhaul contract. The remaining 62,500 options consist of five tranches of 12,500 options and each tranche begins vesting based on the execution of the next subsequent five backhaul contracts. The remaining five tranches will vest in the same manner based on when the remaining five backhaul contracts are executed. The vesting of the remaining five tranches will begin only when the Company executes each subsequent backhaul contract.

(19)	Such option was granted in six tranches and each tranche begins vesting based on the execution of the next six backhaul contracts executed by the Company. The first tranche of 100,000 options began vesting on March 29, 2012 when the Company executed a backhaul contract with a national wireless carrier. The first tranche vests on a quarterly basis over the two year period following the execution of the first backhaul contract. The remaining 87,500 options consist of five tranches of 17,500 options and each tranche begins vesting based on the execution of the next subsequent five backhaul contracts. The remaining five tranches will vest in the same manner based on when the remaining five backhaul contracts are executed. The vesting of the remaining five tranches will begin only when the Company executes each subsequent backhaul contract.

Option Exercises and Stock Vested

The following table summarizes, with respect to our named executive officers, all options that were exercised during fiscal 2011:

	Option Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise ($)
Joseph P. Hernon	16,666	$67,331
	19,797	$78,396
	22,687	$58,759
	11,574	$7,716
	10,648	$13,736

Melvin L. Yarbrough, Jr.	43,332	$123,496
	33,333	$120,332
	18,683	$65,951
	100,000	$352,000

No restricted stock awards for our named executive officers vested during fiscal year 2011.

Employment Agreements and Change-in-Control Agreements

In December 2007, we entered into an employment agreement with Jeffrey M. Thompson, our principal executive officer, which was amended in December 2011. Pursuant to the terms of the amended agreement, Mr. Thompson serves as our chief executive officer and president for a period of two years, with automatic one-year renewals, subject to either party electing not to renew. Mr. Thompson’s base salary under the amended agreement is $330,000 per annum. Under his initial employment agreement, Mr. Thompson’s base salary was $225,000 which was subsequently adjusted to $248,063 effective January 1, 2010 and to $300,000 effective December 16, 2010. Mr. Thompson is eligible for a bonus of up to 75% of his base salary, as determined by our Board. Under the amended agreement, Mr. Thompson was awarded special bonuses totaling $75,000, which included (i) $25,000 on the effective date of the amended agreement, (ii) $25,000 related to the closing of the acquisition of Color Broadband and (iii) $25,000 upon the execution of an agreement with a large technology company. In addition, we will pay 100% of all costs associated with Mr. Thompson’s employee benefits, including without limitation health insurance.

If Mr. Thompson’s employment is terminated (i) by us without “cause,” (ii) by him for “good reason” or (iii) by us within two years of a “change of control” (as such terms are defined in the agreement), then (a) we will be required to pay Mr. Thompson twenty-four months base salary in monthly installments, (b) any unvested options to purchase shares of our common stock would immediately vest and become exercisable and any restrictions on restricted stock would immediately lapse, and (c) we must continue to provide employee benefits, including health insurance, for a period of five years following such termination.

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

In May 2008, Joseph P. Hernon joined the Company as Chief Financial Officer.  His employment offer provided for a base annual salary of $190,000 and bonus payments up to 58% of base salary, as determined by the Board.  Effective April 1, 2010, Mr. Hernon’s base salary was increased to $199,500. Effective December 16, 2010, Mr. Hernon’s base salary was increased to $225,000. Effective April 1, 2012, Mr. Hernon’s base salary was increased to $250,000. Upon joining the Company, Mr. Hernon was granted options to purchase 150,000 shares of common stock at an exercise price of $1.45 per share, vesting in three annual installments commencing upon the first anniversary of the grant.  He has received subsequent awards and is eligible to receive additional stock-based awards at the discretion of the Board and as provided under the Company’s stock-based incentive plans.  The Company pays 100% of Mr. Hernon’s health insurance. He is also eligible to participate in the Company’s health and other employee benefit plans.  Mr. Hernon is an employee at will.

In April 2007, Mel Yarbrough joined the Company as Vice President of Sales. His employment offer provided for a base annual salary of $165,000 and bonus payments up to 61% of base salary, as determined by the Chief Executive Officer.  Beginning in 2010, Mr. Yarbrough’s bonus payments were based on up to 58% of base salary, as determined by the Board. Effective April 1, 2010, Mr. Yarbrough’s base salary was increased to $199,500. In November 2010, Mr. Yarbrough was appointed to the position of Chief Operating Officer. Effective December 16, 2010, Mr. Yarbrough’s base salary was increased to $225,000. Effective April 1, 2012, Mr. Yarbrough’s base salary was increased to $250,000. Upon joining the Company, Mr. Yarbrough was granted options to purchase 135,000 shares of common stock at an exercise price of $7.05 per share, vesting in three annual installments commencing upon the first anniversary of the grant. He has received subsequent awards and is eligible to receive additional stock-based awards at the discretion of the Board and as provided under the Company’s stock-based incentive plans.  The Company pays 100% of Mr. Yarbrough’s health insurance. He is also eligible to participate in the Company’s health and other employee benefit plans. Mr. Yarbrough is an employee at will.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 25, 2012 by:

•	each person known by us to beneficially own more than 5% of our common stock (based solely on our review of SEC filings);
•	each of our directors;
•	each of our named executive officers listed in the section entitled “Summary Compensation Table” under Item 11. Executive Compensation; and
•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of, with respect to the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Towerstream Corporation, 55 Hammarlund Way, Middletown, Rhode Island 02842, unless otherwise indicated. As of April 25, 2012, there were 54,387,090 shares of our common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)

5% Stockholders:
Joel Lusman (2)	4,200,000		7.7%
c/o Lusman Captial Management LLC
717 Fifth Avenue, 14th Floor
New York, NY 10022

Directors and Named Executive Officers:
Philip Urso	1,754,615	(3)	3.2%
William J. Bush	217,500	(4)	*
Howard L. Haronian, M.D.	1,229,370	(5)	2.3%
Paul Koehler	160,000	(6)	*
Jeffrey M. Thompson	2,678,487	(7)	4.8%
Joseph P. Hernon	332,607	(8)	*
Melvin L. Yarbrough, Jr.	538,317	(9)	1.0%
All directors and executive officers as a group (7 persons)	6,910,896	(3)(4)(5)(6)(7)(8)(9)	12.2%

* Less than 1%.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 25, 2012. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Based on a Schedule 13G/A filed with the SEC on February 13, 2012. Includes 4,200,000 shares held by Lusman Capital Management, LLC. Joel Lusman, as Managing Member of Lusman Capital, may be deemed to have shared power to vote or direct the vote of, and to dispose or direct the disposition of, the securities of the Company held by Lusman Capital Management, LLC.

(3)	Includes 180,386 shares of common stock held by Mr. Urso’s minor children, for whom Mr. Urso and his former wife are the trustees, and 253,299 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days. Mr. Urso and his former wife disclaim beneficial ownership of the 180,386 shares held in trust.

(4)	Includes 212,500 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days. The remaining shares are held in trust for the benefit of the Bush family. Mr. Bush is a trustee of this trust. He disclaims beneficial ownership of such 5,000 shares.

(5)	Includes 10,000 shares of common stock held by Dr. Haronian’s wife, for which Dr. Haronian has an indirect interest in, and 225,039 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(6)	Includes 160,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.
(7)	Includes 910,976 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.
(8)	Includes 233,425 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(9)	Includes 290,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related parties can include any of our directors or executive officers, certain of our stockholders and their immediate family members. Each year, we prepare and require our directors and executive officers to complete Director and Officer Questionnaires identifying any transactions with us in which the officer or director or their family members have an interest. This helps us identify potential conflicts of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with the interests of the Company as a whole. Our code of ethics and business conduct requires all directors, officers and employees who may have a potential or apparent conflict of interest to immediately notify our Audit Committee of the Board of Directors, which is responsible for considering and reporting to the Board any questions of possible conflicts of interest of Board members. Our code of ethics and business conduct further requires pre-clearance before any employee, officer or director engages in any personal or business activity that may raise concerns about conflict, potential conflict or apparent conflict of interest. Copies of our code of ethics and business conduct and the Audit Committee charter are posted on the corporate governance section of our website at www.towerstream.com.

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

In evaluating related party transactions and potential conflicts of interest, our Chief Financial Officer and/or Chairman of the Audit Committee apply the same standards of good faith and fiduciary duty they apply to their general responsibilities. They will approve a related party transaction only when, in their good faith judgment, the transaction is in the best interest of the Company.

Director Independence

Each of Howard L. Haronian, M.D., Paul Koehler and William J. Bush are independent directors, as provided in NASDAQ Marketplace Rule 5605(a)(2).

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees that the Company accrued or paid to Marcum LLP for the fiscal 2011 and fiscal 2010.

	2011	2010
Audit Fees(1)	$236,287	$178,561
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees	-	-
Total	$236,287	$178,561

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

TOWERSTREAM CORPORATION

Date: April 30, 2012	By:	/s/ Jeffrey M. Thompson
Jeffrey M. Thompson President and Chief Executive Officer (Principal Executive Officer)

By:		/s/ Joseph P. Hernon
Joseph P. Hernon Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Jeffrey M. Thompson
Jeffrey M. Thompson	Director, Chief Executive Officer and President (President and Principal Executive Officer)	April 30, 2012

/s/ Joseph P. Hernon
Joseph P. Hernon	Chief Financial Officer (Principal Financial Officer and	April 30, 2012
Principal Accounting Officer)

/s/ Philip Urso
Philip Urso	Director - Chairman of the Board of Directors	April 30, 2012

/s/ Howard L. Haronian, M.D.
Howard L. Haronian, M.D.	Director	April 30,2012

/s/ William J. Bush
William J. Bush	Director	April 30, 2012

/s/ Paul Koehler
Paul Koehler	Director	April 30, 2012

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

