Form 10-Q
period 2012-03-31
TOWERSTREAM CORP
filed 2012-05-10
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 7, 2012, there were 54,387,090 shares of common stock, par value $0.001 per share, outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2012 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	19

Item 4.	Controls and Procedures.	19

Part II	OTHER INFORMATION

Item 6.	Exhibits.	20

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$38,675,398	$44,672,587
Accounts receivable, net	625,589	592,539
Prepaid expenses and other current assets	1,141,038	622,505
Total Current Assets	40,442,025	45,887,631

Property and equipment, net	31,147,740	27,531,273

Intangible assets, net	6,906,610	7,959,761
Goodwill	1,674,281	1,674,281
Other assets	764,392	583,950
Total Assets	$80,935,048	$83,636,896

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,080,017	$1,443,919
Accrued expenses	3,977,349	2,120,093
Deferred revenues	1,418,428	1,591,286
Current maturities of capital lease obligations	223,034	293,126
Other	357,048	392,546
Total Current Liabilities	7,055,876	5,840,970

Long-Term Liabilities
Capital lease obligations, net of current maturities	180,065	241,154
Other	342,166	409,862
Total Long-Term Liabilities	522,231	651,016
Total Liabilities	7,578,107	6,491,986

Commitments (Note 13)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 70,000,000 shares authorized; 54,385,423 and 54,256,083 shares issued and outstanding, respectively	54,385	54,256
Additional paid-in-capital	120,062,003	119,469,969
Accumulated deficit	(46,759,447)	(42,379,315)
Total Stockholders' Equity	73,356,941	77,144,910
Total Liabilities and Stockholders' Equity	$80,935,048	$83,636,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Revenues	$7,819,059	$5,953,013

Operating Expenses
Cost of revenues (exclusive of depreciation)	3,068,011	1,505,907
Depreciation and amortization	3,281,079	1,974,582
Customer support services	1,067,815	771,023
Sales and marketing	1,429,827	1,339,802
General and administrative	3,342,391	1,875,396
Total Operating Expenses	12,189,123	7,466,710
Operating Loss	(4,370,064)	(1,513,697)
Other Income/(Expense)
Interest income	17,178	5,592
Interest expense	(22,316)	(2,588)
Other income (expense), net	(4,930)	(1,891)
Total Other Income/(Expense)	(10,068)	1,113
Net Loss	$(4,380,132)	$(1,512,584)

Net loss per common share – basic and diluted	$(0.08)	$(0.04)
Weighted average common shares outstanding – basic and diluted	54,312,066	42,209,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended March 31, 2012

	Common Stock		Additional Paid-In-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2012	54,256,083	$54,256	$119,469,969	$(42,379,315)	$77,144,910
Cashless exercise of options	54,822	55	(55)		-
Exercise of options	38,335	38	42,881		42,919
Issuance of common stock under an employee stock purchase plan	6,183	6	29,363		29,369
Issuance of common stock upon vesting of restricted stock awards	30,000	30	(30)		-
Stock-based compensation for options			490,325		490,325
Stock-based compensation for restricted stock			29,550		29,550
Net loss				(4,380,132)	(4,380,132)
Balance at March 31, 2012	54,385,423	$54,385	$120,062,003	$(46,759,447)	$73,356,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(4,380,132)	$(1,512,584)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	30,000	27,516
Depreciation and amortization	3,281,079	1,974,582
Stock-based compensation	524,265	105,702
Loss on sale and disposition of property and equipment	12,111	18,560
Deferred rent	(21,040)	(21,039)
Changes in operating assets and liabilities:
Accounts receivable	(63,050)	64,431
Prepaid expenses and other current assets	(518,533)	(193,709)
Other assets	(132,338)	-
Accounts payable	(363,902)	603,714
Accrued expenses	614,758	172,118
Other current liabilities	-	(6,292)
Deferred revenues	(172,858)	44,445
Total Adjustments	3,190,492	2,790,028
Net Cash (Used In) Provided By Operating Activities	(1,189,640)	1,277,444

Cash Flows From Investing Activities
Acquisitions of property and equipment	(4,618,308)	(2,620,055)
Proceeds from sale of property and equipment	4,300	201
Payments of security deposits	(48,104)	(9,500)
Deferred acquisition payments	(82,154)	-
Net Cash Used In Investing Activities	(4,744,266)	(2,629,354)

Cash Flows From Financing Activities
Payments on capital leases	(131,181)	(20,254)
Issuance of common stock upon exercise of options	42,919	204,960
Issuance of common stock under employee stock purchase plan	24,979	-
Net Cash (Used In) Provided By Financing Activities	(63,283)	184,706

Net Decrease In Cash and Cash Equivalents	(5,997,189)	(1,167,204)

Cash and Cash Equivalents – Beginning	44,672,587	23,173,352
Cash and Cash Equivalents – Ending	$38,675,398	$22,006,148

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$22,316	$2,588
Taxes	$16,360	$16,050
Non-cash investing activities:
Acquisition of property and equipment	$1,242,498	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Nature of Business

Towerstream Corporation (referred to as ‘‘Towerstream’’ or the ‘‘Company’’) was incorporated in Delaware in December 1999. The Company provides broadband services to commercial customers and delivers access over a wireless network transmitting over both regulated and unregulated radio spectrum. The Company’s service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. The Company provides service to business customers in twelve major metropolitan markets consisting of New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport.

In the fourth quarter of 2011, the Company launched its Wi-Fi network which is marketed towards mobile operators, Internet based marketing companies and Wi-Fi operators.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2012 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2011, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of March 31, 2012, the Company had cash and cash equivalent balances of approximately $30,660,000 in excess of the federally insured limit of $250,000. Under the FDIC’s Transaction Account Guarantee (“TAG”) program, non-interest-bearing transaction deposit accounts have full federal deposit insurance coverage through December 31, 2012. The Company has one noninterest-bearing transaction deposit account with a balance of approximately $655,000 as of March 31, 2012 that is covered under the TAG program.

The Company also had approximately $7,765,000 invested in three institutional money market funds. These funds are protected under the Securities Investor Protection Corporation (‘‘SIPC’’), a nonprofit membership corporation which provides limited coverage up to $500,000.

Accounts Receivable. Accounts receivable are stated at cost less an allowance for doubtful accounts which reflects the Company’s estimate of balances that will be not collected. The allowance is based on the history of past write-offs, the aging of balances, collections experience and current credit conditions. Additions to the allowance for doubtful accounts include provisions for bad debt and deductions to the allowance for doubtful accounts include customer write-offs.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the allowance for doubtful accounts were as follows:

	Three Months Ended March 31,
	2012	2011
Beginning of period	$262,525	$118,825
Additions	30,000	33,668
Deductions	(49,537)	(46,917)
End of period	$242,988	$105,576

Business Acquisitions. Business combinations are accounted for using the acquisition method. The cost of an acquisition is measured as the fair value of the consideration transferred on the acquisition date.  When the Company acquires a business, it assesses the acquired assets and liabilities assumed for the appropriate classification and designation in accordance with the contractual terms, economic circumstances and pertinent conditions at the acquisition date. The excess of the total consideration transferred over the net identifiable assets acquired and liabilities assumed is recognized as goodwill.  If this consideration is lower than the fair value of the identifiable net assets acquired, the difference is recognized as a gain on business acquisition. Acquisition costs are expensed and included in general and administrative expenses in our condensed consolidated statements of operations.

Revenue Recognition. The Company normally enters into contractual agreements with its customers for periods ranging between one to three years. The Company recognizes the total revenue provided under a contract ratably over the contract period, including any periods under which the Company has agreed to provide services at no cost. The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

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

Reclassifications. Certain accounts in the prior years’ consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements. These reclassifications have no effect on the previously reported net loss.

Subsequent Events. Subsequent events have been evaluated through the date of this filing.

Note 3.    Business Acquisitions

Pro Forma Information

The following table reflects the unaudited pro forma consolidated results of operations had the acquisitions of One Velocity, Inc. (“One Velocity”) and Color Broadband Communications, Inc. (“Color Broadband”) taken place at the beginning of the 2011 period:

Three Months Ended March 31, 2011
Revenues	$7,074,620
Amortization expense	1,384,635
Total operating expenses	8,892,618
Net loss	(1,816,887)
Basic net loss per share	$(0.04)

The pro forma information presented above does not purport to present what actual results would have been had the acquisitions actually occurred at the beginning of 2011 nor does the information project results for any future period.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.    Property and Equipment

Property and equipment is comprised of:

	March 31, 2012	December 31, 2011
Network and base station equipment	$23,905,574	$22,231,025
Customer premise equipment	18,775,492	18,015,886
Wi-Fi network	8,581,193	6,535,212
Information technology	3,283,769	1,977,302
Furniture, fixtures and other	1,585,968	1,579,269
Leasehold improvements	775,420	775,420
	56,907,416	51,114,114
Less: accumulated depreciation	25,759,676	23,582,841
Property and equipment, net	$31,147,740	$27,531,273

Depreciation expense for the three months ended March 31, 2012 and 2011 was $2,227,928 and $1,327,822, respectively. The Company sold or disposed of property and equipment with $67,504 of original cost and $51,093 of accumulated depreciation during the three months ended March 31, 2012. The Company sold or disposed of property and equipment with $47,855 of original cost and $25,224 of accumulated depreciation during the three months ended March 31, 2011. In addition, the Company exchanged property and equipment with a net book value of $9,180 for property and equipment with a fair value of $13,050 during the three months ended March 31, 2011. There were no exchanges of property and equipment for the three months ended March 31, 2012.

Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	March 31, 2012	December 31, 2011
Network and base station equipment	$529,621	$576,033
Wi-Fi network	81,305	81,305
Customer premise equipment	59,328	59,328
	670,254	716,666
Less: accumulated depreciation	(111,428)	(77,915)
Property acquired through capital leases, net	$558,826	$638,751

During the first quarter of 2012, the Company made final lease payments of $46,412 on property held under capital leases on leases acquired with the Color Broadband acquisition. The Company obtained clear title to the equipment, and accordingly, is no longer reporting these assets as property held under capital leases.

Note 5. Intangible Assets

Intangible assets consist of the following:

	March 31, 2012	December 31, 2011
Goodwill	$1,674,281	$1,674,281

Customer contracts	$10,261,475	$10,261,475
FCC licenses	1,284,555	1,284,555
	11,546,030	11,546,030
Less: accumulated amortization	4,639,420	3,586,269
Intangible assets, net	$6,906,610	$7,959,761

Amortization expense for the three months ended March 31, 2012 and 2011 was $1,053,151 and $646,760, respectively. The customer contracts acquired in the Sparkplug Chicago, Inc. acquisition totaled $1,483,000 and were amortized over a 14 month period which ended in June 2011. The customer contracts acquired in the Pipeline Wireless, LLC acquisition are being amortized over a 17 month period ending May 2012. The customer contracts acquired in the One Velocity acquisition are being amortized over a 30 month period ending November 2013. The customer contracts acquired in the Color Broadband acquisition are being amortized over a 28 month period ending April 2014. As of March 31, 2012, the average remaining amortization period was approximately 15 months. Future amortization expense is expected to be as follows:

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Remainder of 2012	$2,337,019
2013	2,783,989
2014	501,047
$5,622,055

The Company’s FCC licenses are not subject to amortization as they have an indefinite useful life.

Note 6. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2012	December 31, 2011
Property and equipment	$2,426,806	$863,525
Payroll and related	822,178	608,101
Professional services	335,095	277,213
Network	164,118	149,755
Marketing	83,254	2,582
Acquisition costs	-	95,911
Other	145,898	123,006
Total	$3,977,349	$2,120,093

Network expenses relate to providing services to our customers.

Note 7.    Other Liabilities

Other liabilities consist of the following:

	March 31, 2012	December 31, 2011
Current
Deferred rent	$112,106	$104,206
Deferred acquisition payments	244,942	288,340
Total	$357,048	$392,546

Long-Term
Deferred rent	$57,880	$86,820
Deferred acquisition payments	166,268	205,024
Deferred taxes	118,018	118,018
Total	$342,166	$409,862

The gross balance of deferred acquisition payments totaled $411,210 as of March 31, 2012 and included $328,204 related to the acquisition of Pipeline Wireless, LLC payable in monthly installments of $16,630 through May 2014, and $83,006 related to the acquisition of Color Broadband payable in monthly installments of $10,000 through December 2012. These payments are recorded at a 12% discount rate for acquisition accounting purposes.

Note 8. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to value options granted to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. Stock-based compensation totaled $490,325 and $76,152 for the three months ended March 31, 2012 and 2011, respectively. Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The unamortized amount of stock options expense totaled $2,859,475 as of March 31, 2012 which will be recognized over a weighted-average period of 2.9 years.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	0.7%-1.0%	–
Expected volatility	65% - 73%	–
Expected life (in years)	5	–
Expected dividend yield	–	–
Weighted average per share grant date fair value	$2.18	–

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

During the first quarter of 2011, the Company issued 90,000 shares of restricted stock to two executives. The fair value of $354,600 was based on the closing market price of the Company’s common stock on the date of grant. The restricted stock vests over a three year period, of which 30,000 shares were vested as of March 31, 2012. Stock-based compensation for restricted stock totaled $29,550 for the three months ended March 31, 2012 and 2011, respectively. Unrecognized compensation cost of $206,850 at March 31, 2012 will be recognized ratably through December 2013.

Option transactions under the stock option plans during the three months ended March 31, 2012 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2011	4,635,624	$2.85
Granted during 2012	50,000	3.81
Exercised	(131,892)	1.56
Forfeited /expired	(78,122)	9.42
Outstanding as of March 31, 2012	4,475,610	$2.79
Exercisable as of March 31, 2012	3,056,101	$1.92

A total of 93,557 options were exercised on a cashless basis during the three months ended March 31, 2012 resulting in the net issuance of 54,822 shares. Under a cashless exercise, the holder uses a portion of the shares that would otherwise be issuable upon exercise, rather than cash, as consideration for the exercise. The amount of net shares issuable in connection with a cashless exercise will vary based on the exercise price of the option compared to the current market price of the Company’s common stock on the date of exercise.

During the three months ended March 31, 2012, a total of 38,335 options were exercised on a cash basis which resulted in proceeds of $42,919.

The weighted average remaining contractual life of the outstanding options as of March 31, 2012 was 6.1 years.

The intrinsic value of outstanding and exercisable options totaled $9,599,303 and $9,029,450, respectively, as of March 31, 2012. The intrinsic value is calculated as the difference between the closing price of the Company’s common stock at March 31, 2012, which was $4.75 per share, and the exercise price of the options.

The number of shares issuable upon the exercise of options outstanding will be lower if a holder elects to exercise on a cashless basis.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.    Stock Warrants

Warrant transactions during the three months ended March 31, 2012 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2011	4,776,310	$4.65
Forfeited /expired	(4,026,310)	4.66
Outstanding as of March 31, 2012	750,000	$4.60
Exercisable as of March 31, 2012	300,000	$4.00

A total of 4,026,310 warrants exercisable at exercise prices ranging from $4.00 to $6.00 expired in January 2012 and an additional 300,000 warrants with an exercise price of $4.00 will expire in June 2012.

The intrinsic value for outstanding and exercisable warrants totaled $225,000, respectively, as of March 31, 2012. The intrinsic value is calculated as the difference between the closing price of the Company’s common stock at March 31, 2012, which was $4.75 per share, and the exercise price of the warrants.

The weighted average remaining contractual life as of March 31, 2012 was 2.7 years.

The number of shares issuable upon the exercise of warrants outstanding will be lower if a holder elects to exercise on a cashless basis.

Note 10. Employee Stock Purchase Plan

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum of 200,000 shares of common stock can be issued under the ESPP plan. The first issuance under the ESPP Plan occurred on June 30, 2011. During the three months ended March 31, 2012, a total of 6,183 shares were issued with a fair value of $29,369. The Company recognized $4,390 of stock-based compensation related to the 15% discount for the three months ended March 31, 2012.

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

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the three months ended March 31, 2012.

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2012	$38,675,398	$38,675,398	$-	$-
December 31, 2011	$44,672,587	$44,672,587	$-	$-

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.    Net Loss Per Common Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise or issuance of these common stock equivalents outstanding at March 31, 2012 would dilute earnings per share if the Company becomes profitable in the future. The exercise of the outstanding stock options and warrants could generate proceeds up to approximately $15,929,000.

Stock options	4,475,610
Restricted stock	60,000
Warrants	750,000
Total	5,285,610

Note 13.    Commitments

Operating Lease Obligations

The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through December 2020.

As of March 31, 2012, total future operating lease obligations were as follows:

Remainder of 2012	$6,753,280
2013	7,722,940
2014	5,928,709
2015	5,036,361
2016	3,812,674
Thereafter	2,421,775
$31,675,739

Rent expense for the three months ended March 31, 2012and 2011 totaled approximately $2,116,000 and $1,036,000, respectively.

Capital Lease Obligations

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

As of March 31, 2012, total future capital lease obligations were as follows:

Remainder of 2012	$374,033
2013	458,823
2014	449,549
2015	620,560
2016	620,560
Thereafter	155,140
$2,678,665

Other

In December 2011, we entered into a one year information technology infrastructure support agreement. The agreement became effective at the end of the first quarter of 2012. The monthly payments are approximately $43,000 and will be paid through the first quarter of 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2012. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year-ended December 31, 2011 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The follow discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

In the fourth quarter of 2011, we launched our Wi-Fi network which is marketed towards mobile operators, Internet based marketing companies, and Wi-Fi operators.

In April 2012, we entered into a Wi-Fi agreement with our second national wireless carrier utilizing our current and future rooftop assets.

Characteristics of our Revenues and Expenses

We offer broadband services under agreements having terms of one, two or three years. Pursuant to these agreements, we bill customers on a monthly basis, in advance, for each month of service. Payments received in advance of services performed are recorded as deferred revenues and recognized as revenue ratably over the service period.

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

As of March 31, 2012, we operated in twelve major metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a Network Presence in a new market.  These costs include building PoPs and Network Costs.  Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period. We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model, the operating performance of our mature markets, and the long-term potential for our newer markets. Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

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

We entered the Las Vegas-Reno market in May 2011 through the acquisition of One Velocity, Inc. (“One Velocity”). The acquisition of Color Broadband Communications Inc. (“Color Broadband”) in December 2011 expanded our market presence in the Los Angeles area.

The New York market included cost of revenues of approximately $655,000 and operating costs of approximately $45,000 for the three months ended March 31, 2012, related to the construction of a Wi-Fi network.

Three months ended March 31, 2012

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$1,967,109	$580,006	$1,387,103	$351,444	$1,035,659
Boston	1,688,525	393,942	1,294,583	265,786	1,028,797
New York	1,647,786	1,101,706	546,080	353,286	192,794
Chicago	860,989	273,770	587,219	157,643	429,576
Las Vegas-Reno	431,846	153,242	278,604	40,036	238,568
Miami	418,905	88,328	330,577	101,624	228,953
San Francisco	377,380	176,275	201,105	84,079	117,026
Providence-Newport	108,140	40,332	67,808	30,546	37,262
Seattle	115,898	62,593	53,305	26,684	26,621
Dallas-Fort Worth	169,260	83,128	86,132	77,658	8,474
Nashville	9,333	13,203	(3,870)	8,734	(12,604)
Philadelphia	23,888	16,101	7,787	22,184	(14,397)
Total	$7,819,059	$2,982,626	$4,836,433	$1,519,704	$3,316,729

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA					$3,316,729
Centralized costs					(1,063,323)
Corporate expenses					(2,818,126)
Depreciation and amortization					(3,281,079)
Stock-based compensation					(524,265)
Other income (expense)					(10,068)
Net loss					$(4,380,132)

Three months ended March 31, 2011

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Boston	$1,652,826	$394,093	$1,258,733	$222,369	$1,036,364
New York	1,448,191	339,755	1,108,436	332,464	775,972
Los Angeles	950,268	174,160	776,108	261,304	514,804
Chicago	816,709	226,472	590,237	185,674	404,563
San Francisco	348,759	59,443	289,316	93,059	196,257
Miami	301,015	68,985	232,030	102,983	129,047
Seattle	136,409	53,621	82,788	28,487	54,301
Providence-Newport	118,927	40,861	78,066	27,050	51,016
Dallas-Fort Worth	143,824	81,192	62,632	64,357	(1,725)
Nashville	15,573	8,022	7,551	11,496	(3,945)
Philadelphia	20,512	13,255	7,257	28,191	(20,934)
Total	$5,953,013	$1,459,859	$4,493,154	$1,357,434	$3,135,720

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA					$3,135,720
Centralized costs					(799,439)
Corporate expenses					(1,769,694)
Depreciation and amortization					(1,974,582)
Stock-based compensation					(105,702)
Other income (expense)					1,113
Net loss					$(1,512,584)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues. Revenues totaled $7,819,059 during the three months ended March 31, 2012 compared to $5,953,013 during the three months ended March 31, 2011, representing an increase of $1,866,046, or 31%. This increase was primarily related to a 24% increase in our customer base from approximately 2,900 at March 31, 2011 to approximately 3,600 at March 31, 2012.

Average revenue per user (“ARPU”) as of March 31, 2012 totaled $706 compared to $688 as of March 31, 2011, representing an increase of $18, or 3%. The increase in ARPU primarily related to a higher percentage of customers purchasing, or upgrading to, higher bandwidth service which generates greater monthly recurring revenue (“MRR”).  Customers purchasing more than 10 megabytes of bandwidth service, commonly referred to as point-to-point customers, increased from 29% of our customer base as of March 31, 2011 to 38% as of March 31, 2012. The customers acquired from One Velocity in May 2011 had an ARPU of $734 compared to $690 for our customer base which had the effect of increasing our post acquisition ARPU by $2. The customers acquired from Color Broadband in December 2011 had an ARPU of $645 compared to $717 for our customer base which had the effect of decreasing our post acquisition ARPU by $7.

Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.58% for the three months ended March 31, 2012 compared to 1.56% for the three months ended March 31, 2011. Our goal is to maintain churn levels between 1.4% and 1.7% which we believe is below industry averages of approximately 2.0%.

Cost of Revenues.    Cost of revenues totaled $3,068,011 for the three months ended March 31, 2012 compared to $1,505,907 for the three months ended March 31, 2011, representing an increase of $1,562,104, or slightly greater than 100%. Gross margins for the three months ended March 31, 2012 decreased to 61% compared to 75% during the three months ended March 31, 2011. Expenses associated with the Wi-Fi network totaled approximately $849,000 which impacted gross margin by 11 percentage points for the three months ended March 31, 2012. There were approximately $16,000 of expenses associated with the Wi-Fi network for the three months ended March 31, 2011. Core Network costs increased by approximately $696,000 primarily related to higher tower rent and bandwidth expenses which were partly related to acquisitions. Customer Network costs increased by approximately $56,000 primarily related to the growth in our customer base.

Depreciation and Amortization.    Depreciation and amortization totaled $3,281,079 for the three months ended March 31, 2012 compared to $1,974,582 for the three months ended March 31, 2011, representing an increase of $1,306,497, or 66%. Depreciation expense totaled $2,227,928 for the three months ended March 31, 2012 compared to $1,327,822 for the three months ended March 31, 2011, representing an increase of $900,106, or 68%. The gross base of depreciable assets increased by $21,759,838, or 62% compared to March 31, 2011. The increased depreciable base reflects continued growth in the core business (approximately $11,220,000) as well as spending on the Wi-Fi network (approximately $6,610,000) and additions resulting from acquisitions (approximately $3,930,000).

Amortization expense totaled $1,053,151 for the three months ended March 31, 2012 compared to $646,760 for the three months ended March 31, 2011, representing an increase of $406,391, or 63%. The increase primarily relates to the amortization of customer based intangible assets recorded in connection with the acquisitions of Color Broadband in the fourth quarter of 2011 and One Velocity in the second quarter of 2011.

Customer Support Services.    Customer support services totaled $1,067,815 for the three months ended March 31, 2012 compared to $771,023 for the three months ended March 31, 2011, representing an increase of $296,792, or 38%. This increase was primarily related to additional personnel hired to support our growing customer base. Average department headcount increased by 41% from 54 in 2011 period to 76 in 2012 period.

Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2012 totaled $1,429,827 compared to $1,339,802 for the three months ended March 31, 2011, representing an increase of $90,025, or 7%. This increase was primarily related to an increase in payroll costs of approximately $30,000, an increase in commissions and bonuses of approximately $26,000 and an increase in advertising of approximately $20,000.

General and Administrative.    General and administrative expenses totaled $3,342,391 for the three months ended March 31, 2012 compared to $1,875,396 for the three months ended March 31, 2011, representing an increase of $1,466,995, or 78%. Costs associated with the Wi-Fi network totaled approximately $568,000 for the three months ended March 31, 2012 as compared to $55,000 for the three months ended March 31, 2011. In addition, stock-based compensation increased by approximately $419,000, acquisition costs increased by approximately $290,000, and information technology spending increased by approximately $110,000.

Interest Income. Interest income for the three months ended March 31, 2012 totaled $17,178 compared to $5,592 for the three months ended March 31, 2011 representing an increase of $11,586, or greater than 100%. The increase primarily relates to higher average cash balances in the 2012 period compared with the 2011 period. Average cash balances increased from approximately $22.2 million in the first quarter 2011 to approximately $41.1 million in the first quarter 2012.

Interest Expense.    Interest expense for the three months ended March 31, 2012 totaled $22,316 compared to $2,588 for the three months ended March 31, 2011, representing an increase of $19,728, or greater than 100%. Interest expense related to capital leases acquired and deferred payment obligations related to the Pipeline and Color Broadband acquisitions.

Net Loss.    Net loss for the three months ended March 31, 2012 totaled $4,380,132 compared to $1,512,584 for the three months ended March 31, 2011, representing an increase of $2,867,548, or greater than 100%. Revenues increased by $1,866,046, or 31%, while operating expenses increased by $4,722,413, or 63%. Operating expenses associated with our Wi-Fi network totaled $1,631,597 for the three months ended March 31, 2012 compared to $121,313 for the three months ended March 31, 2011, representing an increase of $1,510,284, or greater than 100%.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Changes in capital resources during the three months ended March 31, 2012 and 2011 are described below.

Net Cash (Used in) Provided by Operating Activities.    Net cash used in operating activities for the three months ended March 31, 2012 totaled $1,189,640 compared to cash provided by operating activities totaled $1,277,444 for the three months ended March 31, 2011, representing a decrease of $2,467,084, or greater than 100%. During the three months ended March 31, 2012, cash provided by operations for our core business totaled $1,063,458 as compared to $714,050 during the three months ended March 31, 2011. During the three months ended March 31, 2012, cash flow used in operations for our Wi-Fi business totaled $1,617,175 as compared to $121,313 during the three months ended March 31, 2011. Changes in operating assets and liabilities generally represent timing differences regarding payments and receipts, and are normally not indicative of operating results.  During the three months ended March 31, 2012, changes in operating assets and liabilities used cash of $635,923 compared to cash provided by of $684,707 for the three months ended March 31, 2011.

 Net Cash Used in Investing Activities.    Net cash used in investing activities for the three months ended March 31, 2012 totaled $4,744,266 compared to $2,629,354 for the three months ended March 31, 2011, representing an increase of $2,114,912, or 80%. The increase in the 2012 period related to higher spending on property and equipment which increased by $1,998,253, or 76%, from $2,620,055 to $4,618,308. The significant components of the increase included approximately $1,340,000 related to network equipment and $960,000 related to the construction of our Wi-Fi network.

Net Cash (Used in) Provided by Financing Activities.  Net cash used in financing activities for the three months ended March 31, 2012 totaled $63,283 compared to cash provided by financing activities of $184,706 for the three months ended March 31, 2011, representing a decrease of $247,989, or greater than 100%. The decrease is primarily related to the payments on our capital leases assumed through the Color Broadband acquisition.

Working Capital.    As of March 31, 2012, we had working capital of $33,386,149. Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of March 31, 2012:

	Payments due by period
	Total	2012	2013	2014	2015	2016	Thereafter
Capital lease obligations	$2,678,665	$374,033	$458,823	$449,549	$620,560	$620,560	$155,140
Operating leases	31,675,739	6,753,280	7,722,940	5,928,709	5,036,361	3,812,674	2,421,775
Deferred payments	522,391	239,674	199,565	83,152	-	-	-
Other	497,288	390,826	106,462	-	-	-	-
Total contractual cash obligations	$35,374,083	$7,757,813	$8,487,790	$6,461,410	$5,656,921	$4,433,234	$2,576,915

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

Deferred Payments. We are making deferred payments to Pipeline as part of the consideration paid for the acquisition. There were 26 monthly payments of $16,630 remaining as of March 31, 2012.

We acquired an agreement with the acquisition of Color Broadband related to the purchase of network equipment and licenses. There were 9 monthly payments of approximately $10,000 remaining as of March 31, 2012.

Other. In December 2011, we entered into a one year information technology infrastructure support agreement. The agreement became effective at the end of the first quarter of 2012. The monthly payments are approximately $43,000 and will be paid through the first quarter of 2013.

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

Revenue Recognition.    We normally enter into contractual agreements with our customers for periods ranging between one to three years. We recognize the total revenue provided under a contract ratably over the contract period including any periods under which we have agreed to provide services at no cost. Deferred revenues are recognized as a liability when billings are issued in advance of the date when revenues are earned. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices.  Our primary market risk relates to interest rates.  At March 31, 2012, all cash and cash equivalents are immediately available cash balances.  A portion of our cash and cash equivalents are held in three institutional money market funds.   Our interest rate risk exposure is to a decline in interest rates which would result in a decline in interest income. Due to our current market yields, a further decline in interest rates would not have a material impact on earnings.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TOWERSTREAM CORPORATION

Date: May 10, 2012	By:	/s/ Jeffrey M. Thompson
Jeffrey M. Thompson President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Joseph P. Hernon
Joseph P. Hernon Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer.