Form 10-Q
period 2012-06-30
TOWERSTREAM CORP
filed 2012-08-09
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 6, 2012, there were 54,364,896 shares of common stock, par value $0.001 per share, outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2012 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	22

Item 4.	Controls and Procedures.	22

Part II	OTHER INFORMATION

Item 6.	Exhibits.	23

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$31,415,895	$44,672,587
Accounts receivable, net	708,620	592,539
Prepaid expenses and other current assets	1,055,563	622,505
Total Current Assets	33,180,078	45,887,631

Property and equipment, net	36,487,249	27,531,273

Intangible assets, net	5,987,998	7,959,761
Goodwill	1,674,281	1,674,281
Other assets	1,237,694	583,950
Total Assets	$78,567,300	$83,636,896

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,308,407	$1,443,919
Accrued expenses	3,757,899	2,120,093
Deferred revenues	1,627,385	1,591,286
Current maturities of capital lease obligations	539,392	293,126
Other	327,555	392,546
Total Current Liabilities	7,560,638	5,840,970

Long-Term Liabilities
Capital lease obligations, net of current maturities	1,990,848	241,154
Other	275,612	409,862
Total Long-Term Liabilities	2,266,460	651,016
Total Liabilities	9,827,098	6,491,986

Commitments (Note 13)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 70,000,000 shares authorized; 54,364,896 and 54,256,083 shares issued and outstanding, respectively	54,365	54,256
Additional paid-in-capital	120,203,943	119,469,969
Accumulated deficit	(51,518,106)	(42,379,315)
Total Stockholders' Equity	68,740,202	77,144,910
Total Liabilities and Stockholders' Equity	$78,567,300	$83,636,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$8,103,321	$6,581,059	$15,922,380	$12,534,072

Operating Expenses
Cost of revenues (exclusive of depreciation)	3,718,626	1,846,215	6,786,637	3,352,122
Depreciation and amortization	3,348,283	2,213,218	6,629,362	4,187,800
Customer support services	1,172,715	733,162	2,240,530	1,504,185
Sales and marketing	1,510,277	1,380,857	2,940,104	2,720,659
General and administrative	3,067,211	2,264,866	6,409,602	4,140,262
Total Operating Expenses	12,817,112	8,438,318	25,006,235	15,905,028
Operating Loss	(4,713,791)	(1,857,259)	(9,083,855)	(3,370,956)
Other Income/(Expense)
Interest income	14,011	4,440	31,189	10,032
Interest expense	(16,670)	(2,202)	(38,986)	(4,790)
Gain (loss) on business acquisition	(40,079)	1,045,444	(40,079)	1,045,444
Other income (expense), net	(2,130)	(2,819)	(7,060)	(4,710)
Total Other Income/(Expense)	(44,868)	1,044,863	(54,936)	1,045,976
Net Loss	$(4,758,659)	$(812,396)	$(9,138,791)	$(2,324,980)

Net loss per common share – basic and diluted	$(0.09)	$(0.02)	$(0.17)	$(0.05)
Weighted average common shares outstanding – basic and diluted	54,369,177	42,638,966	54,340,621	42,425,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Six Months Ended June 30, 2012

	Common Stock		Additional
	Shares	Amount	Paid-In- Capital	Accumulated Deficit	Total
Balance at January 1, 2012	54,256,083	$54,256	$119,469,969	$(42,379,315)	$77,144,910
Cashless exercise of options	64,608	65	(65)		-
Exercise of options	142,150	142	161,269		161,411
Issuance of common stock under employee stock purchase plan	16,161	16	70,762		70,778
Issuance of common stock upon vesting of restricted stock awards	30,000	30	(30)		-
Stock-based compensation for options			846,159		846,159
Stock-based compensation for restricted stock			59,100		59,100
Adjustment to common stock issued for business acquisitions	(144,106)	(144)	(403,221)		(403,365)
Net loss				$(9,138,791)	$(9,138,791)
Balance at June 30, 2012	54,364,896	$54,365	$120,203,943	$(51,518,106)	$68,740,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(9,138,791)	$(2,324,980)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	169,082	112,516
Depreciation and amortization	6,629,362	4,187,800
Stock-based compensation	915,835	246,826
(Gain) loss on business acquisition	40,079	(1,045,444)
Loss on sale and disposition of property and equipment	23,605	48,275
Deferred rent	(46,327)	(42,079)
Changes in operating assets and liabilities:
Accounts receivable	(285,582)	138,261
Prepaid expenses and other current assets	(593,114)	(162,465)
Other assets	(397,663)	(144,074)
Accounts payable	(135,512)	169,456
Accrued expenses	1,843,187	134,965
Other current liabilities	-	(30,489)
Deferred revenues	(184,629)	(281,869)
Total Adjustments	7,978,323	3,331,679
Net Cash (Used In) Provided By Operating Activities	(1,160,468)	1,006,699

Cash Flows From Investing Activities
Acquisitions of property and equipment	(11,643,417)	(6,320,398)
Acquisition of a business	-	(1,600,000)
Proceeds from sale of property and equipment	9,350	1,009
Payments of security deposits	(256,081)	(42,930)
Deferred acquisition payments	(152,914)	-
Net Cash Used In Investing Activities	(12,043,062)	(7,962,319)

Cash Flows From Financing Activities
Payments on capital leases	(274,775)	(40,372)
Issuance of common stock upon exercise of options	161,411	223,140
Issuance of common stock upon exercise of warrants	-	27,000
Issuance of common stock under employee stock purchase plan	60,202	17,926
Net Cash (Used In) Provided By Financing Activities	(53,162)	227,694

Net Decrease In Cash and Cash Equivalents	(13,256,692)	(6,727,926)
Cash and Cash Equivalents – Beginning	44,672,587	23,173,352
Cash and Cash Equivalents – Ending	$31,415,895	$16,445,426

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$38,986	$4,790
Taxes	$16,360	$16,050
Non-cash investing and financing activities:
Acquisition of property and equipment under capital lease obligation	$2,042,930	$201,616
Fair value of common stock issued (returned) related to an acquisition	$(403,365)	$1,839,732

The accompanying notes are an integral part of these condensed consolidated financial statements

4

.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Nature of Business

Towerstream Corporation (referred to as ‘‘Towerstream’’ or the ‘‘Company’’) was incorporated in Delaware in December 1999. The Company provides broadband services to commercial customers and delivers access over a wireless network transmitting over both regulated and unregulated radio spectrum. The Company’s service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. The Company provides broadband service to business customers in twelve major metropolitan markets consisting of New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport.

In the fourth quarter of 2011, the Company launched its small cell rooftop asset platform which is marketed towards mobile operators, Internet based marketing companies and Wi-Fi operators.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2012 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of June 30, 2012, the Company had cash and cash equivalent balances of approximately $23,399,000 in excess of the federally insured limit of $250,000. Under the FDIC’s Transaction Account Guarantee (“TAG”) program, non-interest-bearing transaction deposit accounts have full federal deposit insurance coverage through December 31, 2012. The Company has one noninterest-bearing transaction deposit account with a balance of approximately $185,000 as of June 30, 2012 that is covered under the TAG program.

The Company also had approximately $7,766,000 invested in three institutional money market funds. These funds are protected under the Securities Investor Protection Corporation (‘‘SIPC’’), a nonprofit membership corporation which provides limited coverage up to $500,000.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the allowance for doubtful accounts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning of period	$242,988	$105,576	$262,525	$118,825
Additions	136,000	163,824	166,000	197,492
Deductions	(103,918)	(40,953)	(153,455)	(87,870)
End of period	$275,070	$228,447	$275,070	$228,447

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

Recent Accounting Pronouncements. In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to simplify how entities test indefinite-lived intangibles assets for impairment. ASU 2012-02 allows entities to assess qualitative factors in determining whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. This pronouncement becomes effective for annual and interim tests performed for the fiscal years beginning after September 15, 2012. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

Subsequent Events. Subsequent events have been evaluated through the date of this filing.

Note 3.    Business Acquisitions

Color Broadband Communications Inc.

In May 2012, the Company finalized the purchase price of Color Broadband Communications Inc. (“Color Broadband”). The final purchase price of $5,098,996 is $220,885, or 4%, lower than the previously reported purchase price of $5,319,881. The finalization of the purchase price resulted in a reduction of approximately $261,000 of identifiable net assets and the recognition of a reduction in the gain on business acquisition of approximately $40,000. The purchase price adjustment resulted in a decrease in the number of shares of common stock issued to Color Broadband of 98,506 from 925,736 to 827,230 shares. In addition, 45,600 shares of common stock were returned to the Company principally representing accounts receivable collections retained by Color Broadband during the post-closing transition services period.

One Velocity Inc.

In January 2012, the Company finalized the purchase price of the One Velocity Inc. (“One Velocity”) acquisition. The final purchase price of $2,881,959 is $557,774, or 16%, lower than the previously reported purchase price of $3,439,732. The adjustment resulted in a decrease of 117,426 of common stock issued to One Velocity, from 387,312 to 269,886 shares. In addition, the Company recognized additional gain on business acquisition of approximately $481,000 and a reduction of approximately $77,000 of identifiable net assets in the fourth quarter of 2011. The additional gain on business acquisition of approximately $481,000 has been retroactively adjusted and included in the three and six months ended June 30, 2011 periods.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro Forma Information

The following table reflects the unaudited pro forma consolidated results of operations had the acquisitions of One Velocity, Inc. (“One Velocity”) and Color Broadband taken place at the beginning of the 2011 period:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenues	$7,515,074	$14,589,694
Amortization expense	1,320,335	2,687,005
Total operating expenses	9,588,027	18,462,281
Net loss	(1,028,090)	(2,827,001)
Basic net loss per share	$(0.02)	$(0.07)

The pro forma information presented above does not purport to present what actual results would have been had the acquisitions actually occurred at the beginning of 2011 nor does the information project results for any future period.

Note 4.    Property and Equipment

Property and equipment is comprised of:

	June 30, 2012	December 31, 2011
Network and base station equipment	$25,557,064	$22,231,025
Customer premise equipment	20,499,608	18,015,886
Small cell rooftop asset platform	12,844,546	6,535,212
Information technology	3,406,906	1,977,302
Furniture, fixtures and other	1,591,764	1,579,269
Leasehold improvements	787,959	775,420
	64,687,847	51,114,114
Less: accumulated depreciation	28,200,598	23,582,841
Property and equipment, net	$36,487,249	$27,531,273

Depreciation expense for the three months ended June 30, 2012 and 2011 was $2,469,488 and $1,500,075, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 was $4,697,416 and $2,827,897, respectively. The Company sold or disposed of property and equipment with $112,614 of original cost and $79,659 of accumulated depreciation during the six months ended June 30, 2012. The Company sold or disposed of property and equipment with $93,361 of original cost and $45,842 of accumulated depreciation during the six months ended June 30, 2011. In addition, the Company exchanged property and equipment with a net book value of $20,815 for property and equipment with a fair value of $19,050 during the six months ended June 30, 2011. There were no exchanges of property and equipment for the six months ended June 30, 2012.

Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	June 30, 2012	December 31, 2011
Network and base station equipment	$712,924	$576,033
Small cell rooftop asset platform	684,149	81,305
Customer premise equipment	59,328	59,328
Information technology	1,462,164	-
	2,918,565	716,666
Less: accumulated depreciation	235,440	77,915
Property acquired through capital leases, net	$2,683,125	$638,751

During the first quarter of 2012, the Company made final lease payments of $46,412 on property held under capital leases acquired with the Color Broadband acquisition. The Company obtained clear title to the equipment, and accordingly, is no longer reporting these assets as property held under capital leases.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Intangible Assets

Intangible assets consist of the following:

	June 30, 2012	December 31, 2011
Goodwill	$1,674,281	$1,674,281

Customer contracts	$10,221,658	$10,261,475
FCC licenses	1,284,555	1,284,555
	11,506,213	11,546,030
Less: accumulated amortization of customer contracts	5,518,215	3,586,269
Intangible assets, net	$5,987,998	$7,959,761

Amortization expense for the three months ended June 30, 2012 and 2011 was $878,795 and $713,143, respectively. Amortization expense for the six months ended June 30, 2012 and 2011 was $1,931,946 and $1,359,903, respectively. The customer contracts acquired in the Sparkplug Chicago, Inc. acquisition totaled $1,483,000 and were amortized over a 14 month period which ended in June 2011. The customer contracts acquired in the Pipeline Wireless, LLC acquisition totaled $1,864,187 and were amortized over a 17 month period which ended May 2012. The customer contracts acquired in the One Velocity acquisition are being amortized over a 30 month period ending November 2013. The customer contracts acquired in the Color Broadband acquisition are being amortized over a 28 month period ending April 2014. As of June 30, 2012, the average remaining amortization period was approximately 13 months. Future amortization expense is expected to be as follows:

Remainder of 2012	$1,439,822
2013	2,766,925
2014	496,696
$4,703,443

The Company’s FCC licenses are not subject to amortization as they have an indefinite useful life.

Note 6. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2012	December 31, 2011
Property and equipment	$1,912,822	$863,525
Payroll and related	790,041	608,101
Lease acquisition	310,600	-
Professional services	226,147	277,213
Network	253,955	149,755
Marketing	79,813	2,582
Acquisition costs	-	95,911
Other	184,521	123,006
Total	$3,757,899	$2,120,093

Network expenses consist of costs incurred to provide services to our customers, and include tower rentals, bandwidth, troubleshooting, and gear removal.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 Note 7.    Other Liabilities

Other liabilities consist of the following:

	June 30, 2012	December 31, 2011
Current
Deferred rent	$115,759	$104,206
Deferred acquisition payments	211,796	288,340
Total	$327,555	$392,546

Long-Term
Deferred rent	$28,940	$86,820
Deferred acquisition payments	128,654	205,024
Deferred taxes	118,018	118,018
Total	$275,612	$409,862

The gross balance of deferred acquisition payments totaled $442,500 as of June 30, 2012 and included $382,500 related to the acquisition of Pipeline Wireless, LLC payable in monthly installments of $16,630 through May 2014, and $60,000 related to the acquisition of Color Broadband payable in monthly installments of $10,000 through December 2012. These payments are recorded at a 12% discount rate for acquisition accounting purposes.

Note 8. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to value options granted to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. Stock-based compensation totaled $355,834 and $108,403 for the three months ended June 30, 2012 and 2011, respectively. Stock-based compensation totaled $846,159 and $184,555 for the six months ended June 30, 2012 and 2011, respectively. Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The unamortized amount of stock options expense totaled $2,876,556 as of June 30, 2012 which will be recognized over a weighted-average period of 2.5 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk-free interest rate	0.6%	1.6%-1.8%	0.6% - 1.0%	1.6%-1.8%
Expected volatility	74%	56%-58%	65% - 74%	56%-58%
Expected life (in years)	5.3	5.3 - 6.0	5 - 5.3	5.3 - 6.0
Expected dividend yield	-	-	-	-
Weighted average per share grant date fair value	$2.15	$2.65	$2.16	$2.65

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

During the first quarter of 2011, the Company issued 90,000 shares of restricted stock to two executives. The fair value of $354,600 was based on the closing market price of the Company’s common stock on the date of grant. The restricted stock vests over a three year period, of which 30,000 shares were vested as of June 30, 2012. Stock-based compensation for restricted stock totaled $29,550 for the three months ended June 30, 2012 and 2011, respectively. Stock-based compensation for restricted stock totaled $59,100 for the six months ended June 30, 2012 and 2011, respectively. Unrecognized compensation cost of $177,300 at June 30, 2012 will be recognized ratably through December 2013.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Option transactions under the stock option plans during the six months ended June 30, 2012 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2011	4,635,624	$2.85
Granted during 2012	250,000	3.62
Exercised	(251,715)	1.38
Forfeited /expired	(96,872)	8.62
Outstanding as of June 30, 2012	4,537,037	$2.85
Exercisable as of June 30, 2012	3,112,666	$2.11

A total of 16,008 and 109,565 options were exercised on a cashless basis during the three and six months ended June 30, 2012 resulting in the net issuance of 9,786 and 64,608 shares. Under a cashless exercise, the holder uses a portion of the shares that would otherwise be issuable upon exercise, rather than cash, as consideration for the exercise. The amount of net shares issuable in connection with a cashless exercise will vary based on the exercise price of the option compared to the current market price of the Company’s common stock on the date of exercise.

During the three and six months ended June 30, 2012, a total of 103,815 and 142,150 options were exercised on a cash basis which resulted in proceeds of $118,493 and $161,411, respectively.

The weighted average remaining contractual life of the outstanding options as of June 30, 2012 was 6.1 years.

The intrinsic value of outstanding and exercisable options totaled $7,471,080 and $7,055,660, respectively, as of June 30, 2012. The intrinsic value is calculated as the difference between the closing price of the Company’s common stock at June 30, 2012, which was $4.15 per share, and the exercise price of the options.

The number of shares issuable upon the exercise of an option will be lower if a holder elects to exercise on a cashless basis.

Note 9.    Stock Warrants

Warrant transactions during the six months ended June 30, 2012 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2011	4,776,310	$4.65
Forfeited /expired	(4,326,310)	4.61
Outstanding as of June 30, 2012	450,000	$5.00
Exercisable as of June 30, 2012	-	$-

A total of 4,026,310 warrants exercisable at prices ranging from $4.00 to $6.00 expired in January 2012 and an additional 300,000 warrants with an exercise price of $4.00 expired in June 2012.

There was no intrinsic value associated with the outstanding and exercisable warrants as of June 30, 2012. The intrinsic value is calculated as the difference between the closing price of the Company’s common stock at June 30, 2012, which was $4.15 per share, and the exercise price of the warrants.

The weighted average remaining contractual life as of June 30, 2012 was 4.0 years.

The number of shares issuable upon the exercise of a warrant will be lower if a holder elects to exercise on a cashless basis.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Employee Stock Purchase Plan

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum of 200,000 shares of common stock can be issued under the ESPP plan. The first issuance under the ESPP Plan occurred on June 30, 2011. During the three and six months ended June 30, 2012, a total of 9,978 and 16,161 shares were issued with a fair value of $41,409 and $70,778, respectively. The Company recognized $6,186 and $10,576 of stock-based compensation related to the 15% discount for the three and six months ended June 30, 2012, respectively. The Company recognized $3,171 of stock-based compensation related to the 15% discount for three and six months ended June 30, 2011, respectively.

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

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the six months ended June 30, 2012.

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2012	$31,415,895	$31,415,895	$-	$-
December 31, 2011	$44,672,587	$44,672,587	$-	$-

Note 12.    Net Loss Per Common Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise or issuance of these common stock equivalents outstanding at June 30, 2012 would dilute earnings per share if the Company becomes profitable in the future. The exercise of the outstanding stock options and warrants could generate proceeds up to approximately $15,203,000.

Stock options	4,537,037
Restricted stock	60,000
Warrants	450,000
Total	5,047,037

Note 13.    Commitments

Operating Lease Obligations

The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through December 2020.

As of June 30, 2012, total future operating lease obligations were as follows:

Remainder of 2012	$6,000,401
2013	10,704,370
2014	8,962,385
2015	8,133,645
2016	6,906,255
Thereafter	3,736,867
$44,443,923

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rent expense for the three month ended June 30, 2012 and 2011 totaled approximately $2,622,000 and $1,231,000, respectively. Rent expense for the six months ended June 30, 2012 and 2011 totaled approximately $4,739,000 and $2,268,000, respectively.

Capital Lease Obligations

We have entered into capital leases to acquire property and equipment expiring through May 2017. In December 2011, we entered into an agreement with Cisco Capital to acquire equipment related to our information technology infrastructure. The total lease obligation is approximately $2,100,000, of which approximately $1,400,000 commenced in the second quarter of 2012. The remaining $700,000 is expected to commence in the third quarter of 2012. These leases will be paid in various installments over a 60 month period.

As of June 30, 2012, total future capital lease obligations were as follows:

Remainder of 2012	$333,507
2013	741,350
2014	766,595
2015	692,047
2016	633,377
Thereafter	263,907
$3,430,783

Other

In December 2011, we entered into a one year information technology infrastructure support agreement. The agreement became effective at the end of the first quarter of 2012. The monthly payments are approximately $43,000 and will be paid through the first quarter of 2013.

Note 14.    Subsequent Events

In August 2012, the Company and Delos Internet (“Delos”) entered into a merger agreement pursuant to which a wholly-owned subsidiary of the Company will be merged with and into Delos, with Delos becoming a wholly-owned subsidiary of the Company. Delos operates in Houston, Texas. The closing of the merger agreement is subject to customary conditions as well as regulatory approval. The Company anticipates that the merger agreement will close during the fourth quarter of 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the six months ended June 30, 2012. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year-ended December 31, 2011 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The follow discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place too much reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q.

Overview

We provide broadband services to commercial customers and deliver access over a wireless network transmitting over both regulated and unregulated radio spectrum. Our service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. We provide broadband service to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport.

In the fourth quarter of 2011, we launched our small cell rooftop asset platform which is marketed towards mobile operators, Internet based marketing companies, and Wi-Fi operators.

In the first half of 2012, we entered into two agreements with national wireless carriers utilizing our current and future small cell rooftop asset platforms.

Characteristics of our Revenues and Expenses

We offer broadband services under agreements having terms of one, two or three years. Pursuant to these agreements, we bill customers on a monthly basis, in advance, for each month of service. Payments received in advance of services performed are recorded as deferred revenues and recognized as revenue ratably over the service period.

Costs of revenues consists of expenses that are directly related to providing services to our customers, including Core Network expenses (tower and roof rent and utilities, bandwidth costs, Points of Presence (“PoP”) maintenance and other) and Customer Network expenses (customer maintenance, non-installation fees and other customer specific expenses).  We collectively refer to Core Network and Customer Network as our “Network,” and Core Network costs and Customer Network costs as “Network Costs.”  When we first enter a new market, or expand in an existing market, we are required to incur up-front costs in order to be able to provide wireless broadband services to commercial customers.  We refer to these activities as establishing a “Network Presence.” These costs include constructing PoPs in buildings in which we have a lease agreement (“Company Locations”) where we install a substantial amount of equipment in order to connect numerous customers to the Internet.  The costs to build PoPs are capitalized and expensed over a five year period.  In addition to building PoPs, we also enter into tower and roof rental agreements, secure bandwidth and incur other Network Costs.  Once we have established a Network Presence in a new market or expanded our Network Presence in an existing market, we are capable of servicing a significant number of customers through that Network Presence.  The variable cost to add new customers is relatively modest, especially compared to the up-front cost of establishing or expanding our Network Presence.  As a result, our gross margins in a market normally increase over time as we add new customers in that market.  However, we may experience variability in gross margins during periods in which we are expanding our Network Presence in a market.

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

As of June 30, 2012, we operated in twelve major metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a Network Presence in a new market.  These costs include building PoPs and incurring Network Costs.  Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period. We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model, the operating performance of our mature markets, and the long-term potential for our newer markets. Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

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

Operating Costs: Represents costs that can be specifically allocated to a market which include direct sales personnel, certain direct marketing expenses, certain customer support and installation payroll expenses and third party commissions.

Corporate Expenses: Includes costs attributable to corporate overhead and the overall support of our operations. Salaries and related payroll costs for executive management, finance, administration and information systems personnel are included in this category. Other costs include office rent, utilities and other facilities costs, professional services and other general operating expenses.

Adjusted Market EBITDA: Represents a market’s income (loss) before interest, taxes, depreciation, amortization, stock-based compensation, and other income (expense). We believe this metric provides useful information regarding the cash flow being generated in a market.

We entered the Las Vegas-Reno market in May 2011 through the acquisition of One Velocity, Inc. (“One Velocity”). The acquisition of Color Broadband Communications Inc. (“Color Broadband”) in December 2011 expanded our market presence in the Los Angeles area.

Three months ended June 30, 2012

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$1,925,959	$646,234	$1,279,725	$380,253	$899,472
New York	1,806,110	481,629	1,324,481	283,285	1,041,196
Boston	1,747,604	365,383	1,382,221	224,282	1,157,939
Chicago	938,237	273,894	664,343	192,586	471,757
San Francisco	409,621	93,464	316,157	72,371	243,786
Miami	406,234	98,324	307,910	94,837	213,073
Las Vegas-Reno	396,870	152,561	244,309	45,983	198,326
Dallas-Fort Worth	161,279	92,303	68,976	89,715	(20,739)
Providence/Newport	125,115	44,697	80,418	32,988	47,430
Seattle	115,229	56,188	59,041	25,228	33,813
Philadelphia	24,528	16,605	7,923	22,897	(14,974)
Nashville	10,274	14,836	(4,562)	8,771	(13,333)
Total	$8,067,060	$2,336,118	$5,730,942	$1,473,196	$4,257,746

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$4,257,746
Centralized costs	(1,012,639)
Corporate expenses	(2,038,711)
Small cell rooftop platform, net	(2,180,334)
Depreciation and amortization	(3,348,283)
Stock-based compensation	(391,570)
Other income (expense)	(44,868)
Net loss	$(4,758,659)

Three months ended June 30, 2011

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Boston	$1,705,713	$398,959	$1,306,754	$274,904	$1,031,850
New York	1,502,945	350,372	1,152,573	313,253	839,320
Los Angeles	1,048,426	191,730	856,696	275,090	581,606
Chicago	916,531	294,817	621,714	162,206	459,508
San Francisco	386,386	73,068	313,318	96,973	216,345
Miami	342,166	79,750	262,416	92,267	170,149
Las Vegas- Reno	189,093	76,275	112,818	7,879	104,939
Seattle	137,858	53,765	84,093	34,911	49,182
Providence-Newport	112,131	42,640	69,491	23,735	45,756
Dallas-Fort Worth	180,221	78,844	101,377	71,436	29,941
Philadelphia	43,540	17,554	25,986	27,520	(1,534)
Nashville	16,049	12,124	3,925	11,283	(7,358)
Total	$6,581,059	$1,669,898	$4,911,161	$1,391,457	$3,519,704

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$3,519,704
Centralized costs	(726,161)
Corporate expenses	(1,892,365)
Small cell rooftop asset platform	(404,095)
Depreciation and amortization	(2,213,218)
Stock-based compensation	(141,124)
Other income (expense)	1,044,863
Net Loss	$(812,396)

Six months ended June 30, 2012

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$3,893,067	$1,226,239	$2,666,828	$728,878	$1,937,950
New York	3,439,474	905,034	2,534,440	591,300	1,943,140
Boston	3,436,129	759,325	2,676,804	490,068	2,186,736
Chicago	1,799,226	531,989	1,267,237	336,348	930,889
Las Vegas-Reno	828,716	305,803	522,913	86,019	436,894
Miami	825,140	186,653	638,487	196,461	442,026
San Francisco	787,002	162,498	624,504	147,586	476,918
Dallas-Fort Worth	330,539	175,430	155,109	167,374	(12,265)
Providence/Newport	233,255	85,028	148,227	63,535	84,692
Seattle	231,127	118,781	112,346	51,912	60,434
Philadelphia	48,415	32,706	15,709	45,081	(29,372)
Nashville	19,607	28,039	(8,432)	17,505	(25,937)
Total	$15,871,697	$4,517,525	$11,354,172	$2,922,067	$8,432,105

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$8,432,105
Centralized costs	(1,884,782)
Corporate expenses	(4,288,472)
Small cell rooftop platform, net	(3,797,509)
Depreciation and amortization	(6,629,362)
Stock-based compensation	(915,835)
Other income (expense)	(54,936)
Net loss	$(9,138,791)

Six months ended June 30, 2011

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Boston	$3,358,539	$793,052	$2,565,487	$497,273	$2,068,214
New York	2,951,136	675,762	2,275,374	636,592	1,638,782
Los Angeles	1,998,694	365,890	1,632,804	536,394	1,096,410
Chicago	1,733,240	521,289	1,211,951	347,880	864,071
San Francisco	735,145	132,511	602,634	190,032	412,602
Miami	643,181	148,735	494,446	195,250	299,196
Las Vegas- Reno	189,093	76,275	112,818	7,879	104,939
Seattle	274,267	107,386	166,881	63,398	103,483
Providence-Newport	231,058	83,501	147,557	50,785	96,772
Dallas-Fort Worth	324,045	160,036	164,009	135,793	28,216
Philadelphia	64,052	30,809	33,243	55,711	(22,468)
Nashville	31,622	20,146	11,476	22,779	(11,303)
Total	$12,534,072	$3,115,392	$9,418,680	$2,739,766	$6,678,914

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$6,678,914
Centralized costs	(1,482,503)
Corporate expenses	(3,607,333)
Small cell rooftop asset platform	(525,408)
Depreciation and amortization	(4,187,800)
Stock-based compensation	(246,826)
Other income (expense)	1,045,976
Net loss	$(2,324,980)

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues. Revenues totaled $8,103,321 during the three months ended June 30, 2012 compared to $6,581,059 during the three months ended June 30, 2011 representing an increase of $1,522,262, or 23%. This increase was primarily related to a 16% increase in our customer base from approximately 3,100 at June 30, 2011 to approximately 3,600 at June 30, 2012.

Average revenue per user (“ARPU”) as of June 30, 2012 totaled $708 compared to $703 as of June 30, 2011 representing an increase of $5, or 1%. The increase in ARPU primarily related to a higher percentage of customers purchasing, or upgrading to, higher bandwidth service which generates greater monthly recurring revenue (“MRR”).  Customers purchasing more than 10 megabytes of bandwidth service, commonly referred to as point-to-point customers, increased from 33% of our customer base as of June 30, 2011 to 39% as of June 30, 2012. The customers acquired from One Velocity in May 2011 had an ARPU of $734 compared to $690 for our customer base which had the effect of increasing our post acquisition ARPU by $2. The customers acquired from Color Broadband in December 2011 had an ARPU of $645 compared to $717 for our customer base which had the effect of decreasing our post acquisition ARPU by $7.

Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.65% for the three months ended June 30, 2012 compared to 1.56% for the three months ended June 30, 2011. Our goal is to maintain churn levels between 1.4% and 1.7% which we believe is below industry averages of approximately 2.0%.

Cost of Revenues.    Cost of revenues totaled $3,718,626 for the three months ended June 30, 2012 compared to $1,846,215 for the three months ended June 30, 2011 representing an increase of $1,872,411, or slightly greater than 100%. Gross margins for the three months ended June 30, 2012 decreased to 54% compared to 72% during the three months ended June 30, 2011. Expenses associated with the small cell rooftop asset platform totaled approximately $1,318,000 which impacted gross margin by 16 percentage points for the three months ended June 30, 2012. There were approximately $131,000 of expenses associated with the small cell rooftop asset platform for the three months ended June 30, 2011 which impacted gross margins by 2 percentage points. Core Network costs increased by approximately $638,000 primarily related to higher tower rent and bandwidth expenses which were partly related to acquisitions. Customer Network costs increased by approximately $95,000 primarily related to the growth in our customer base.

Depreciation and Amortization.    Depreciation and amortization totaled $3,348,283 for the three months ended June 30, 2012 compared to $2,213,218 for the three months ended June 30, 2011 representing an increase of $1,135,065, or 51%. Depreciation expense totaled $2,469,488 for the three months ended June 30, 2012 compared to $1,500,075 for the three months ended June 30, 2011 representing an increase of $969,413, or 65%. The gross base of depreciable assets as of June 30, 2012 increased by $23,750,628, or 58%, compared to June 30, 2011. The increase in the depreciable base during the twelve months ended June 30, 2012 reflects continued growth in the core business (approximately $12,402,000) as well as spending on the small cell rooftop asset platform (approximately $9,372,000) and additions resulting from acquisitions (approximately $1,977,000).

Amortization expense totaled $878,795 for the three months ended June 30, 2012 compared to $713,143 for the three months ended June 30, 2011 representing an increase of $165,652, or 23%. The increase was primarily related to the amortization of customer based intangible assets recorded in connection with the acquisitions of One Velocity in the second quarter of 2011 and Color Broadband in the fourth quarter of 2011.

Customer Support Services.    Customer support services totaled $1,172,715 for the three months ended June 30, 2012 compared to $733,162 for the three months ended June 30, 2011 representing an increase of $439,553, or 60%. Expenses associated with the small cell rooftop asset platform totaled approximately $252,000 compared to approximately $42,000 for the three months ended June 30, 2011. The remaining increase was related to additional personnel hired to support our growing customer base. Average department headcount increased by 48% from 56 in the 2011 period to 83 in the 2012 period.

Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2012 totaled $1,510,277 compared to $1,380,857 for the three months ended June 30, 2011 representing an increase of $129,420, or 9%. This increase was primarily related to an increase in payroll costs of approximately $48,000 and an increase in commissions and bonuses of approximately $56,000.

General and Administrative.    General and administrative expenses totaled $3,067,211 for the three months ended June 30, 2012 compared to $2,264,866 for the three months ended June 30, 2011 representing an increase of $802,345, or 35%. Costs associated with the small cell rooftop asset platform totaled approximately $637,000 for the three months ended June 30, 2012 as compared to $231,000 for the three months ended June 30, 2011. In addition, stock-based compensation increased by approximately $250,000 and information technology spending increased by approximately $166,000.

Interest Income. Interest income for the three months ended June 30, 2012 totaled $14,011 compared to $4,440 for the three months ended June 30, 2011 representing an increase of $9,571, or greater than 100%. The increase primarily relates to higher average cash balances in the 2012 period compared with the 2011 period. Average cash balances increased from approximately $18.3 million in the second quarter 2011 to approximately $35.5 million in the second quarter 2012.

Interest Expense.    Interest expense for the three months ended June 30, 2012 totaled $16,670 compared to $2,202 for the three months ended June 30, 2011 representing an increase of $14,468, or greater than 100%. Interest expense was primarily related to capital leases acquired and deferred payment obligations related to the Pipeline Wireless LLC(“Pipeline”) and Color Broadband acquisitions.

Gain (Loss) on Business Acquisition.    Loss on business acquisition totaled $40,079 for the three months ended June 30, 2012 compared to a $1,045,444 gain for the three months ended June 30, 2011 representing a decrease of $1,085,523, or greater than 100%. The gain in the 2011 period related to the acquisition of One Velocity in May 2011. The loss in the 2012 period related to the final purchase price adjustment for the Color Broadband acquisition in December 2011. We previously recognized a gain on the acquisition of Color Broadband of $1,186,090. The final net gain totaled $1,146,011.

Net Loss.    Net loss for the three months ended June 30, 2012 totaled $4,758,659 compared to $812,396 for the three months ended June 30, 2011 representing an increase of $3,946,263, or greater than 100%. Revenues increased by $1,522,262 or 23%, while operating expenses increased by $4,378,794, or 52%. Operating expenses associated with the small cell rooftop asset platform totaled $2,216,595 for the three months ended June 30, 2012 compared to $404,095 for the three months ended June 30, 2011 representing an increase of $1,812,500, or greater than 100%. In addition, non-operating expense totaled $44,868 for the three months ended June 30, 2012 compared with non-operating income of $1,044,863 for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues. Revenues totaled $15,922,380 during the six months ended June 30, 2012 compared to $12,534,072 during the six months ended June 30, 2011 representing an increase of $3,388,308, or 27%. This increase was primarily related to a 16% increase in our customer base from approximately 3,100 at June 30, 2011 to approximately 3,600 at June 30, 2012.

Cost of Revenues.    Cost of revenues totaled $6,786,637 for the six months ended June 30, 2012 compared to $3,352,122 for the six months ended June 30, 2011 representing an increase of $3,434,515, or slightly greater than 100%. Gross margins for the six months ended June 30, 2012 decreased to 57% compared to 73% during the six months ended June 30, 2011. Expenses associated with the small cell rooftop asset platform totaled approximately $2,167,000 which impacted gross margin by 14 percentage points for the six months ended June 30, 2012. There were approximately $147,000 of expenses associated with the small cell rooftop asset platform for the six months ended June 30, 2011 which impacted gross margin by 1 percentage point. Core Network costs increased by approximately $1,335,000 primarily related to higher tower rent and bandwidth expenses which were partly related to acquisitions. Customer Network costs increased by approximately $152,000 primarily related to the growth in our customer base.

Depreciation and Amortization.    Depreciation and amortization totaled $6,629,362 for the six months ended June 30 2012 compared to $4,187,800 for the six months ended June 30, 2011 representing an increase of $2,441,562, or 58%. Depreciation expense totaled $4,697,416 for the six months ended June 30, 2012 compared to $2,827,897 for the six months ended June 30, 2011 representing an increase of $1,869,519, or 66%. The gross base of depreciable assets as of June 30, 2012 increased by $23,750,628, or 58%, compared to June 30, 2011. The increase in the depreciable base during the twelve months ended June 30, 2012 reflects continued growth in the core business (approximately $12,402,000) as well as spending on the small cell rooftop asset platform (approximately $9,372,000) and additions resulting from acquisitions (approximately $1,977,000).

Amortization expense totaled $1,931,946 for the six months ended June 30, 2012 compared to $1,359,903 for the six months ended June 30, 2011 representing an increase of $572,043, or 42%. The increase was primarily related to the amortization of customer based intangible assets recorded in connection with the acquisitions of Color Broadband in the fourth quarter of 2011 and One Velocity in the second quarter of 2011.

Customer Support Services.    Customer support services totaled $2,240,530 for the six months ended June 30, 2012 compared to $1,504,185 for the six months ended June 30, 2011 representing an increase of $736,345, or 49%. Expenses associated with the small cell rooftop asset platform totaled approximately $466,000 compared to approximately $92,000 for the six months ended June 30, 2011. The remaining increase was related to additional personnel hired to support our growing customer base. Average department headcount increased by 45% from 55 in the 2011 period to 80 in the 2012 period.

Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2012 totaled $2,940,104 compared to $2,720,659 for the six months ended June 30, 2011 representing an increase of $219,445, or 8%. This increase was primarily related to an increase in payroll costs of approximately $78,000, an increase in commissions and bonuses of approximately $82,000 and an increase in advertising of approximately $25,000.

General and Administrative.    General and administrative expenses totaled $6,409,602 for the six months ended June 30, 2012 compared to $4,140,262 for the six months ended June 30, 2011 representing an increase of $2,269,340, or 55%. Costs associated with the small cell rooftop asset platform totaled approximately $1,205,000 for the six months ended June 30, 2012 as compared to approximately $286,000 for the six months ended June 30, 2011. In addition, stock-based compensation increased by approximately $669,000, information technology spending increased by approximately $276,000, acquisition costs increased by approximately $255,000, and loss on non-monetary transactions increased by approximately $94,000.

Interest Income. Interest income for the six months ended June 30, 2012 totaled $31,189 compared to $10,032 for the six months ended June 30, 2011 representing an increase of $21,157, or greater than 100%. The increase was primarily related to higher average cash balances in the 2012 period compared with the 2011 period. Average cash balances increased from approximately $20.3 million in the 2011 period to approximately $37.8 million in the 2012 period.

Interest Expense.    Interest expense for the six months ended June 30, 2012 totaled $38,986 compared to $4,790 for the six months ended June 30, 2011 representing an increase of $34,196, or greater than 100%. Interest expense primarily related to capital leases acquired and deferred payment obligations related to the Pipeline and Color Broadband acquisitions.

Gain (Loss) on Business Acquisition.    Loss on business acquisition totaled $40,079 for the six months ended June 30, 2012 compared to a $1,045,444 gain for the six months ended June 30, 2011, representing a decrease of $1,085,523 or greater than 100%. The gain in the 2011 period related to the acquisition of One Velocity in May 2011. The loss in the 2012 period related to the final purchase price adjustment for the Color Broadband acquisition in December 2011. We previously recognized a gain on the acquisition of Color Broadband of $1,186,090. The final net gain totaled $1,146,011.

Net Loss.    Net loss for the six months ended June 30, 2012 totaled $9,138,791 compared to $2,324,980 for the six months ended June 30, 2011 representing an increase of $6,813,811, or greater than 100%. Revenues increased by $3,388,308, or 27%, while operating expenses increased by $9,101,207, or 57%. Operating expenses associated with the small cell rooftop asset platform totaled $3,848,192 for the six months ended June 30, 2012 compared to $525,408 for the six months ended June 30, 2011 representing an increase of $3,322,784, or greater than 100%. In addition, non-operating expense totaled $54,936 for the six months ended June 30, 2012 compared with non-operating income of $1,045,976 for the six months ended June 30, 2011.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Changes in capital resources during the six months ended June 30, 2012 and 2011 are described below.

Net Cash (Used in) Provided by Operating Activities.    Net cash used in operating activities for the six months ended June 30, 2012 totaled $1,160,468 compared to cash provided by operating activities of $1,006,699 for the six months ended June 30, 2011 representing a decrease of $2,167,167, or greater than 100%. During the six months ended June 30, 2012, cash provided by operations for our core business totaled $2,390,354 as compared to $1,708,322 during the six months ended June 30, 2011. During the six months ended June 30, 2012, cash flow used in operations for our small cell rooftop asset platform totaled $3,797,509 as compared to $525,408 during the six months ended June 30, 2011. Changes in operating assets and liabilities generally represent timing differences regarding payments and receipts, and are normally not indicative of operating results.  During the six months ended June 30, 2012, changes in operating assets and liabilities provided cash of $246,687 compared to cash used of $176,215 for the six months ended June 30, 2011.

 Net Cash Used in Investing Activities.    Net cash used in investing activities for the six months ended June 30, 2012 totaled $12,043,062 compared to $7,962,319 for the six months ended June 30, 2011 representing an increase of $4,080,743, or 51%. The increase in the 2012 period related to higher spending on property and equipment which increased by $5,323,019, or 84%, from $6,320,398 to $11,643,417. Expenditures related to network equipment increased by approximately $2,398,000 in the 2012 period compared to the 2011 period. Expenditures related to the construction of the small cell rooftop asset platform increased by approximately $2,657,000 in the 2012 period compared to the 2011 period.

Net Cash (Used in) Provided by Financing Activities.  Net cash used in financing activities for the six months ended June 30, 2012 totaled $53,162 compared to cash provided by financing activities of $227,694 for the six months ended June 30, 2011, representing a decrease of $280,856, or greater than 100%. The decrease was primarily related to payments on our capital leases which totaled approximately $274,775 for the six months ended June 30, 2012 compared to $40,372 for the six months ended June 30, 2011.

Working Capital.    As of June 30, 2012, we had working capital of $25,619,440. Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of June 30, 2012:

	Payments due by period
	Total	2012	2013	2014	2015	2016	Thereafter
Capital lease obligations	$3,430,783	$333,507	$741,350	$766,595	$692,047	$633,377	$263,907
Operating leases	44,443,923	6,000,401	10,704,370	8,962,385	8,133,645	6,906,255	3,736,867
Deferred payments	442,500	159,783	199,565	83,152	-	-	-
Other	367,012	260,550	106,462	-	-	-	-
Total contractual cash obligations	$48,684,218	$6,754,241	$11,751,747	$9,812,132	$8,825,692	$7,539,632	$4,000,774

Capital Lease Obligations. We have entered into capital leases to acquire property and equipment expiring through May 2017. In December 2011, we entered into an agreement with Cisco Capital to acquire equipment related to our information technology infrastructure. The total lease obligation is approximately $2,100,000, of which approximately $1,400,000 commenced in the second quarter of 2012. The remaining $700,000 is expected to commence in the third quarter of 2012. These leases will be paid in various installments over a 60 month period.

Operating Leases. We have entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through December 2020.

Deferred Payments. We are making deferred payments to Pipeline as part of the consideration paid for the acquisition. There were 23 monthly payments of approximately $16,630 remaining as of June 30, 2012.

We acquired an agreement with the acquisition of Color Broadband related to the purchase of network equipment and licenses. There were 6 monthly payments of $10,000 remaining as of June 30, 2012.

Other. In December 2011, we entered into a one year information technology infrastructure support agreement. The agreement became effective at the end of the first quarter of 2012. The monthly payments are approximately $43,000 and will be paid through the first quarter of 2013.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, we utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving appropriate consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates which may impact the comparability of our results of operations to other companies in our industry. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation, or are fundamentally important to our business.

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

Asset Retirement Obligations. The Financial Accounting Standards Board (“FASB”) guidance on asset retirement obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated costs. This guidance requires the recognition of an asset retirement obligation and an associated asset retirement cost when there is a legal obligation associated with the retirement of tangible long-lived assets.  Our network equipment is installed on both buildings in which we have a lease agreement (“Company Locations”) and at customer locations.  In both instances, the installation and removal of our equipment is not complicated and does not require structural changes to the building where the equipment is installed.  Costs associated with the removal of our equipment at Company or customer locations are not material, and accordingly, we have determined that we do not presently have asset retirement obligations under the FASB’s accounting guidance.

Off-Balance Sheet Arrangements.    We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as ‘‘Special Purposes Entities.’’

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices.  Our primary market risk relates to interest rates.  At June 30, 2012, all cash and cash equivalents are immediately available cash balances.  A portion of our cash and cash equivalents are held in three institutional money market funds.   Our interest rate risk exposure is to a decline in interest rates which would result in a decline in interest income. Due to our current market yields, a further decline in interest rates would not have a material impact on earnings.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TOWERSTREAM CORPORATION

Date: August 9, 2012	By:	/s/ Jeffrey M. Thompson
Jeffrey M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joseph P. Hernon
Joseph P. Hernon
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer.