Form 10-Q/A
period 2012-06-30
TOWERSTREAM CORP
filed 2012-09-07
CIK 1349437

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

Yes ☐  No☒

As of August 6, 2012, there were 54,364,896 shares of the issuer’s common stock outstanding.

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (the “Amendment”) for the quarterly period ended June 30, 2012, as originally filed with the U.S Securities and Exchange Commission (“SEC”) on August 9, 2012 (the “Original Filing”), for the sole purpose of furnishing Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this Amendment provides the condensed consolidated financial statements and related notes from the Original Filing formatted in XBRL (eXtensible Business Reporting Language). The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing.

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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: September 7, 2012	By:	/s/ Jeffrey M. Thompson
Jeffrey M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 7, 2012	By:	/s/ Joseph P. Hernon
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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.