Form 10-Q
period 2012-09-30
TOWERSTREAM CORP
filed 2012-11-08
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 5, 2012, there were 54,643,263 shares of common stock, par value $0.001 per share, outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2012 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	22

Item 4.	Controls and Procedures.	22

Part II	OTHER INFORMATION

Item 6.	Exhibits.	23

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$23,132,521	$44,672,587
Accounts receivable, net	603,233	592,539
Prepaid expenses and other current assets	795,320	622,505
Total Current Assets	24,531,074	45,887,631

Property and equipment, net	39,990,259	27,531,273

Intangible assets, net	5,268,088	7,959,761
Goodwill	1,674,281	1,674,281
Other assets	1,769,362	583,950
Total Assets	$73,233,064	$83,636,896

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,139,374	$1,443,919
Accrued expenses	3,468,857	2,120,093
Deferred revenues	1,493,015	1,591,286
Current maturities of capital lease obligations	571,669	293,126
Other	295,308	392,546
Total Current Liabilities	6,968,223	5,840,970

Long-Term Liabilities
Capital lease obligations, net of current maturities	2,144,599	241,154
Other	210,200	409,862
Total Long-Term Liabilities	2,354,799	651,016
Total Liabilities	9,323,022	6,491,986

Commitments (Note 13)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 70,000,000 shares authorized; 54,641,929 and 54,256,083 shares issued and outstanding, respectively	54,642	54,256
Additional paid-in-capital	120,781,740	119,469,969
Accumulated deficit	(56,926,340)	(42,379,315)
Total Stockholders' Equity	63,910,042	77,144,910
Total Liabilities and Stockholders' Equity	$73,233,064	$83,636,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$8,127,507	$6,775,892	$24,049,887	$19,309,964

Operating Expenses
Cost of revenues (exclusive of depreciation)	4,439,475	2,231,428	11,226,112	5,583,550
Depreciation and amortization	3,399,442	2,298,788	10,028,804	6,486,588
Customer support services	1,128,131	869,900	3,368,661	2,374,085
Sales and marketing	1,518,229	1,348,408	4,458,333	4,069,067
General and administrative	3,022,213	2,656,438	9,431,815	6,796,700
Total Operating Expenses	13,507,490	9,404,962	38,513,725	25,309,990
Operating Loss	(5,379,983)	(2,629,070)	(14,463,838)	(6,000,026)
Other Income/(Expense)
Interest income	10,206	21,627	41,395	31,659
Interest expense	(37,247)	(8,728)	(76,233)	(13,518)
Gain (loss) on business acquisition	-	-	(40,079)	1,045,444
Other income (expense), net	(1,210)	(4,240)	(8,270)	(8,950)
Total Other Income/(Expense)	(28,251)	8,659	(83,187)	1,054,635
Net Loss	$(5,408,234)	$(2,620,411)	$(14,547,025)	$(4,945,391)

Net loss per common share – basic and diluted	$(0.10)	$(0.05)	$(0.27)	$(0.11)
Weighted average common shares outstanding – basic and diluted	54,403,237	51,599,165	54,361,646	45,516,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Nine Months Ended September 30, 2012

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In-Capital	Deficit	Total
Balance at January 1, 2012	54,256,083	$54,256	$119,469,969	$(42,379,315)	$77,144,910
Cashless exercise of options	161,027	161	(161)		-
Exercise of options	315,793	316	312,537		312,853
Issuance of common stock under employee stock purchase plan	23,132	23	99,057		99,080
Issuance of common stock upon vesting of restricted stock awards	30,000	30	(30)		-
Stock-based compensation for options			1,249,925		1,249,925
Stock-based compensation for restricted stock			88,650		88,650
Adjustment to common stock issued for business acquisitions	(144,106)	(144)	(403,221)		(403,365)
Fair value of options repurchased			(34,986)		(34,986)
Net loss				(14,547,025)	(14,547,025)
Balance at September 30, 2012	54,641,929	$54,642	$120,781,740	$(56,926,340)	$63,910,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(14,547,025)	$(4,945,391)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	219,082	215,802
Depreciation and amortization	10,028,804	6,486,588
Stock-based compensation	1,353,404	661,565
(Gain) loss on business acquisition	40,079	(1,045,444)
Loss on sale and disposition of property and equipment	72,072	49,796
Deferred rent	(75,267)	(63,117)
Changes in operating assets and liabilities:
Accounts receivable	(230,195)	(97,711)
Prepaid expenses and other current assets	(332,872)	(89,285)
Other assets	(893,202)	(252,410)
Accounts payable	(304,545)	411,867
Accrued expenses	1,354,743	309,142
Other current liabilities	-	(23,051)
Deferred revenues	(318,999)	(156,649)
Total Adjustments	10,913,104	6,407,093
Net Cash (Used In) Provided By Operating Activities	(3,633,921)	1,461,702

Cash Flows From Investing Activities
Acquisitions of property and equipment	(17,382,469)	(10,358,737)
Acquisition of a business	-	(1,600,000)
Proceeds from sale of property and equipment	12,850	16,009
Payments of security deposits	(292,209)	(67,207)
Deferred acquisition payments	(221,633)	(85,059)
Net Cash Used In Investing Activities	(17,883,461)	(12,094,994)

Cash Flows From Financing Activities
Payments on capital leases	(384,802)	(96,890)
Issuance of common stock upon exercise of options	312,853	240,835
Issuance of common stock upon exercise of warrants	-	27,000
Issuance of common stock under employee stock purchase plan	84,251	41,617
Repurchase of options	(34,986)	-
Net proceeds from sale of common stock	-	38,834,709
Net Cash (Used In) Provided By Financing Activities	(22,684)	39,047,271

Net (Decrease) Increase In Cash and Cash Equivalents	(21,540,066)	28,413,979

Cash and Cash Equivalents – Beginning	44,672,587	23,173,352
Cash and Cash Equivalents – Ending	$23,132,521	$51,587,331

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$76,234	$13,518
Taxes	$18,158	$16,801
Fair value of common stock issued for FCC license	$-	$309,555
Non-cash investing and financing activities:
Acquisition of property and equipment under capital lease obligations	$2,333,006	$452,965
Fair value of common stock issued (returned) related to an acquisition	$(403,365)	$1,839,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Nature of Business

Towerstream Corporation (referred to as ‘‘Towerstream’’ or the ‘‘Company’’) was incorporated in Delaware in December 1999. The Company provides broadband services to commercial customers and delivers access over a wireless network transmitting over both regulated and unregulated radio spectrum. The Company’s service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. The Company provides broadband services to business customers in twelve metropolitan markets consisting of New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport.

In the fourth quarter of 2011, the Company launched its Wi-Fi/Small Cell rooftop tower sites (“rooftop tower sites”) which is marketed towards mobile operators, Internet based marketing companies and Wi-Fi operators.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2012 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of September 30, 2012, the Company had cash and cash equivalent balances of approximately $15,116,000 in excess of the federally insured limit of $250,000. Under the FDIC’s Transaction Account Guarantee (“TAG”) program, non-interest-bearing transaction deposit accounts have full federal deposit insurance coverage through December 31, 2012. The Company has one noninterest-bearing transaction deposit account with a balance of approximately $523,000 as of September 30, 2012 that is covered under the TAG program.

The Company also had approximately $7,766,000 invested in three institutional money market funds. These funds are protected under the Securities Investor Protection Corporation, a nonprofit membership corporation which provides limited coverage up to $500,000.

Accounts Receivable. Accounts receivable are stated at cost less an allowance for doubtful accounts which reflects the Company’s estimate of balances that will be not collected. The allowance is based on the history of past write-offs, the aging of balances, collections experience and current credit conditions. Additions include provisions for doubtful accounts and deductions include customer write-offs.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in the allowance for doubtful accounts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning of period	$275,070	$228,447	$262,525	$118,825
Additions	50,000	105,000	219,082	302,491
Deductions	(113,656)	(50,784)	(270,193)	(138,653)
End of period	$211,414	$282,663	$211,414	$282,663

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

Recent Accounting Pronouncements. In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, Intangibles -Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to simplify how entities test indefinite-lived intangibles assets for impairment. ASU 2012-02 allows entities to assess qualitative factors in determining whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. This pronouncement becomes effective for annual and interim tests performed for the fiscal years beginning after September 15, 2012. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

Subsequent Events. Subsequent events have been evaluated through the date of this filing.

Note 3.    Business Acquisitions

Delos Internet

In August 2012, the Company and Delos Internet (“Delos”) entered into a binding merger agreement pursuant to which a wholly owned subsidiary of the Company will be merged with and into Delos, with Delos becoming a wholly owned subsidiary of the Company. Delos operates in Houston, Texas. The closing of the merger agreement is subject to customary closing conditions as well as regulatory approval.  The Company anticipates, but cannot assure, that the merger agreement will close during the first quarter of 2013.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Color Broadband Communications Inc.

In May 2012, the Company finalized the purchase price of Color Broadband Communications Inc. (“Color Broadband”). The final purchase price of $5,098,996 is $220,885, or 4%, lower than the previously reported purchase price of $5,319,881. The finalization of the purchase price resulted in a reduction of approximately $261,000 of identifiable net assets and a reduction in the gain on business acquisition of approximately $40,000. The purchase price adjustment resulted in a decrease in the number of shares of common stock issued to Color Broadband of 98,506 from 925,736 to 827,230 shares. In addition, 45,600 shares of common stock were returned to the Company principally representing accounts receivable collections retained by Color Broadband during the post-closing transition services period.

One Velocity Inc.

In January 2012, the Company finalized the purchase price of the One Velocity Inc. (“One Velocity”) acquisition. The final purchase price of $2,881,959 is $557,773, or 16%, lower than the previously reported purchase price of $3,439,732. The adjustment resulted in a decrease of 117,426 shares of common stock issued to One Velocity, from 387,312 to 269,886 shares. In addition, the Company recognized additional gain on business acquisition of approximately $481,000 and a reduction of approximately $77,000 of identifiable net assets in the fourth quarter of 2011. The additional gain on business acquisition of approximately $481,000 has been retroactively adjusted and included in the statement of operations for the nine months ended September 30, 2011.

Pro Forma Information

The following table reflects the unaudited pro forma consolidated results of operations of the Company had the acquisitions of One Velocity, Inc. (“One Velocity”) and Color Broadband taken place at the beginning of the 2011 period:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenues	$7,500,998	$22,090,692
Amortization expense	$1,062,583	$3,749,588
Total operating expenses	$10,282,298	$28,744,980
Net loss	$(2,772,641)	$(5,599,653)
Basic net loss per share	$(0.05)	$(0.12)

The pro forma information presented above does not purport to present what actual results of the Company would have been had the acquisitions actually occurred at the beginning of 2011 nor does the information project results for any future period.

Note 4.    Property and Equipment

Property and equipment is comprised of:

	September 30, 2012	December 31, 2011
Network and base station equipment	$26,504,739	$22,231,025
Customer premise equipment	20,808,540	18,015,886
Rooftop tower sites	17,237,764	6,535,212
Information technology	3,743,460	1,977,302
Furniture, fixtures and other	1,594,158	1,579,269
Leasehold improvements	789,393	775,420
	70,678,054	51,114,114
Less: accumulated depreciation	30,687,795	23,582,841
Property and equipment, net	$39,990,259	$27,531,273

Depreciation expense for the three months ended September 30, 2012 and 2011 was $2,679,531 and $1,723,163, respectively. Depreciation expense for the nine months ended September 30, 2012 and 2011 was $7,376,947 and $4,551,060, respectively. The Company sold or disposed of property and equipment with $356,915 of original cost and $271,993 of accumulated depreciation during the nine months ended September 30, 2012. The Company sold or disposed of property and equipment with $190,488 of original cost and $126,448 of accumulated depreciation during the nine months ended September 30, 2011. In addition, the Company exchanged property and equipment with a net book value of $20,815 for property and equipment with a fair value of $19,050 during the nine months ended September 30, 2011. There were no exchanges of property and equipment for the nine months ended September 30, 2012.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	September 30, 2012	December 31, 2011
Network and base station equipment	$712,925	$576,033
Rooftop tower sites	684,149	81,305
Customer premise equipment	59,328	59,328
Information technology	1,752,240	-
	3,208,642	716,666
Less: accumulated depreciation	381,368	77,915
Property acquired through capital leases, net	$2,827,274	$638,751

During the first quarter of 2012, the Company made final payments of $46,412 on capital leases acquired with the Color Broadband acquisition. The Company obtained clear title to the equipment, and accordingly, is no longer reporting these assets as property held under capital leases.

Note 5. Intangible Assets

Intangible assets consist of the following:

	September 30, 2012	December 31, 2011
Goodwill	$1,674,281	$1,674,281

Customer contracts	$10,221,658	$10,261,475
Less: accumulated amortization of customer contracts	6,238,125	3,586,269
Customer contracts, net	3,983,533	6,675,206
FCC licenses	1,284,555	1,284,555
Intangible assets, net	$5,268,088	$7,959,761

Amortization expense for the three months ended September 30, 2012 and 2011 was $719,911 and $575,625, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 was $2,651,857 and $1,935,528, respectively. The customer contracts acquired in the Sparkplug Chicago, Inc. acquisition totaled $1,483,000 and were amortized over a 14 month period which ended in June 2011. The customer contracts acquired in the Pipeline Wireless, LLC acquisition totaled $1,864,187 and were amortized over a 17 month period which ended May 2012. The customer contracts acquired in the One Velocity acquisition are being amortized over a 30 month period ending November 2013. The customer contracts acquired in the Color Broadband acquisition are being amortized over a 28 month period ending April 2014. As of September 30, 2012, the average remaining amortization period was approximately 16 months. Future amortization expense is expected to be as follows:

Remainder of 2012	$719,911
2013	2,766,925
2014	496,697
$3,983,533

The Company’s FCC licenses are not subject to amortization as they have an indefinite useful life.

Note 6. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2012	December 31, 2011
Property and equipment	$1,590,798	$863,525
Payroll and related	831,931	608,101
Lease acquisition	109,450	-
Professional services	258,223	277,213
Network	294,831	149,755
Information technology support	151,987	-
Marketing	84,433	2,582
Acquisition	-	95,911
Other	147,204	123,006
Total	$3,468,857	$2,120,093

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Network expenses consist of costs incurred to provide services to our customers, and include tower rentals, bandwidth, troubleshooting and gear removal.

Note 7.    Other Liabilities

Other liabilities consist of the following:

	September 30, 2012	December 31, 2011
Current
Deferred rent	$115,759	$104,206
Deferred acquisition payments	179,549	288,340
Total	$295,308	$392,546

Long-Term
Deferred rent	$-	$86,820
Deferred acquisition payments	92,182	205,024
Deferred taxes	118,018	118,018
Total	$210,200	$409,862

The gross balance of deferred acquisition payments totaled $362,608 as of September 30, 2012 and included $332,608 related to the acquisition of Pipeline Wireless, LLC payable in monthly installments of $16,630 through May 2014, and $30,000 related to the acquisition of Color Broadband payable in monthly installments of $10,000 through December 2012. These payments are recorded at a 12% discount rate for acquisition accounting purposes.

Note 8. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to value options granted to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. Stock-based compensation totaled $403,765 and $381,060 for the three months ended September 30, 2012 and 2011, respectively. Stock-based compensation totaled $1,249,925 and $565,615 for the nine months ended September 30, 2012 and 2011, respectively. Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The unamortized amount of stock options expense totaled $2,500,724 as of September 30, 2012 which will be recognized over a weighted-average period of 2.3 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk-free interest rate	-	1.6%-2.1%	0.6% - 1.0%	1.6%-2.1%
Expected volatility	-	50%-56%	65% - 74%	50%-58%
Expected life (in years)	-	5.7 - 6.4	5 - 5.3	5.3 - 6.4
Expected dividend yield	-	-	-	-
Weighted average per share grant date fair value	-	$2.59	$2.16	$2.61

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

During the first quarter of 2011, the Company issued 90,000 shares of restricted stock to two executives. The fair value of the shares was $354,600 and was based on the closing market price of the Company’s common stock on the date of grant. The restricted stock vests over a three year period, of which 30,000 shares were vested as of September 30, 2012. Stock-based compensation for restricted stock totaled $29,550 for the three months ended September 30, 2012 and 2011, respectively. Stock-based compensation for restricted stock totaled $88,650 for the nine months ended September 30, 2012 and 2011, respectively. Unrecognized compensation cost of $147,750 at September 30, 2012 will be recognized ratably through December 2013.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Option transactions under the stock option plans during the nine months ended September 30, 2012 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of December 31, 2011	4,635,624	$2.85
Granted during 2012	250,000	3.62
Cancelled	(568,164)	1.20
Forfeited /expired	(108,120)	8.14
Outstanding as of September 30, 2012	4,209,340	$2.99
Exercisable as of September 30, 2012	2,931,888	$2.31

A total of 142,806 and 252,371 options were exercised on a cashless basis during the three and nine months ended September 30, 2012, respectively, resulting in the net issuance of 96,419 and 161,027 shares. Under a cashless exercise, the holder uses a portion of the shares that would otherwise be issuable upon exercise as consideration for the exercise. The amount of net shares issuable in connection with a cashless exercise will vary based on the exercise price of the option compared to the current market price of the Company’s common stock on the date of exercise.

A total of 173,643 and 315,793 options were exercised on a cash basis during the three and nine months ended September 30, 2012, respectively, which resulted in proceeds of $151,441 and $312,853, respectively.

Cancellations for the nine months ended September 30, 2012 included 14,370 options related to employee terminations, 18,750 options that were repurchased and 75,000 options that expired. The 18,750 options had a fair value of $34,986.

The weighted average remaining contractual life of the outstanding options as of September 30, 2012 was 6.1 years.

The intrinsic value of outstanding and exercisable options totaled $6,239,706 and $5,937,671, respectively, as of September 30, 2012. The intrinsic value is calculated as the difference between the closing price of the Company’s common stock at September 28, 2012, which was $4.06 per share, and the exercise price of the options.

The number of shares issuable upon the exercise of an option will be lower if a holder elects to exercise on a cashless basis.

Note 9.    Stock Warrants

Warrant transactions during the nine months ended September 30, 2012 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of December 31, 2011	4,776,310	$4.65
Forfeited /expired	(4,326,310)	4.61
Outstanding as of September 30, 2012	450,000	$5.00
Exercisable as of September 30, 2012	450,000	$5.00

A total of 4,026,310 warrants exercisable at prices ranging from $4.00 to $6.00 expired in January 2012 and an additional 300,000 warrants with an exercise price of $4.00 expired in June 2012.

There was no intrinsic value associated with the outstanding and exercisable warrants as of September 30, 2012. The intrinsic value is calculated as the difference between the closing price of the Company’s common stock at September 28, 2012, which was $4.06 per share, and the exercise price of the warrants.

The weighted average remaining contractual life as of September 30, 2012 was 3.8 years.

The number of shares issuable upon the exercise of a warrant will be lower if a holder elects to exercise on a cashless basis.

Note 10. Employee Stock Purchase Plan

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum of 200,000 shares of common stock can be issued under the ESPP Plan. The first issuance under the ESPP Plan occurred on June 30, 2011. During the three and nine months ended September 30, 2012, a total of 6,971 and 23,132 shares were issued under the ESPP Plan with a fair value of $28,302 and $99,080, respectively. The Company recognized $4,252 and $14,829 of stock-based compensation related to the 15% discount for the three and nine months ended September 30, 2012, respectively. The Company recognized $4,129 and $7,300 of stock-based compensation related to the 15% discount for three and nine months ended September 30, 2011, respectively.

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

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the nine months ended September 30, 2012.

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2012	$23,132,521	$23,132,521	$-	$-
December 31, 2011	$44,672,587	$44,672,587	$-	$-

Note 12.    Net Loss Per Common Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise or issuance of these common stock equivalents outstanding at September 30, 2012 would dilute earnings per share if the Company becomes profitable in the future. The exercise of the outstanding stock options and warrants could potentially generate proceeds up to approximately $14,822,000 if exercised by the holder for cash.

Stock options	4,209,340
Restricted stock	60,000
Warrants	450,000
Total	4,719,340

Note 13.    Commitments

Operating Lease Obligations

The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through December 2020.

As of September 30, 2012, total future operating lease obligations were as follows:

Remainder of 2012	$3,746,855
2013	13,089,174
2014	11,686,178
2015	10,656,928
2016	9,455,925
Thereafter	5,483,716
$54,118,776

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rent expense for the three months ended September 30, 2012 and 2011 totaled approximately $3,245,000 and $1,526,000, respectively. Rent expense for the nine months ended September 30, 2012 and 2011 totaled approximately $7,984,000 and $3,793,000, respectively.

Capital Lease Obligations

We have entered into capital leases to acquire property and equipment expiring through May 2017. In December 2011, we entered into an agreement with Cisco Capital to acquire equipment related to our information technology infrastructure. The total lease obligation is approximately $2,100,000, of which approximately $1,400,000 commenced in the second quarter of 2012. The remaining $700,000 is expected to commence in the first quarter of 2013. These leases will be paid in various installments over a 60 month period from their respective commencement dates.

As of September 30, 2012, total future capital lease obligations were as follows:

Remainder of 2012	$161,384
2013	705,283
2014	750,263
2015	665,692
2016	633,377
Thereafter	387,517
3,303,516
Less: Obligations not commenced as of September 30, 2012	189,226
Less: Interest expense	398,022
Total capital lease obligations	$2,716,268
Current	$571,669
Long-term	$2,144,599

Other

In December 2011, we entered into a one year information technology infrastructure support agreement. The agreement became effective at the end of the first quarter of 2012. The monthly payments are approximately $43,000 and will be paid through the first quarter of 2013.

Note 14.    Subsequent Events

The Company’s annual meeting of stockholders was held on November 2, 2012.  Stockholders approved an increase in the number of shares of common stock authorized for issuance from 70 million to 95 million.  Stockholders also approved an increase in the number of shares reserved for issuance under the 2007 Incentive Stock Plan from 2.5 million to 5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2012. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year-ended December 31, 2011 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place too much reliance on these forward-looking statements which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q.

Overview

We provide broadband services to commercial customers and deliver access over a wireless network transmitting over both regulated and unregulated radio spectrum. Our service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. We provide broadband services to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport.

In the fourth quarter of 2011, we launched our Wi-Fi/Small Cell rooftop tower sites (“rooftop tower sites”) which is marketed towards mobile operators, Internet based marketing companies, and Wi-Fi operators.

In the first half of 2012, we entered into two agreements with national wireless carriers utilizing our current and future rooftop tower sites.

In August 2012, we entered into a binding merger agreement with Delos Internet (“Delos”) pursuant to which a wholly owned subsidiary of ours will be merged with and into Delos, with Delos becoming a wholly owned subsidiary of ours. Delos operates in Houston, Texas. The closing of the merger agreement is subject to customary closing conditions as well as regulatory approval.  We anticipate, but cannot assure, that the merger agreement will close during the first quarter of 2013.

Characteristics of our Revenues and Expenses

We offer broadband services under agreements for periods ranging between one to three years. Pursuant to these agreements, we bill customers on a monthly basis, in advance, for each month of service. Payments received in advance of services performed are recorded as deferred revenues and recognized as revenue ratably over the service period.

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

General and administrative expenses include costs attributable to corporate overhead and the overall support of our operations. Salaries and other related payroll costs for executive management, finance, administration and information systems personnel are included in this category. Other costs include office rent, utilities and other facilities costs, accounting, legal and other professional services, and other general operating expenses.

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

As of September 30, 2012, we operated in twelve metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a Network Presence in a new market.  These costs include building PoPs and incurring Network Costs.  Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period. We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model, the operating performance of our mature markets, and the long-term potential for our newer markets. Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

Revenues: Revenues are allocated based on which market each customer is located in.

Centralized Costs: Represents costs incurred to support activities across all of our markets that are not allocable to a specific market. These principally consists of payroll costs for customer care representatives, customer support engineers, sales support, marketing and certain installations personnel. These individuals service customers across all markets rather than being dedicated to any specific market.

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

Three months ended September 30, 2012

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$1,994,972	$598,997	$1,395,975	$396,698	$999,277
New York	1,857,988	435,194	1,422,794	319,524	1,103,270
Boston	1,698,654	388,141	1,310,513	220,220	1,090,293
Chicago	943,775	303,818	639,957	170,327	469,630
Miami	413,321	117,119	296,202	94,438	201,764
Las Vegas-Reno	369,748	157,851	211,897	28,518	183,379
San Francisco	373,210	87,322	285,888	79,976	205,912
Dallas-Fort Worth	157,625	82,537	75,088	90,172	(15,084)
Seattle	144,369	54,007	90,362	36,092	54,270
Providence/Newport	131,992	64,693	67,299	29,954	37,345
Philadelphia	30,043	22,355	7,688	32,125	(24,437)
Nashville	11,810	14,106	(2,296)	8,547	(10,843)
Total	$8,127,507	$2,326,140	$5,801,367	$1,506,591	$4,294,776

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$4,294,776
Centralized costs	(939,677)
Corporate expenses	(2,011,720)
Rooftop tower sites expenses	(2,886,353)
Depreciation and amortization	(3,399,442)
Stock-based compensation	(437,567)
Other income (expense)	(28,251)
Net loss	$(5,408,234)

Three months ended September 30, 2011

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Boston	$1,695,256	$390,387	$1,304,869	$224,535	$1,080,334
New York	1,532,711	349,209	1,183,502	308,937	874,565
Los Angeles	1,086,767	223,427	863,340	262,728	600,612
Chicago	870,300	266,329	603,971	150,881	453,090
Las Vegas- Reno	408,545	179,858	228,687	44,250	184,437
San Francisco	370,265	66,401	303,864	92,547	211,317
Miami	365,266	80,503	284,763	100,347	184,416
Dallas-Fort Worth	165,551	84,441	81,110	79,747	1,363
Seattle	125,393	55,372	70,021	26,952	43,069
Providence-Newport	120,011	50,871	69,140	23,848	45,292
Philadelphia	23,177	15,240	7,937	28,105	(20,168)
Nashville	12,650	969	11,681	11,050	631
Total	$6,775,892	$1,763,007	$5,012,885	$1,353,927	$3,658,958

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$3,658,958
Centralized costs	(761,196)
Corporate expenses	(1,933,124)
Rooftop tower sites expenses	(880,181)
Depreciation and amortization	(2,298,788)
Stock-based compensation	(414,739)
Other income (expense)	8,659
Net Loss	$(2,620,411)

Nine months ended September 30, 2012

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$5,888,039	$1,798,033	$4,090,006	$1,108,888	$2,981,118
New York	5,348,145	1,340,228	4,007,917	910,825	3,097,092
Boston	5,134,784	1,147,466	3,987,318	710,288	3,277,030
Chicago	2,743,001	835,807	1,907,194	506,675	1,400,519
Miami	1,238,460	299,199	939,261	290,899	648,362
Las Vegas-Reno	1,198,464	463,654	734,810	114,537	620,273
San Francisco	1,160,212	277,022	883,190	244,250	638,940
Dallas-Fort Worth	488,163	257,967	230,196	257,546	(27,350)
Seattle	375,496	172,788	202,708	88,004	114,704
Providence/Newport	365,247	149,721	215,526	93,490	122,036
Philadelphia	78,458	55,061	23,397	77,206	(53,809)
Nashville	31,418	42,145	(10,727)	26,052	(36,779)
Total	$24,049,887	$6,839,091	$17,210,796	$4,428,660	$12,782,136

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$12,782,136
Centralized costs	(2,829,033)
Corporate expenses	(6,300,188)
Rooftop tower sites expenses	(6,734,545)
Depreciation and amortization	(10,028,804)
Stock-based compensation	(1,353,404)
Other income (expense)	(83,187)
Net loss	$(14,547,025)

Nine months ended September 30, 2011

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Boston	$5,053,796	$1,183,440	$3,870,356	$721,808	$3,148,548
New York	4,483,848	1,024,971	3,458,877	946,407	2,512,470
Los Angeles	3,085,461	589,316	2,496,145	799,122	1,697,023
Chicago	2,603,539	787,618	1,815,921	498,761	1,317,160
San Francisco	1,105,410	198,911	906,499	282,579	623,920
Miami	1,008,446	229,238	779,208	295,597	483,611
Las Vegas- Reno	597,638	256,133	341,505	52,129	289,376
Dallas-Fort Worth	489,596	244,477	245,119	215,540	29,579
Seattle	399,660	162,758	236,902	90,350	146,552
Providence-Newport	351,069	134,372	216,697	74,633	142,064
Philadelphia	87,229	46,049	41,180	83,816	(42,636)
Nashville	44,272	21,115	23,157	33,829	(10,672)
Total	$19,309,964	$4,878,398	$14,431,566	$4,094,571	$10,336,995

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$10,336,995
Centralized costs	(2,242,822)
Corporate expenses	(5,540,457)
Rooftop tower sites expenses	(1,405,589)
Depreciation and amortization	(6,486,588)
Stock-based compensation	(661,565)
Other income (expense)	1,054,635
Net loss	$(4,945,391)

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues. Revenues totaled $8,127,507 during the three months ended September 30, 2012 compared to $6,775,892 during the three months ended September 30, 2011 representing an increase of $1,351,615, or 20%. This increase was primarily related to a 14% increase in our customer base from approximately 3,200 at September 30, 2011 to approximately 3,600 at September 30, 2012.

Average revenue per user (“ARPU”) as of September 30, 2012 totaled $714 compared to $709 as of September 30, 2011 representing an increase of $5, or 1%. The increase in ARPU primarily related to a higher percentage of customers purchasing, or upgrading to, higher bandwidth service which generates greater monthly recurring revenue (“MRR”).  Customers purchasing more than 10 megabytes of bandwidth service, commonly referred to as point-to-point customers, increased from 34% of our customer base as of September 30, 2011 to 40% as of September 30, 2012. The customers acquired from One Velocity in May 2011 had an ARPU of $734 compared to $690 for our customer base which had the effect of increasing our post-acquisition ARPU by $2. The customers acquired from Color Broadband in December 2011 had an ARPU of $645 compared to $717 for our customer base which had the effect of decreasing our post-acquisition ARPU by $7.

Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.54% for the three months ended September 30, 2012 compared to 1.27% for the three months ended September 30, 2011. Our goal is to maintain churn levels between 1.4% and 1.7% which we believe is below industry averages of approximately 2.0%.

Cost of Revenues.    Cost of revenues totaled $4,439,475 for the three months ended September 30, 2012 compared to $2,231,428 for the three months ended September 30, 2011 representing an increase of $2,208,047, or 99%. Gross margin for the three months ended September 30, 2012 decreased to 45% compared to 67% during the three months ended September 30, 2011. Expenses associated with rooftop tower sites for the three months ended September 30, 2012 totaled approximately $2,067,000 which impacted gross margin by 26 percentage points. Expenses associated with rooftop tower sites for the three months ended September 30, 2011 totaled approximately $422,000 which impacted gross margins by 6 percentage points. Core Network costs increased by approximately $479,000 primarily related to higher tower rent and bandwidth expenses which were partly related to acquisitions. Customer Network costs increased by approximately $90,000 primarily related to the growth in our customer base.

Depreciation and Amortization.    Depreciation and amortization totaled $3,399,442 for the three months ended September 30, 2012 compared to $2,298,788 for the three months ended September 30, 2011 representing an increase of $1,100,654, or 48%. Depreciation expense totaled $2,679,531 for the three months ended September 30, 2012 compared to $1,723,163 for the three months ended September 30, 2011 representing an increase of $956,368, or 56%. The gross base of depreciable assets as of September 30, 2012 increased by $25,548,274, or 57%, compared to September 30, 2011. The increase in the depreciable base during the twelve months ended September 30, 2012 reflects continued growth in the core business (approximately $11,798,000) as well as spending on rooftop tower sites (approximately $11,773,000) and additions resulting from acquisitions (approximately $1,977,000).

Amortization expense totaled $719,911 for the three months ended September 30, 2012 compared to $575,625 for the three months ended September 30, 2011 representing an increase of $144,286, or 25%. The increase was primarily related to the amortization of customer based intangible assets recorded in connection with the acquisition of Color Broadband in the fourth quarter of 2011.

Customer Support Services.    Customer support services totaled $1,128,131 for the three months ended September 30, 2012 compared to $869,900 for the three months ended September 30, 2011 representing an increase of $258,231, or 30%. Expenses associated with rooftop tower sites increased by $94,000 to $244,000 compared to $150,000 for the three months ended September 30, 2011. The remaining increase was related to additional personnel hired to support our growing customer base. Average department headcount increased by 23% from 67 in the 2011 period to 82 in the 2012 period.

Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2012 totaled $1,518,229 compared to $1,348,408 for the three months ended September 30, 2011 representing an increase of $169,821, or 13%. This increase was primarily related to an increase in payroll costs of approximately $69,000 and an increase in commissions and bonuses of approximately $89,000.

General and Administrative.    General and administrative expenses totaled $3,022,213 for the three months ended September 30, 2012 compared to $2,656,438 for the three months ended September 30, 2011 representing an increase of $365,775, or 14%. Expenses associated with rooftop tower sites totaled approximately $573,000 for the three months ended September 30, 2012 as compared to $309,000 for the three months ended September 30, 2011. In addition, information technology spending increased by approximately $129,000.

Interest Income. Interest income for the three months ended September 30, 2012 totaled $10,206 compared to $21,627 for the three months ended September 30, 2011 representing a decrease of $11,421, or 53%. The decrease primarily relates to lower average cash balances in the 2012 period compared with the 2011 period. Average cash balances decreased from approximately $52.9 million in the third quarter 2011 to approximately $25.7 million in the third quarter 2012.

Interest Expense.    Interest expense for the three months ended September 30, 2012 totaled $37,247 compared to $8,728 for the three months ended September 30, 2011 representing an increase of $28,519, or greater than 100%. Interest expense was primarily related to capital leases acquired and deferred payment obligations related to the Pipeline Wireless LLC (“Pipeline”) and Color Broadband acquisitions.

Net Loss.    Net loss for the three months ended September 30, 2012 totaled $5,408,234 compared to $2,620,411 for the three months ended September 30, 2011 representing an increase of $2,787,823 or slightly greater than 100%. Revenues increased by $1,351,615 or 20%, while operating expenses increased by $4,102,528, or 44%. Operating expenses associated with rooftop tower sites totaled $2,886,353 for the three months ended September 30, 2012 compared to $880,181 for the three months ended September 30, 2011 representing an increase of $2,006,172 or greater than 100%. Increased expenses associated with rooftop tower sites represented 72% of the increase in net loss for the three months ended September 30, 2012 as compared to the same period in 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues. Revenues totaled $24,049,887 during the nine months ended September 30, 2012 compared to $19,309,964 during the nine months ended September 30, 2011 representing an increase of $4,739,923, or 25%. This increase was primarily related to a 14% increase in our customer base from approximately 3,200 at September 30, 2011 to approximately 3,600 at September 30, 2012.

Cost of Revenues.    Cost of revenues totaled $11,226,112 for the nine months ended September 30, 2012 compared to $5,583,550 for the nine months ended September 30, 2011 representing an increase of $5,642,562, or slightly greater than 100%. Gross margin for the nine months ended September 30, 2012 decreased to 53% compared to 71% during the nine months ended September 30, 2011. Expenses associated with rooftop tower sites totaled approximately $4,234,000 which impacted gross margin by 18 percentage points for the nine months ended September 30, 2012. There were approximately $569,000 of expenses associated with rooftop tower sites for the nine months ended September 30, 2011 which impacted gross margin by 3 percentage points. Core Network costs increased by approximately $1,814,000 primarily related to higher tower rent and bandwidth expenses which were partly related to acquisitions. Customer Network costs increased by approximately $241,000 primarily related to the growth in our customer base.

Depreciation and Amortization.    Depreciation and amortization totaled $10,028,804 for the nine months ended September 30 2012 compared to $6,486,588 for the nine months ended September 30, 2011 representing an increase of $3,542,216, or 55%. Depreciation expense totaled $7,376,947 for the nine months ended September 30, 2012 compared to $4,551,060 for the nine months ended September 30, 2011 representing an increase of $2,825,887, or 62%. The gross base of depreciable assets as of September 30, 2012 increased by $25,548,274 or 57%, compared to September 30, 2011. The increase in the depreciable base during the twelve months ended September 30, 2012 reflects continued growth in the core business (approximately $11,798,000) as well as spending on rooftop tower sites (approximately $11,773,000) and additions resulting from acquisitions (approximately $1,977,000).

Amortization expense totaled $2,651,857 for the nine months ended September 30, 2012 compared to $1,935,528 for the nine months ended September 30, 2011 representing an increase of $716,329, or 37%. Amortization expense relates to customer based intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods. The increase in the 2012 period is principally related to a full nine months of amortization expense related to the Color Broadband acquisition as compared to no expense in the 2011 period.  Amortization expense also increased related to the One Velocity acquisition but decreased significantly related to the Sparkplug Chicago, Inc. and Pipeline acquisitions.

Customer Support Services.    Customer support services totaled $3,368,661 for the nine months ended September 30, 2012 compared to $2,374,085 for the nine months ended September 30, 2011 representing an increase of $994,576, or 42%. Expenses associated with rooftop tower sites increased by $468,000 to approximately $710,000 compared to approximately $242,000 for the nine months ended September 30, 2011. The remaining increase was related to additional personnel hired to support our growing customer base. Average department headcount increased by 37% from 59 in the 2011 period to 81 in the 2012 period.

Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, 2012 totaled $4,458,333 compared to $4,069,067 for the nine months ended September 30, 2011 representing an increase of $389,266, or 10%. This increase was primarily related to an increase in payroll costs of approximately $147,000, an increase in commissions and bonuses of approximately $172,000 and an increase in advertising of approximately $48,000.

General and Administrative.    General and administrative expenses totaled $9,431,815 for the nine months ended September 30, 2012 compared to $6,796,700 for the nine months ended September 30, 2011 representing an increase of $2,635,115, or 39%. Expenses associated with rooftop tower sites totaled approximately $1,778,000 for the nine months ended September 30, 2012 as compared to approximately $595,000 for the nine months ended September 30, 2011. In addition, stock-based compensation increased by approximately $692,000, information technology spending increased by approximately $405,000, acquisition costs increased by approximately $226,000, and loss on non-monetary transactions increased by approximately $155,000.

Interest Income. Interest income for the nine months ended September 30, 2012 totaled $41,395 compared to $31,659 for the nine months ended September 30, 2011 representing an increase of $9,736, or greater than 31%. The increase was primarily related to higher average cash balances in the 2012 period compared with the 2011 period. Average cash balances increased from approximately $31.1 million in the 2011 period to approximately $33.8 million in the 2012 period.

Interest Expense.    Interest expense for the nine months ended September 30, 2012 totaled $76,233 compared to $13,518 for the nine months ended September 30, 2011 representing an increase of $62,715, or greater than 100%. Interest expense primarily related to capital leases acquired and deferred payment obligations related to the Pipeline and Color Broadband acquisitions.

Gain (Loss) on Business Acquisition.    Loss on business acquisition totaled $40,079 for the nine months ended September 30, 2012 compared to a gain of $1,045,444 for the nine months ended September 30, 2011, representing a decrease of $1,085,523 or greater than 100%. The gain in the 2011 period related to the acquisition of One Velocity in May 2011. The loss in the 2012 period related to the final purchase price adjustment for the Color Broadband acquisition in December 2011. We previously recognized a gain on the acquisition of Color Broadband of $1,186,090. The final net gain totaled $1,146,011.

Net Loss.    Net loss for the nine months ended September 30, 2012 totaled $14,547,025 compared to $4,945,391 for the nine months ended September 30, 2011 representing an increase of $9,601,634 or greater than 100%. Revenues increased by $4,739,923, or 25%, while operating expenses increased by $13,203,735, or 52%. Operating expenses associated with rooftop tower sites totaled $6,734,545 for the nine months ended September 30, 2012 compared to $1,405,589 for the nine months ended September 30, 2011, representing an increase of $5,328,956, or greater than 100%. In addition, non-operating expense totaled $83,187 for the nine months ended September 30, 2012 compared with non-operating income of $1,054,635 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Changes in capital resources during the nine months ended September 30, 2012 and 2011 are described below.

Net Cash (Used in) Provided by Operating Activities.    Net cash used in operating activities for the nine months ended September 30, 2012 totaled $3,633,921 compared to cash provided by operating activities of $1,461,702 for the nine months ended September 30, 2011 representing a decrease of $5,095,623, or greater than 100%. During the nine months ended September 30, 2012, cash provided by operations for our core business totaled $3,825,694 as compared to $2,765,388 during the nine months ended September 30, 2011. During the nine months ended September 30, 2012, cash flow used in operations for our rooftop tower sites totaled $6,734,545 as compared to $1,405,589 during the nine months ended September 30, 2011. Changes in operating assets and liabilities generally represent timing differences regarding payments and receipts, and are normally not indicative of operating results.  During the nine months ended September 30, 2012, changes in operating assets and liabilities used cash of $725,070 compared to cash provided of $101,903 for the nine months ended September 30, 2011.

Net Cash Used in Investing Activities.    Net cash used in investing activities for the nine months ended September 30, 2012 totaled $17,883,461 compared to $12,094,994 for the nine months ended September 30, 2011 representing an increase of $5,788,467, or 48%. The increase in the 2012 period related to higher spending on property and equipment which increased by $7,023,732, or 68%, from $10,358,737 to $17,382,469. Expenditures related to network equipment increased by approximately $2,212,000 in the 2012 period compared to the 2011 period. Expenditures related to the construction of the rooftop tower sites increased by approximately $5,293,000 in the 2012 period compared to the 2011 period.

Net Cash (Used In) Provided by Financing Activities.  Net cash used in financing activities for the nine months ended September 30, 2012 totaled $22,684 compared to net cash provided by financing activities of $39,047,271 for the nine months ended September 30, 2011, representing a decrease of $39,069,955, or greater than 100%. The decrease was primarily related to net proceeds of $38,834,709 received in July 2011 from the sale of 10,350,000 shares of our common stock at a public offering of $4.00 per share. The decrease also related to payments on capital leases which totaled approximately $384,802 for the nine months ended September 30, 2012 compared to $96,890 for the nine months ended September 30, 2011.

Working Capital.    As of September 30, 2012, we had working capital of $17,562,851. Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of September 30, 2012:

	Payments due by period
	Total	2012	2013	2014	2015	2016	Thereafter
Capital lease obligations	$3,303,516	$161,384	$705,283	$750,263	$665,692	$633,377	$387,517
Operating leases	54,118,776	3,746,855	13,089,174	11,686,178	10,656,928	9,455,925	5,483,716
Deferred payments	362,608	79,891	199,565	83,152	-	-	-
Other	236,737	130,275	106,462	-	-	-	-
Total contractual cash obligations	$58,021,637	$4,118,405	$14,100,484	$12,519,593	$11,322,620	$10,089,302	$5,871,233

Capital Lease Obligations. We have entered into capital leases to acquire property and equipment expiring through May 2017. In December 2011, we entered into an agreement with Cisco Capital to acquire equipment related to our information technology infrastructure. The total lease obligation is approximately $2,100,000, of which approximately $1,400,000 commenced in the second quarter of 2012. The remaining $700,000 is expected to commence in the first quarter of 2013. These leases will be paid in various installments over a 60 month period from their respective commencement dates.

Operating Leases. We have entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through December 2020.

Deferred Payments. We are making deferred payments to Pipeline as part of the consideration paid for the acquisition. There were 20 monthly payments of approximately $16,630 remaining as of September 30, 2012.

We acquired an agreement with the acquisition of Color Broadband related to the purchase of network equipment and licenses. There were 3 monthly payments of $10,000 remaining as of September 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices.  Our primary market risk relates to interest rates.  At September 30, 2012, all cash and cash equivalents are immediately available cash balances.  A portion of our cash and cash equivalents are held in three institutional money market funds.   Our interest rate risk exposure is to a decline in interest rates which would result in a decline in interest income. Due to our current market yields, a further decline in interest rates would not have a material impact on earnings.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: November 8, 2012	By:	/s/ Jeffrey M. Thompson
Jeffrey M. Thompson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joseph P. Hernon
Joseph P. Hernon Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Labels Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.