Form 10-K
period 2012-12-31
TOWERSTREAM CORP
filed 2013-03-18
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $206,417,846.

As of March 14, 2013, there were 66,355,741 shares of common stock, par value $0.001 per share, outstanding.

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

Item 1. Business.

Towerstream Corporation (“Towerstream”, “we”, “us”, “our”, or the “Company”) provides fixed wireless broadband services (“Fixed Wireless Services”) to commercial customers and delivers access over a wireless network transmitting over both regulated and unregulated radio spectrum. Our service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. We provide broadband services to approximately 3,600 business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport. In February 2013, we acquired Delos Internet which expands our service coverage into Houston, Texas.

Shared Wireless Infrastructure

Since 2010, we have been exploring opportunities to leverage our fixed wireless network in major urban markets to provide other wireless technology solutions and services.  Over the past few years, a significant increase in mobile data generated by smartphones, tablets, and other devices has placed tremendous demand on the networks of the carriers.  This has caused the carriers to explore a wide range of solutions including (i) acquiring additional spectrum, (ii) employing Wi-Fi to offload data traffic, and (iii) utilizing small cell technologies to increase capacity in dense urban areas.  During this period, we have incurred various costs related to identifying possible new solutions and services.  These costs included (a) rent payments under lease agreements which provide the right to install wireless technology equipment on street level rooftops, (b) construction of a carrier-class network to offload data traffic, and (c) installation of relay Points of Presence (“PoPs”) to connect our offload network to our fixed wireless network. We entered into the lease agreements and commenced these capital projects for the purpose of securing capacity that we believe we needed to maintain our competitive advantage in the wireless industry. In recent months, the Company has concluded that the wireless communications industry is experiencing a fundamental shift from its current, macro-cellular architecture to hyper-densified Small Cell architecture where existing cell sites will be supplemented by many smaller base stations operating near street level.  The Company also believes that Wi-Fi will be an integral component of Small Cell architecture.

In January 2013, we incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”).   We plan to transfer certain assets to Hetnets to support the operation of a shared wireless infrastructure business.  Hetnets plans to generate rental income from four separate sources including (i) rental of space on street level rooftops for the installation of customer owned Small Cells which includes Wi-Fi antennae, DAS, and Metro and Pico cells, (ii) rental of a channel on Hetnets’ Wi-Fi network for the offloading of mobile data, (iii) rental of cabinets, switch ports, interconnection services, including backhaul or transport, and (iv) rental of power and power backup.

We have determined that Hetnets represents a new business segment.  Beginning in 2013, the Company will provide segment financial reporting for two business segments which will be referred to as (i) Fixed Wireless Services, and (ii) Shared Wireless Infrastructure.

Our Networks

In each of our geographic markets, we enter into lease agreements with building owners which constitute our “Company Locations.” At these locations, we invest in a significant amount of equipment in order to connect numerous customers to the Internet or to pass Small Cell signals to carriers and other service providers. We also connect to the Internet via IP transit agreements or peering arrangements with a national service provider. These connection points are referred to as PoPs. Each PoP is “linked” to one or more other PoPs to enhance redundancy that provide for no single point of failure in the network. We refer to the core connectivity of all of our PoPs as a “Wireless Ring in the Sky.” Each PoP has a coverage area averaging approximately six miles although the distance can be affected by numerous factors, most significantly, how clear the line of sight is between the PoP and a customer location. Our network is utilized both for our Fixed Wireless Services (our legacy business) and will be made available under a services agreement to Hetnets as we develop and offer shared wireless infrastructure services.

Since our broadband network does not depend on traditional copper wire or fiber connections which are the backbone of many of our competitor’s legacy networks, we believe we have a competitive advantage because we may not be significantly affected by events such as natural disasters and power outages, which affect installed legacy infrastructure which is often at or below ground level.

We also install equipment at each customer location which constitutes our “Customer Locations.” Equipment installed at both Company and Customer Locations includes receivers and antennas. A wireless connection is established between each Customer Location to one or more PoPs through which our network is accessed on a largely wireless basis. Our new Hetnets installations include multiple receivers and antennas installed at or near street level to provide bandwidth for Small Cell and Wi-Fi systems through which our network is accessed.

Markets

We intend to grow our business by deploying our service more broadly and seeking to rapidly increase our customer base. We intend to deploy our wireless broadband network broadly both in terms of geography and categories of commercial and business customers. We intend to increase the number of geographic markets we serve by expanding into new markets and through strategic acquisitions.

We determine which geographic markets to enter by assessing a number of criteria in four broad categories. First, we evaluate our ability to deploy our service in a given market, taking into consideration our spectrum position, the availability of towers and zoning constraints. Second, we assess the market by evaluating the number of competitors, existing price points, demographic characteristics and distribution channels. Third, we evaluate the economic potential of the market, focusing on our forecasts of revenue growth opportunities and capital requirements. Finally, we look at market clustering opportunities and other cost efficiencies that might be realized. Based on this approach, as of December 31, 2012, we offered wireless broadband connectivity in 12 markets, of which 9 are in the top 20 metropolitan areas in the United States based on the number of small to medium businesses in each market. These 9 markets cover 62% of small and medium businesses (5 to 249 employees) in the United States.

We believe there are significant market opportunities beyond the 13 markets in which we are currently offering our services. Our long-term plan is to expand nationally into other top metropolitan markets in the United States. We believe that acquisitions presently represent a more cost effective manner to expand into new markets rather than to build our own infrastructure. Since 2010, we have completed five acquisitions, of which two were in new markets and three expanded our presence in existing markets. We have paid for these acquisitions through a combination of cash and equity, and believe that future acquisitions will be paid in a similar manner. Our decision to expand into new markets will depend upon many factors including the timing and frequency of acquisitions, national and local economic conditions, and the opportunity to leverage existing customer relationships in new markets.

Our acquisitions included Sparkplug Chicago, Inc., operating in Chicago, Illinois and Nashville, Tennessee, Pipeline Wireless, LLC, operating in Boston, Massachusetts, One Velocity, Inc., operating in Las Vegas and Reno, Nevada, and Color Broadband Communications, Inc., operating in Los Angeles, California. In February 2013, we completed our acquisition with Delos Internet, operating in Houston, Texas.

Sales and Marketing

We employ an inside direct sales force model to sell our services to business customers. As of December 31, 2012, we employed 42 direct sales people. We generally compensate these employees on a salary plus commission basis. Approximately 67% of our sales personnel had been with the Company for more than two years as of December 31, 2012 as compared to 73% and 68% as of December 31, 2011 and 2010, respectively. This tenure metric can fluctuate from period to period, especially because the size of the direct sales force is relatively small. The Company believes that a tenure metric between 60% to 75% constitutes an experienced sales force.

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

Sales through indirect channels comprised 13% of our total revenues for the year ended December 31, 2012 compared with less than 5% for the year ended December 31, 2011. Color Broadband, which we acquired in December 2011, had an active channel program and we hired one of their former employees to be our Channel Manager. During 2012, we changed our channel program to provide for recurring monthly residual payments, ranging from 8% to 20%. Previously, we had generally paid one time commissions on channel sales.

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

Wireless Broadband Service Providers

We also face competition from other wireless broadband service providers that use licensed and unlicensed spectrum. In connection with our merger and acquisition activities, we have determined that most of our current and planned markets already have one or more locally based companies providing wireless broadband Internet services. In addition, many local governments, universities and other related entities are providing or subsidizing Wi-Fi networks over unlicensed spectrum, in some cases at no cost to the user. There exist numerous small local urban and rural wireless operations offering local services that could compete with us in our present or planned geographic markets.

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

Reliability

Our network was designed specifically to support wireless broadband services. The networks of cellular, cable and DSL companies rely on infrastructure that was originally designed for non-broadband purposes. We also connect the customer to our Wireless Ring in the Sky which has no single point of failure. This ring is fed by multiple lead Internet providers located at opposite ends of our service cities and connected to our national ring which is fed by multiple leading carriers. We believe that we are the only wireless broadband provider that offers true separate egress for true redundancy. With DSL and cable offerings, the wireline connection can be terminated by one backhoe swipe or switch failure. Our Wireless Ring in the Sky is not likely to be affected by backhoe or other below-ground accidents or severe weather. As a result, our network has historically experienced reliability rates of approximately 99%.

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

Efficient Economic Model

Our economic model is characterized by low fixed capital and operating expenditures relative to other wireless and wireline broadband service providers. We own our entire network, which eliminates costs involved with using leased lines owned by telephone or cable companies. Our network is modular. Coverage is directly related to various factors, including the height of the facility we are on and the frequencies we utilize. The average area covered by a PoP is a six mile radius.

Experienced Management Team

We have an experienced executive management team with more than 35 years of combined experience as company leaders. Our President and Chief Executive Officer, Jeffrey M. Thompson, is a founder of the Company and has more than 20 years of experience in the data communications industry. Our Chief Financial Officer, Joseph P. Hernon, has been the chief financial officer for three publicly traded companies over the past 15 years.

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

Internet Taxation

The Internet Tax Freedom Act, which was signed into law in October 2007, extended a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. This moratorium had previously expired in November 2007, and as with the preceding Internet Tax Freedom Act, ‘‘grandfathered’’ states that taxed Internet access prior to October 1998 to allow them to continue to do so. Certain states have enacted various taxes on Internet access or electronic commerce, and selected states’ taxes are being contested on a variety of bases. However, state tax laws may not be successfully contested, and future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce may arise, any of which could increase the cost of providing Internet services, which could, in turn, materially adversely affect our business.

Other

During August 2012, the Company received a letter of inquiry (the “Letter”) from the FCC in which the Company was informed that the Enforcement Bureau was investigating potential violations by the Company of certain provisions of the Communications Act of 1934, as amended, and FCC Rules. The Letter principally related to the Company’s acquisitions and related transactions in 2011 and 2012. The Letter also sought information on negotiations with licensees seeking to operate within 150 km of certain primary satellite earth stations located in DeSoto, TX, Medley, FL and Miami, FL. The Letter directed the Company to produce certain documents and information. The Company provided the requested documents and information to the FCC. The Company and the FCC have been in discussions concerning a consent decree which would include the Company’s adoption of a comprehensive compliance plan satisfactory to the FCC. The Company may agree to the payment of a sum which the Company does not expect to be material. However, the investigation is continuing, negotiations are not yet complete and the ultimate outcome of the investigation is presently unknown.

We are subject to extensive regulation that could limit or restrict our activities. If we fail to comply with these regulations, we may be subject to penalties, both monetary and non-monetary, which may adversely affect our financial condition and results of operations, including regulation by the FCC, which risks are more fully described under the heading “Risk Factors.”

Rights Plan

In November 2010, we adopted a rights plan (the “Rights Plan”) and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock as of the record date on November 14, 2010. Each right, when exercisable, entitles the registered holder to purchase one-hundredth (1/100th) of a share of Series A Preferred Stock, par value $0.001 per shares of the Company at a purchase price of $18.00 per one-hundredth (1/100th) of a share of the Series A Preferred Stock, subject to certain adjustments. The rights will generally separate from the common stock and become exercisable if any person or group acquires or announces a tender offer to acquire 15% or more of our outstanding common stock without the consent of our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors. In addition, we are governed by provisions of Delaware law that may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us.

The provisions in our charter, bylaws, Rights Plan and under Delaware law related to the foregoing could discourage takeover attempts that our stockholders would otherwise favor, or otherwise reduce the price that investors might be willing to pay for our common stock in the future.

Employees

As of December 31, 2012, we had 175 employees, of whom 173 were full-time employees and 2 were part-time employee. As of February 28, 2013, we had 166 employees, of whom 164 are full-time employees and 2 are part-time employees. We believe our employee relations are good. Two employees are considered members of executive management.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below and other information contained in this annual report, including our financial statements and related notes before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operations may be materially adversely affected. In that case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Relating to Fixed Wireless Services

We may be unable to successfully execute any of our identified business opportunities or other business opportunities that we determine to pursue.

In order to pursue business opportunities, we will need to continue to build our infrastructure and strengthen our operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

•	the ability of our equipment, our equipment suppliers or our service providers to perform as we expect;

•	the ability of our services to achieve market acceptance;

•	our ability to manage third party relationships effectively;

•	our ability to identify suitable locations and then negotiate acceptable agreements with building owners so that we can establish PoPs on their rooftop;

•	our ability to work effectively with new customers to secure approval from their landlord to install our equipment;

•	our ability to effectively manage the growth and expansion of our business operations without incurring excessive costs, high employee turnover or damage to customer relationships;

•	our ability to attract and retain qualified personnel which may be affected by the significant competition in our industry for individuals experienced in network operations and engineering;

•	equipment failure or interruption of service which could adversely affect our reputation and our relations with our customers;

•	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve; and

•	our ability to raise additional capital to fund our growth and to support our operations until we reach profitability.

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

Our current business was launched in 1999 and has incurred losses in each year of operation. We recorded a net loss of, $5,603,007 in 2010, $7,025,107 in 2011 and $20,989,575 in 2012. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we develop our network, expand our markets, undertake acquisitions, acquire spectrum and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses. If we are unable to execute our business strategy and grow our business, either as a result of the risks identified in this section or for any other reason, our business, prospects, financial condition and results of operations will be adversely affected.

Cash and cash equivalents represent one of our largest assets and in light of the recent market turmoil among financial institutions and related liquidity issues, we may be at risk of being uninsured for a large portion of such assets or having timing problems accessing such assets.

The market turmoil experienced over the past few years, including the failure or insolvency of several large financial institutions and the credit crunch affecting the short term debt markets, has caused liquidity problems for companies and institutions across the country.  As of December 31, 2012, we had approximately $15,000,000 in cash and cash equivalents with one large financial banking institution. Although the present regulatory response in the United States for when a large institution becomes insolvent generally has been to have the failing institution merge or transfer assets to more solvent entities, thereby avoiding failures, it is possible that any financial institution could become insolvent or fail.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If the institution at which we have placed our funds were to become insolvent or fail, we could be at risk for losing a substantial portion of our cash deposits, or incur significant time delays in obtaining access to such funds. In light of the limited amount of federal insurance for deposits, even if we were to spread our cash assets among several institutions, we would remain at risk for the amount not covered by insurance.

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

Over the past two years, we have completed five acquisitions.  We may seek to acquire other fixed wireless businesses, including those operating in our current business markets or those operating in other geographic markets. We cannot accurately predict the timing, size and success of our acquisition efforts and the associated capital commitments that might be required. We expect to encounter competition for acquisitions which may limit the number of potential acquisition opportunities and may lead to higher acquisition prices. We may not be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, without substantial costs, delays or other operational or financial difficulties.

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

Risks Related to Shared Wireless Infrastructure

Since 2010, the Company has been exploring opportunities to leverage its fixed wireless network in major urban markets to provide other wireless technology solutions and services.  Over the past few years, a significant increase in mobile data generated by smartphones, tablets, and other devices has placed tremendous demand on the networks of the carriers.  This has caused the carriers to explore a wide range of solutions including (i) acquiring additional spectrum, (ii) employing Wi-Fi to offload data traffic, and (iii) utilizing small cell technologies to increase capacity in dense urban areas.  During this period, the Company has incurred various costs related to identifying possible new solutions and services.  These costs included (a) rent payments under lease agreements which provide the right to install wireless technology equipment on street level rooftops, (b) construction of a carrier-class network to offload data traffic, and (c) installation of relay Points of Presence (“PoPs”) to connect its offload network to its fixed wireless network. We entered into the lease agreements and commenced these capital projects for the purpose of securing capacity that we believe we needed to maintain our competitive advantage in the wireless industry. In recent months, the Company has concluded that the wireless communications industry is experiencing a fundamental shift from its current, macro-cellular architecture to hyper-densified Small Cell architecture where existing cell sites will be supplemented by many smaller base stations operating near street level.  The Company also believes that Wi-Fi will be an integral component of Small Cell architecture.

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”).   The Company plans to transfer certain assets to Hetnets to support the operation of a shared wireless infrastructure business.  Hetnets plans to generate rental income from four separate sources including (i) rental of space on street level rooftops for the installation of customer owned Small Cells which includes Wi-Fi antennae, DAS, and Metro and Pico cells, (ii) rental of a channel on Hetnets’ Wi-Fi network for the offloading of mobile data, (iii) rental of cabinets, switch ports, interconnection services, including backhaul or transport, and (iv) rental of power and power backup.

The Company has determined that Hetnets represents a new business segment.  Beginning in 2013, the Company will provide segment financial reporting for two business segments which will be referred to as (i) Fixed Wireless Services, and (ii) Shared Wireless Infrastructure.

Risks associated with Hetnets and its focus on shared wireless infrastructure include:

We have no experience operating a shared wireless infrastructure company.

Our newly formed subsidiary, Hetnets, has not had any experience operating as a shared wireless infrastructure enterprise. We may decide to operate Hetnets as a stand-alone business with its own management and board. For the near term, the management and board of directors are expected to be composed entirely of Towerstream officers and directors which could raise conflicts of interest.

There is no assurance that we will be able to execute our business plan for Hetnets. We may not be able to operate Hetnets successfully, including generating revenues and achieving profitability. We expect to transfer approximately $17 million in equipment to Hetnets to support its shared wireless infrastructure operations. We expect to incur capital expenses in 2013 and incur substantial operating expenses as we pursue our business strategy for Hetnets.

Hetnets is a new, untested business model that is similar to, yet different than, many traditional tower companies and for this reason is subject to many risks of tower companies and other risks which may not presently be known. If we are unable to execute our business strategy and grow Hetnets, or are unable to attract customers or capital either as a result of the risks identified herein or for any other reason, our business, results of operations, and financial condition could be materially and adversely affected and we may be forced to terminate operations related to Hetnets, which could have a material adverse effect on the business, results of operations and financial condition of the Company as a whole.

Hetnets has no operating history as a separate company, and this lack of experience may impede our ability to successfully manage the Hetnets business.

Key members of our management team responsible for leadership roles in the Hetnets business have no experience operating a business that is solely engaged in the shared wireless infrastructure business. We do not believe there is any existing business that is dedicated primarily to establishing a dominant position in shared wireless infrastructure to be offered for use by others and as such both management and the business face uncertain risks. Hetnets has no operating history as a separate company. We cannot assure you that our past experience will be sufficient to successfully operate Hetnets as a separate business.

For a period of time, we will utilize shared resources of Towerstream for Hetnets’ business and operations. If our management, sales, finance and accounting staff is unable for any reason to respond adequately to the increased demands that will result from separate operations, we may be forced to incur additional administrative and other costs to avoid experiencing deficiencies or material weaknesses in our disclosure controls and procedures or our internal control over financial reporting. We have not yet established processes or procedures for operating Hetnets as a separate business unit.

We may be unable to successfully execute any of the business opportunities we have identified for Hetnets to pursue.

In order for Hetnets to pursue business opportunities, we will need to build an effective company infrastructure and establish operational capabilities, including investing additional capital including a portion of the proceeds of our February 2013 equity offering. Our ability to do any of these actions successfully could be affected by any one or more of the following factors:

•	the ability of Hetnets equipment, our equipment suppliers or our service providers to perform as we expect;

•	the ability of Hetnets to grow and integrate new Small Cell antennae and shared wireless networks into our business;

•	the ability of Hetnets to identify suitable locations and then negotiate acceptable agreements with building owners so that it can establish new rooftop locations;

•	the ability of Hetnets to effectively manage the growth and expansion of its business operations without incurring excessive costs, high employee turnover or damage to business relationships;

•	the ability of Hetnets to attract and retain qualified personnel which may be affected by the significant competition in our industry for individuals experienced in network operations and engineering;

•	the ability of Hetnets to accurately predict and respond to the rapid technological changes in its industry and the evolving demands of the markets it serves and plans to serve; and

•	our ability to raise additional capital to fund Hetnet’s growth and to support its operations until it reaches profitability.

The failure of Hetnets to adequately address any one or more of the above factors could have a significant adverse impact on its ability to execute its business plan and may adversely affect its and our business, results of operations and financial condition.

Many of the potential customers of Hetnets, who have substantially greater assets than the Company, may invest in developing their own shared or dedicated wireless infrastructure, with equipment, vendors or service providers that may be superior to ours, which could have a material adverse effect on Hetnets and our business, results of operations and financial condition. Our competition may include businesses that are also potential customers of Hetnets.

Hetnets will likely require additional capital for continued growth, and its growth may be slowed if it does not have sufficient capital.

The continued growth and operation of Hetnets likely will require additional funding for working capital, the continual need for enhancement and upgrade of networks, the build-out of infrastructure to expand coverage, and possible acquisitions. Such funding may not be available when needed in adequate amounts or on acceptable terms, if at all. To execute the Hetnets business strategy, we may issue additional equity securities in public or private offerings, Additionally, Hetnets may raise capital independently of the Company, and potentially at a price lower than the market price or book value at the time of issuance. Any of such issuances may result in substantial dilution to existing shareholders. Similarly, we may seek debt financing and may be forced to incur interest expense. If we cannot secure sufficient funding for Hetnets, we may be forced to forego strategic opportunities for Hetnets or otherwise or delay, scale back or eliminate network deployments, operations, acquisitions, and other investments, which could have a material adverse effect on our business, results of operations and financial condition.

Our plans for Hetnets may include financing or joint ventures on a stand-alone basis or a spinoff of all or a portion of the ownership of Hetnets.

Our plans for Hetnets may include financing for Hetnets on a stand-alone basis, joint venture arrangements with strategic partners for financial investors, spinning all or a portion of Hetnets off to our stockholders, or a public offering of a portion of the equity of Hetnets, although such actions have not yet been approved by the Company and may change.

Any of such actions ultimately may have a material adverse effect on our business, results of operations, and financial condition.

We depend on the continued availability of leases for our Hetnets shared wireless infrastructure business.

We intend to seek to obtain five year initial terms for our leases with renewal options of three to five years each, although there can be no assurance that we will be able to do so. Such renewal options are exercisable generally at our discretion before the expiration of the current term. If these leases are terminated or if the owners of these structures are unwilling to continue to enter into leases with us in the future, we could be forced to seek alternative arrangements with other building owners. If we are unable to continue to renew or replace our shared wireless infrastructure leases on satisfactory terms, Hetnets’ and our business, results of operations and financial condition could be materially and adversely affected.

Due to the long-term purchasing cycle of the expected customers for our wireless network infrastructure, we may face delays related to contract approvals, the adoption of new wireless technologies such as Small Cell, and our acceptance by large organizations as a participation in the industry as a new entrant offering services similar to competitors with significantly greater resources and scope of services (geographic and otherwise); Our expectations for revenues include a limited number of large companies, such as major telecom providers and carriers, internet, cellular and data providers, which may experience approval delays resulting from the timeliness of decisions, commitments and contract approvals our outright refusals from such organizations; Our growth will also be subject to the risk associated with the creditworthiness and financial strength of customers for our shared wireless infrastructure.

We expect long lead times from our prospective customers prior to establishing predictable revenues for our Hetnets business, due to the long-term nature of purchasing and commitment decisions of large organizations. We also expect to experience delays in converting our trials and offerings into commitments from our prospective customers. The nature and duration of adoption and commitment delays is unpredictable. We depend on the willingness of our prospective customers to transact business with a new entrant in the tower industry offering shared wireless infrastructure, which technologies have not been fully proven or adopted by the industry. In addition we are and will continue to be subject to the continued financial strength and creditworthiness of our customers. Wireless service providers and other prospective customers operate with substantial leverage and have in the past filed for bankruptcy. As a small company, we may be more vulnerable than larger companies to client credit issues, payment delays and bankruptcies. In economic down cycles, necessary capital raising activities by our customers may be thwarted and cause further delays or impact new technology deployment, which could impact us. Each of the foregoing factors could have a material adverse effect on our business, results of operations or financial condition.

Hetnets will rely on a limited number of third party suppliers that manufacture carrier-class shared wireless infrastructure equipment, and install and maintain its wireless infrastructure. If these companies fail to perform or experience delays, shortages or increased demand for their products or services, we may face a shortage of components, increased costs, and may be required to suspend our business expansion.

Hetnets depends on a limited number of third party suppliers for carrier-class equipment required for its shared wireless infrastructure. It also depends on a limited number of third parties to install and maintain its infrastructure equipment. Hetnets does not maintain any long term supply contracts with these manufacturers. If a manufacturer or other provider does not satisfy Hetnets’ requirements, or if it loses a manufacturer or any other significant provider, Hetnets may have insufficient equipment for installation or maintenance of infrastructure. Such developments could force it to suspend the deployment of its shared wireless infrastructure and may impair its growth. This could have a material adverse effect on Hetnets’ and our business, results of operations and financial condition.

If data security measures employed by Hetnets are breached, customers may perceive that its shared wireless infrastructure is not secure which may adversely affect its ability to attract and retain customers and expose Hetnets to liability.

Wireless infrastructure security and the authentication of customer credentials are designed to protect unauthorized access to data on our shared wireless infrastructure. Because techniques used to prevent unauthorized access to or to sabotage wireless infrastructure change frequently and may not be recognized until launched against a target, Hetnets may be unable to anticipate or implement adequate preventive measures against unauthorized access or sabotage. Consequently, unauthorized parties may overcome Hetnets’ encryption and security systems, and gain access to data on its wireless infrastructure. In addition, because Hetnets operates and controls its shared wireless infrastructure and our customers’ Internet connectivity, unauthorized access or sabotage of the Hetnets shared wireless infrastructure could result in damage to Hetnets’ shared wireless infrastructure and to the computers or other devices used by its customers. An actual or perceived breach of shared wireless infrastructure security, regardless of whether the breach is the fault of Hetnets, could harm public perception of the effectiveness of its security measures, adversely affect its ability to attract and retain customers, expose it to significant liability and adversely affect its business prospects. This could have a material adverse effect on Hetnets’ and, accordingly, our business, results of operations and financial condition.

The technology used by Hetnets to develop and/or operate its shared wireless infrastructure may infringe on the intellectual property rights of others which may result in costly litigation and, if Hetnets does not prevail, could also cause Hetnets to pay substantial damages and/or prohibit it from maintaining our shared wireless infrastructure.

Third parties may assert infringement or other intellectual property claims against Hetnets related to its trademarks, services or the technology it uses or may use in the future to develop and/or operate its shared wireless infrastructure. Hetnets may have to pay substantial damages, including damages for past infringement, if it is ultimately determined that the shared wireless infrastructure infringes on a third party’s proprietary rights. Further, it may be prohibited from maintaining the infringing shared wireless infrastructure or portions thereof or be required to pay substantial royalties or licensing fees to maintain it. Even if claims are determined to be without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from our other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against it could materially and adversely affect its and our business, results of operations and financial condition. We do not maintain insurance coverage for intellectual property claims nor have we established any reserves for potential intellectual property claims.

Hetnets may experience difficulties in constructing, upgrading and maintaining its shared wireless infrastructure, which could impair its ability to provide services to its customers and may reduce its revenues.

Hetnets’ success depends on developing and providing services that give customers access to high quality shared wireless infrastructure. If the number of customers using its shared wireless infrastructure increases, it will require more infrastructure and network resources to maintain the quality of its services. Consequently, it may be required to make substantial investments to improve its facilities and equipment, and to upgrade its technology and infrastructure. If Hetnets does not implement these developments successfully, or experiences inefficiencies, operational failures or unforeseen costs during implementation, the quality of its shared wireless infrastructure could decline.

Hetnets may experience quality deficiencies, cost overruns and delays in implementing its shared wireless infrastructure, improvements and expansion and in maintenance and upgrade projects, including the portions of those projects not within its control or the control of its contractors. The development of shared wireless infrastructure may require securing permits and approvals from numerous governmental bodies including municipalities and zoning boards. Such bodies often limit the installation of rooftop and similar transmission equipment. Failure to receive approvals in a timely fashion can delay system rollouts and raise the cost of completing projects. In addition, Hetnets typically is required to obtain rights from building owners to install its antennae and other shared wireless infrastructure essential equipment. We may not be able to obtain, on terms acceptable to us, or at all, the rights necessary to install, expand, upgrade or maintain our shared wireless infrastructure. A failure in any of these areas could materially and adversely affect Hetnets’ and our business, results of operations and financial condition.

Hetnets will rely on the availability of backhaul services from Towerstream and others to support our shared wireless infrastructure.

Hetnets will rely on the availability of backhaul services from Towerstream and others to support its shared wireless infrastructure. Any delay or failure regarding the availability of backhaul services from Towerstream could have a material adverse effect on the operation of Hetnets’ or the costs incurred to operate its shared wireless infrastructure if it is required to obtain backhaul services from other providers or if such services otherwise are unavailable. This could have a material adverse effect on Hetnets’ and our business, results of operations and financial condition.

Hetnets utilizes unlicensed spectrum in all of its markets, which is subject to intense competition, low barriers of entry and slowdowns due to multiple users.

Hetnets’ shared wireless infrastructure presently utilizes unlicensed spectrum in all of its markets. Unlicensed or “free” spectrum is available to multiple users and may suffer bandwidth limitations, interference and slowdowns if the number of users exceeds traffic capacity. The availability of unlicensed spectrum is not unlimited and others do not need to obtain permits or licenses to utilize the same unlicensed spectrum that we currently or may utilize in the future. The inherent limitations of unlicensed spectrum could potentially threaten our ability to reliably maintain our shared wireless infrastructure. Moreover, the prevalence of unlicensed spectrum creates low barriers of entry in our industry which naturally creates the potential for increased competition for network availability, which could have a material and adverse effect on Hetnets’ and our business, results of operations and financial condition.

Regulation of the unlicensed spectrum used by Hetnets could have an adverse effect.

If the FCC or another governing agency determines to regulate the unlicensed spectrum that we presently use, then the additional regulations and costs could have a material adverse affect on Hetnets’ and our business, results of operations and financial condition.

Interruption or failure of its shared wireless infrastructure systems could damage Hetnets’ reputation and adversely affect its operating results.

The business of Hetnets depends on the continuing operation of its shared wireless infrastructure systems with minimal interruptions of service. Hetnets may experience service interruptions or system failures in the future. Any service interruption could adversely affect its customers’ ability to operate their businesses and could result in their immediate loss of revenues. If Hetnets experiences frequent or persistent infrastructure failures, its reputation could be permanently harmed and customers may be reluctant to contract with it for access to its shared wireless infrastructure. Hetnets may need to make significant capital expenditures to increase the reliability of its shared wireless infrastructure and it may not have sufficient funds to cover such expenditures. This could have a material and adverse effect on its and our business, results of operations, and financial condition.

A small number of customers could account for a significant portion of Hetnets’ revenue. The loss or significant reduction in business from one or more of its large customers could significantly harm its business, financial condition, and results of operations.

Hetnets currently expects to depend upon a relatively small number of potential customers for a significant percentage of its revenue which is expected to constitute a significant and growing portion of our revenues on a consolidated basis. As a result, its business, financial condition and results of operations could be adversely affected if it loses one or more of its larger customers, if such customers significantly reduce their business with Hetnets, if they fail to make payments or delay making payments or if Hetnets chooses not to enforce, or to enforce less vigorously, any rights that it may have now or in the future against these significant customers because of its desire to maintain its relationship with them.

Hetnets faces competition for rooftop space and may be unable to lease rooftop space, renew existing leases for rooftop space or re-lease rooftop space as leases expire, which may adversely affect its business, results of operations, and financial condition.

Hetnets competes with numerous broadband, Wi-Fi, cellular, commercial and other wireless network operators, many of whom desire rooftop locations similar to ours in the same markets, as well as various other public and privately held companies that may provide rooftop utilization as part of a more expansive managed services offering. In addition, Hetnets may face competition from new entrants into the wireless network market. Some of Hetnets’ competitors may have significant advantages over us, including longer operating histories, lower operating costs, pre-existing relationships with current or potential landlords, greater financial, marketing and other resources, and access to less expensive power. These advantages could allow its competitors to respond more quickly to strategic opportunities or changes in its industries or markets. If Hetnets is unable to compete effectively, it may lose existing or potential rooftop locations, incur costs to improve its locations or be forced to reduce the coverage of our shared wireless infrastructure.

Third party landlords may not renew their leases following expiration. While historically our shared wireless infrastructure business has retained a significant number of its third party leased space, including those leased on a month-to-month basis, upon expiration landlords may elect to not renew their leases or renew their leases at higher rates, or for shorter terms. If Hetnets is unable to successfully renew or continue its third party leases on the same or more favorable terms or lease other comparable space when such leases expire, Hetnets’ and our business, results of operations, and financial condition could be adversely affected.

A substantial portion of the shared wireless infrastructure of Hetnets presently is located in a limited geographic area, which makes it more susceptible to localized catastrophic weather events.

Hetnets shared wireless infrastructure presently is geographically concentrated in just five metropolitan areas. As such, it is susceptible to a natural disaster or an oversupply of, or decrease in demand for, shared wireless infrastructure in these markets, and its business could be adversely affected to a greater extent than if its shared wireless infrastructure was diversified geographically.

Any failure of its shared wireless infrastructure could cause Hetnets to incur significant costs.

Hetnets’ business depends on providing highly reliable shared wireless infrastructure services to its customers. The physical infrastructure may fail for a number of reasons, including:

•	human error;

•	unexpected equipment failure;

•	power loss or telecommunications failures;

•	improper building maintenance by landlords in the buildings where it maintains antennae;

•	fire, tropical storm, hurricane, tornado, flood, earthquake and other natural disasters;

•	water damage;

•	war, terrorism and any related conflicts or similar events worldwide; and

•	sabotage and vandalism.

If, as a result of any of these events, or other similar events beyond its control there is an infrastructure failure, and it is not corrected immediately, Hetnets ultimately may suffer a loss of revenue which could materially and adversely affect Hetnets’ and our business, results of operations, and financial condition.

Hetnets may have difficulty managing its growth.

Hetnets intends to rapidly expand its shared wireless infrastructure significantly. This, in turn, will require it to increase significantly the number of its employees and, consequently, the entire size of Hetnets. Its growth may also significantly strain its management, operational and financial resources and systems. An inability to manage growth effectively or the increased strain on its management, resources and systems could materially adversely affect its business, results of operations, and financial condition.

To fund its growth strategy, Hetnets will depend on external sources of capital, which may not be available to it on commercially reasonable terms or at all.

It is likely that Hetnets will not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, Hetnets likely will rely on third-party capital markets sources for debt or equity financing to fund its growth strategy. In addition, it may need third-party capital markets sources to refinance any indebtedness at maturity. Continued or increased turbulence in the U.S. and other financial markets and economies may adversely affect its ability to access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on its business, results of operations, and financial condition. As such, we may not be able to obtain the financing on favorable terms or at all. Our access to third-party sources of capital also depends, in part, on:

•	the market’s perception of Hetnets’ growth potential;

•	Hetnets’ then current debt levels; and

•	the market price per share of our common stock.

The loss of any of our key personnel devoted to Hetnets, including executive officers or key sales associates, could adversely affect Hetnets’ and our business, financial condition and results of operations.

The success of Hetnets will continue to depend to a significant extent on its executive officers and key sales personnel. Each of its executive officers has a national or regional industry reputation that attracts business and investment opportunities. The loss of key sales personnel could hinder its ability to continue to benefit from existing and potential customers. We cannot provide any assurance that Hetnets will be able to retain its current executive officers or key sales personnel. The loss of any of these individuals could materially and adversely affect its and our business, results of operations, and financial condition.

An economic or industry slowdown may materially and adversely affect the Hetnets business.

Slowdowns in the economy or in the wireless or broadband industry may impact the demand for access to Hetnets shared wireless infrastructure. Users may reduce the amount of bandwidth that they purchase from wireless network operators during economic downturns which may adversely affect the rents Hetnets expects to receive from our customers. An economic or industry slowdown may cause other businesses or industries to delay or abandon implementation of new systems and technologies, including shared wireless infrastructure services. Further, political uncertainties, including acts of terrorism and other unforeseen events, may impose additional risks upon and materially and adversely affect the wireless or broadband industry generally and, in turn, the Hetnets business.

Hetnets operates in a rapidly evolving industry which makes it difficult to forecast its future prospects as its shared wireless infrastructure, or portions thereof, may become obsolete and it may not be able to develop replacement infrastructure on a timely basis or at all.

The wireless services industry is characterized by rapid technological change, competitive pricing, frequent new service introductions, and evolving industry standards and regulatory requirements. We believe that the success of Hetnets depends on its ability to anticipate and adapt to these challenges and to offer competitive shared wireless infrastructure opportunities on a timely basis. We face a number of difficulties and uncertainties such as:

•	competition from service providers using more efficient, less expensive technologies including products not yet invented or developed;

•	responding successfully to advances in competing technologies in a timely and cost-effective manner;

•	migration toward standards-based technology, which may require substantial capital expenditures; and

•	existing, proposed or undeveloped technologies that may render our wireless network assets less profitable or obsolete.

Risks Relating to the Wireless Industry

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

Our executive officers and directors, and entities affiliated with them, control approximately 11% of our outstanding common stock (including shares of common stock underlying exercisable stock options). These shareholders, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other shareholders do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control which might be in other shareholders’ best interest but which might negatively affect the market price of our common stock.

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

In November 2010, we adopted a rights plan (the “Rights Plan”) and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock as of the record date on November 14, 2010. Each right, when exercisable, entitles the registered holder to purchase one-hundredth (1/100th) of a share of Series A Preferred Stock, par value $0.001 per shares of the Company at a purchase price of $18.00 per one-hundredth (1/100th) of a share of the Series A Preferred Stock, subject to certain adjustments. The rights will generally separate from the common stock and become exercisable if any person or group acquires or announces a tender offer to acquire 15% or more of our outstanding common stock without the consent of our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors. In addition, we are governed by provisions of Delaware law that may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us.

The provisions in our charter, bylaws, Rights Plan and under Delaware law related to the foregoing could discourage takeover attempts that our stockholders would otherwise favor, or otherwise reduce the price that investors might be willing to pay for our common stock in the future.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are currently located in Middletown, Rhode Island, where we lease approximately 42,137 square feet of space, consisting of a 17,137 square feet building at 55 Hammarlund Way for our administrative, engineering, information technology and customer care offices and a 25,000 square feet building at 88 Silva Lane for our sales call center. Our annual rent payments totaled approximately $570,000 in 2012 and will total approximately $49,000 a month through the end of the lease. Our lease expires on December 31, 2013 with an option to renew for an additional five-year term. We do not own any real property.

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

FISCAL YEAR 2012	HIGH	LOW
First Quarter	$5.07	$2.09
Second Quarter	$5.86	$3.34
Third Quarter	$4.70	$3.33
Fourth Quarter	$4.15	$2.40

FISCAL YEAR 2011	HIGH	LOW
First Quarter	$5.09	$3.42
Second Quarter	$5.70	$3.61
Third Quarter	$5.51	$2.50
Fourth Quarter	$3.23	$1.78

The last reported sales price of our common stock on the NASDAQ Capital Market on December 31, 2012 was $3.25 and on March 14, 2013, the last reported sales price was $2.80. According to the records of our transfer agent, as of March 14, 2013, there were approximately 50 holders of record of our common stock.

Performance Graph

On May 31, 2007, our shares of common stock began trading on the NASDAQ Capital Market. The chart below compares the annual percentage change in the cumulative total return on our common stock with the NASDAQ Capital Market Composite Index and the NASDAQ Telecom Index. The chart shows the value as of December 31, 2012, of $100 invested on May 31, 2007, the day our common stock was first publicly traded on the NASDAQ Capital Market, in our common stock, the NASDAQ Capital Market Composite Index and the NASDAQ Telecom Index.

Comparison of Cumulative Total Returns Among Towerstream,

NASDAQ Capital Market Composite Index and NASDAQ Telecom Index

24

	5/31/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Towerstream Corporation	$100.00	$41.32	$9.29	$26.11	$54.64	$28.53	$43.74
NASDAQ Capital Market Composite Index	$100.00	$83.83	$38.91	$52.06	$61.12	$47.08	$53.44
NASDAQ Telecom Index	$100.00	$101.58	$57.91	$85.85	$89.22	$77.96	$79.52

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2012, securities issued and securities available for future issuance under our 2008 Non-Employee Directors Compensation Plan, our 2007 Equity Compensation Plan and our 2007 Incentive Stock Plan were as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,916,045	$2.85	3,181,773
Equity compensation plans not approved by security holders	-	$-	-
Total	3,916,045	$2.85	3,181,773

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

The annual financial information set forth below has been derived from our audited consolidated financial statements. The information should be read in connection with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis, the consolidated financial statements and notes included elsewhere in this report and in our SEC filings.

	Years Ended December 31,
	2008	2009	2010	2011	2012
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues	$10,656,081	$14,915,435	$19,645,893	$26,494,737	$32,279,430
Operating Expenses
Cost of revenues (exclusive of depreciation)	4,076,100	3,690,089	4,887,881	8,190,112	16,379,186
Depreciation and amortization	3,222,716	4,035,267	5,770,335	9,138,318	13,634,294
Customer support services	1,820,101	2,132,968	2,549,615	3,557,124	4,709,413
Sales and marketing	7,692,268	5,545,714	5,088,085	5,362,103	6,134,020
General and administrative	7,208,801	6,943,086	7,398,420	9,411,608	12,168,183
Total Operating Expenses	24,019,986	22,347,124	25,694,336	35,659,265	53,025,096
Operating (Loss) Income	(13,363,905)	(7,431,689)	(6,048,443)	(9,164,528)	(20,745,666)
Other Income/ (Expense)
Interest income	578,373	26,605	4,411	57,544	41,531
Interest expense	(509,593)	(740,409)	(489)	(22,058)	(105,245)
Gain on business acquisitions	-	-	355,876	2,231,534	(40,079)
Loss on derivative financial instruments	-	(478,544)	-	-	-
Other income (expense), net	(82,294)	(1,213)	85,638	(9,581)	(13,860)
Total Other Income/ (Expense)	(13,514)	(1,193,561)	445,436	2,257,439	(117,653)
Loss before income taxes	(13,377,419)	(8,625,250)	(5,603,007)	(6,907,089)	(20,863,319)
Provision for income taxes	-	-	-	(118,018)	(126,256)
Net (loss) income	$(13,377,419)	$(8,625,250)	$(5,603,007)	$(7,025,107)	$(20,989,575)

Net (loss) income per common share – basic and diluted	$(0.39)	$(0.25)	$(0.16)	$(0.15)	$(0.39)
Weighted average common shares outstanding – basic and diluted	34,543,972	34,606,798	35,626,783	47,505,861	54,434,173

CONSOLIDATED BALANCE SHEETS DATA (at December 31,):
Cash and cash equivalents	$24,740,268	$14,040,839	$23,173,352	$44,672,587	$15,152,226
Property, plant and equipment, net	12,890,779	13,634,685	15,266,056	27,531,273	41,982,210
Total assets	39,287,834	29,502,707	44,589,825	83,636,896	67,109,714
Working capital	19,412,428	11,452,316	20,184,121	40,231,504	10,087,917
Stockholder’s equity	33,007,119	25,411,171	40,020,878	77,144,910	57,803,908

OTHER FINANCIAL DATA:
Capital expenditures	$7,683,855	$4,707,679	$5,304,434	$13,620,180	$20,722,510
Net cash provided by (used in) operating activities	(7,873,237)	(3,120,323)	238,534	702,518	(8,078,493)
Net cash used in investing activities	(8,095,870)	(4,803,760)	(8,057,744)	(18,218,729)	(21,343,128)
Net cash provided by (used in) financing activities	(47,490)	(2,775,346)	16,951,723	39,015,446	(98,740)

	Years Ended December 31,
	2008	2009	2010	2011	2012
Reconciliation of Non-GAAP to GAAP measures:
Net loss	$(13,377,419)	$(8,625,250)	$(5,603,007)	$(7,025,107)	$(20,989,575)
Depreciation and amortization	3,222,716	4,035,267	5,770,335	9,138,318	13,634,294
Non-recurring expenses, primarily acquisition-related	-	185,166	758,589	495,860	517,251
Stock-based compensation	899,339	802,956	771,812	1,081,042	1,658,200
Loss on property and equipment	83,409	57,413	74,533	65,215	171,230
Loss on nonmonetary transactions	-	-	-	41,228	259,291
Gain on business acquisitions	-	-	(355,876)	(2,231,534)	40,079
Loss on derivative instruments	-	478,544	-	-	-
Interest income	(578,373)	(26,605)	(4,411)	(57,544)	(41,531)
Interest expense	509,593	740,409	489	22,058	105,245
Other income (expense), net	82,294	1,213	(85,638)	9,581	13,860
Provision for income taxes	-	-	-	118,018	126,256
Adjusted EBITDA, excluding non-recurring expenses	(9,158,441)	(2,350,887)	1,326,826	1,657,135	(4,505,400)
Non-core expenses	-	-	604,604	3,580,958	10,875,391
Adjusted EBITDA, excluding non-recurring and non-core expenses	$(9,158,441)	$(2,350,887)	$1,931,430	$5,238,093	$6,369,991

We focus on Adjusted EBITDA as a principal indicator of the operating efficiency and overall financial performance of our business. We believe this information provides the users of our financial statements with valuable insight into our operating results. Beginning in 2010, we have been exploring opportunities to leverage our industry experience and our fixed wireless network in major urban markets to provide other wireless technology solutions and services.  We have presented costs associated with these efforts as non-core expenses so that users can understand the operating performance of our core business, Fixed Wireless Services, which has been operating for more than ten years, as well as costs that we have incurred to develop new wireless technology solutions and services.

EBITDA is calculated as net income (loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization expenses, excluding when applicable, stock-based compensation, other non-operating income or expenses, non-core expenses as well as gain or loss on (i) disposal of property and equipment, (ii) nonmonetary transactions, and (iii) business acquisitions. It is important to note, however, that non-GAAP financial measures as presented do not represent cash provided by or used in operating activities and may not be comparable to similarly titled measures reported by other companies. Neither should be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We provide fixed wireless broadband services to commercial customers and deliver access over a wireless network transmitting over both regulated and unregulated radio spectrum. Our service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. We provide service to approximately 3,600 business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport. In February 2013, we acquired Delos Internet which expands our service coverage into Houston, Texas.

Since 2010, we have been exploring opportunities to leverage our fixed wireless network in major urban markets to provide other wireless technology solutions and services.  Over the past few years, a significant increase in mobile data generated by smartphones, tablets, and other devices has placed tremendous demand on the networks of the carriers.  This has caused the carriers to explore a wide range of solutions including (i) acquiring additional spectrum, (ii) employing Wi-Fi to offload data traffic, and (iii) utilizing small cell technologies to increase capacity in dense urban areas.  During this period, we have incurred various costs related to identifying possible new solutions and services.  These costs included (a) rent payments under lease agreements which provide the right to install wireless technology equipment on street level rooftops, (b) construction of a carrier-class network to offload data traffic, and (c) installation of relay Points of Presence (“PoPs”) to connect our offload network to our fixed wireless network. We entered into the lease agreements and commenced these capital projects for the purpose of securing capacity that we believe we needed to maintain our competitive advantage in the wireless industry. In recent months, the Company has concluded that the wireless communications industry is experiencing a fundamental shift from its current, macro-cellular architecture to hyper-densified Small Cell architecture where existing cell sites will be supplemented by many smaller base stations operating near street level.  The Company also believes that Wi-Fi will be an integral component of Small Cell architecture.

In April 2010, we completed the acquisition of the customer relationships, network infrastructure and related assets of the Chicago, Illinois and Nashville, Tennessee networks of Sparkplug Chicago, Inc. (“Sparkplug”). The aggregate consideration included (i) approximately $1.2 million in cash and (ii) 275,700 shares of our common stock with a fair value of approximately $0.4 million. The acquisition of Sparkplug was a business combination accounted for under the acquisition method.

In December 2010, we completed the acquisition of the customer relationships, network infrastructure and related assets of Pipeline Wireless, LLC (“Pipeline”), which was primarily based in the greater Boston area. The aggregate consideration included (i) approximately $1.6 million in cash, (ii) 411,523 shares of common stock with a fair value of approximately $1.5 million, (iii) approximately $0.5 million of deferred cash payments over a 36 month period beginning June 2011, and (iv) approximately $0.2 million in assumed liabilities. The acquisition of Pipeline was a business combination accounted for under the acquisition method. In September 2011, we finalized the purchase price of the Pipeline acquisition. The final purchase price of $3,719,047 was $112,421, or 3%, lower than the initially reported purchase price of $3,831,468. The adjustment resulted in a decrease in deferred payments of $145,065, or $112,421 on a net present value basis. In addition, identifiable net assets and goodwill were reduced by $62,131 and $50,290, respectively.

In May 2011, we completed the acquisition of the customer relationships, network infrastructure and related assets of One Velocity Inc. (“One Velocity”) which was based in Las Vegas and Reno, Nevada. The aggregate consideration for the acquisition included (i) approximately $1.6 million in cash, and (ii) 269,886 shares of common stock with a fair value of approximately $1.3 million. The acquisition of One Velocity was a business combination accounted for under the acquisition method. In January 2012, we finalized the purchase price of the One Velocity acquisition. The final purchase price of $2,881,959 was $557,773, or 16%, lower than the initially reported purchase price of $3,439,732. The adjustment resulted in a decrease of 117,426 shares of common stock issued to One Velocity, from 387,312 to 269,886 shares. In addition, we recognized additional gain on business acquisition of approximately $481,000 and a reduction of approximately $77,000 of identifiable net assets in the fourth quarter of 2011.

In December 2011, we completed the acquisition of certain customer relationships, network infrastructure and related assets of Color Broadband Communications, Inc. (“Color Broadband”), which is based in the Los Angeles area. The aggregate consideration for the acquisition included (i) approximately $2.8 million in cash, (ii) 827,230 shares of our common stock with a fair value of approximately $2.0 million, and (iii) approximately $0.2 million in assumed liabilities. The acquisition of Color Broadband was a business combination accounted for under the acquisition method. In May 2012, we finalized the purchase price of Color Broadband. The final purchase price of $5,098,996 was $220,885, or 4%, lower than the initially reported purchase price of $5,319,881. The finalization of the purchase price resulted in a reduction of approximately $261,000 of identifiable net assets and a reduction in the gain on business acquisition of approximately $40,000. The purchase price adjustment resulted in a decrease in the number of shares of common stock issued to Color Broadband of 98,506 from 925,736 to 827,230 shares. In addition, 45,600 shares of common stock were returned to the Company principally representing accounts receivable collections retained by Color Broadband during the post-closing transition services period.

In August 2012, we entered into a binding merger agreement with Delos Internet (“Delos”) pursuant to which a wholly owned subsidiary of ours would be merged with and into Delos, with Delos becoming a wholly owned subsidiary of ours. Delos operates in Houston, Texas. We closed the acquisition of Delos in February 2013.

Characteristics of our Revenues and Expenses

We offer our fixed wireless broadband services under agreements having terms of one, two or three years. Pursuant to these agreements, we bill customers on a monthly basis, in advance, for each month of service. Payments received in advance of services performed are recorded as deferred revenues and recognized as revenue ratably over the service period.

Costs of revenues consists of expenses that are directly related to providing services to our customers, including Core Network expenses (tower and roof rent and utilities, bandwidth costs, PoP maintenance and other) and Customer Network expenses (customer maintenance, non-installation fees and other customer specific expenses).  We collectively refer to Core Network and Customer Network as our “Network,” and Core Network costs and Customer Network costs as “Network Costs.”  When we first enter a new market, or expand in an existing market, we are required to incur up-front costs in order to be able to provide wireless broadband services to commercial customers.  We refer to these activities as establishing a “Network Presence.” These costs include building PoPs which are Company Locations where we install a substantial amount of equipment in order to connect numerous customers to the Internet.  The costs to build PoPs are capitalized and expensed over a five year period.  In addition to building PoPs, we also enter tower and roof rental agreements, secure bandwidth and incur other Network Costs.  Once we have established a Network Presence in a new market or expanded our Network Presence in an existing market, we are capable of servicing a significant number of customers through that Network Presence.  The variable cost to add new customers is relatively modest, especially compared to the upfront cost of establishing or expanding our Network Presence.  As a result, our gross margins in a market normally increase over time as we add new customers in that market.  However, we may experience variability in gross margins during periods in which we are expanding our Network Presence in a market.

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

As of December 31, 2012, we operated in twelve markets across the United States including New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a Network Presence in a new market.  These costs include building PoPs and Network Costs.  Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period. We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model, the operating performance of our mature markets, and the long-term potential for our newer markets. Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

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

Non-Core Expenses: Represent those operating costs that are not related to the operation of our primary business of providing fixed wireless services to businesses. These costs relate to our efforts to develop other wireless technology solutions and services, and primarily consist of rent payments for street level rooftops, costs associated with constructing an offload network and payroll costs for employees working on these projects.

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

Year ended December 31, 2012

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$7,946,272	$2,364,112	$5,582,160	$1,490,563	$4,091,597
New York	7,286,768	2,297,818	4,988,950	1,286,914	3,702,036
Boston	6,822,836	1,520,727	5,302,109	917,472	4,384,637
Chicago	3,704,547	1,209,953	2,494,594	665,728	1,828,866
Las Vegas-Reno	1,545,404	613,723	931,681	148,955	782,726
Miami	1,662,264	414,598	1,247,666	370,914	876,752
San Francisco	1,541,928	414,354	1,127,574	301,988	825,586
Dallas-Fort Worth	643,174	345,136	298,038	341,295	(43,257)
Providence-Newport	488,871	207,086	281,785	115,241	166,544
Seattle	485,484	213,062	272,422	101,801	170,621
Philadelphia	112,698	73,659	39,039	105,237	(66,198)
Nashville	39,184	57,745	(18,561)	36,050	(54,611)
Total	$32,279,430	$9,731,973	$22,547,457	$5,882,158	$16,665,299

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$16,665,299
Centralized costs	(3,586,743)
Corporate expenses	(7,612,073)
Non-core expenses	(10,919,655)
Depreciation and amortization	(13,634,294)
Stock-based compensation	(1,658,200)
Other income (expense)	(117,653)
Provision for income taxes	(126,256)
Net loss	$(20,989,575)

Year ended December 31, 2011

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Boston	$6,740,600	$1,561,551	$5,179,049	$946,209	$4,232,840
Los Angeles	4,472,136	891,400	3,580,736	1,039,553	2,541,183
New York	6,100,471	1,522,891	4,577,580	1,220,426	3,357,154
Chicago	3,461,614	1,034,376	2,427,238	635,910	1,791,328
San Francisco	1,491,814	263,663	1,228,151	363,206	864,945
Miami	1,389,477	303,917	1,085,560	392,065	693,495
Las Vegas-Reno	1,031,535	437,469	594,066	105,266	488,800
Providence-Newport	459,255	176,917	282,338	94,106	188,232
Seattle	526,228	209,659	316,569	110,341	206,228
Dallas-Fort Worth	655,521	333,594	321,927	275,783	46,144
Nashville	53,210	52,435	775	41,516	(40,741)
Philadelphia	112,876	61,751	51,125	106,150	(55,025)
Total	$26,494,737	$6,849,623	$19,645,114	$5,330,531	$14,314,583

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$14,314,583
Centralized costs	(3,012,771)
Corporate expenses	(6,660,782)
Non-core expenses	(3,586,198)
Depreciation and amortization	(9,138,318)
Stock-based compensation	(1,081,042)
Other income (expense)	2,257,439
Provision for income taxes	(118,018)
Net loss	$(7,025,107)

Year ended December 31, 2010

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
New York	$5,782,616	$1,132,777	$4,649,839	$1,173,566	$3,476,273
Boston	4,509,905	728,428	3,781,477	689,102	3,092,375
Los Angeles	3,178,027	611,541	2,566,486	1,098,552	1,467,934
Chicago	2,452,568	798,457	1,654,111	604,367	1,049,744
San Francisco	1,161,016	246,348	914,668	361,730	552,938
Miami	987,144	317,548	669,596	360,991	308,605
Providence-Newport	494,784	161,921	332,863	112,231	220,632
Seattle	510,516	217,624	292,892	126,704	166,188
Nashville	59,084	29,400	29,684	17,563	12,121
Dallas-Fort Worth	492,963	315,287	177,676	225,604	(47,928)
Philadelphia	17,270	54,139	(36,869)	183,920	(220,789)
Total	$19,645,893	$4,613,470	$15,032,423	$4,954,330	$10,078,093

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$10,078,093
Centralized costs	(2,800,098)
Corporate expenses	(6,179,687)
Non-core expenses	(604,604)
Depreciation and amortization	(5,770,335)
Stock-based compensation	(771,812)
Other income (expense)	445,436
Net loss	$(5,603,007)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues. Revenues for the year ended December 31, 2012 totaled $32,279,430 compared to $26,494,737 for the year ended December 31, 2011, representing an increase of $5,784,693, or 22%. This increase was primarily related to higher monthly recurring revenue (“MRR”) in the 2012 period, of which approximately $2,791,000 was related to a full year of revenue from the Color Broadband and One Velocity acquisitions and approximately $1,845,000 was related to organic growth in our core business. In addition, revenue generated from temporary connections increased by approximately $455,000, or 70%, in the year ended December 31, 2012 compared to the year ended December 31, 2011.

Average revenue per user (“ARPU”) as of December 31, 2012 totaled $717 compared to $710 as of December 31, 2011, representing an increase of $7, or 1%. ARPU for new customers for the year ended December 31, 2012 totaled $531 compared to $599 for the year ended December 31, 2011, representing a decrease of $68, or 11%.

Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.59% for the year ended December 31, 2012 compared to 1.45% for the year ended December 31, 2011, representing a 10% increase on a percentage basis. Our goal is to maintain churn levels between 1.4% and 1.7% which we believe is below industry averages of approximately 2.0%.

Cost of Revenues.  Cost of revenues, exclusive of depreciation, for the year ended December 31, 2012 totaled $16,379,186 compared to $8,190,112 for the year ended December 31, 2011, representing an increase of $8,189,074, or 100%. Gross margins for the year ended December 31, 2012 decreased to 49% compared to 69% during the year ended December 31, 2011. Expenses associated with non-core activities, primarily rent for rooftop tower sites needed to expand our wireless capacity, totaled approximately $6,523,000 and $1,137,000 which impacted gross margin by 20 and 4 percentage points for the year ended December 31, 2012 and December 31, 2011, respectively. Core Network costs increased by approximately $2,626,000 primarily related to higher tower rent and bandwidth expense. Customer Network costs increased by approximately $348,000 primarily related to the growth in our customer base.

Depreciation and Amortization.    Depreciation and amortization totaled $13,634,294 for the year ended December 31, 2012 compared to $9,138,318 for the year ended December 31, 2011, representing an increase of $4,495,976, or 49%.

Depreciation expense totaled $10,262,526 for the year ended December 31, 2012 compared to $6,507,271 for the year ended December 31, 2011, representing an increase of $3,755,255, or 58%. The gross base of depreciable assets increased by $24,389,376, or 48% compared to the prior year. The increased depreciable base reflects continued growth in our fixed wireless network (approximately $12,873,000) as well as spending on rooftop tower sites (approximately $11,516,000).

Amortization expense totaled $3,371,768 for the year ended December 31, 2012 compared to $2,631,047 for the year ended December 31, 2011, representing an increase of $740,721, or 28%. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods. The increase in the 2012 period is principally related to a year of amortization expense related to the Color Broadband acquisition as compared to no expense in the 2011 period.  Amortization expense also increased due to the One Velocity acquisition but decreased significantly related to the Sparkplug and Pipeline acquisitions.

Customer Support Services.    Customer support services totaled $4,709,413 for the year ended December 31, 2012 compared to $3,557,124 for the year ended December 31, 2011, representing an increase of $1,152,289, or 32%. The increase was related to additional personnel hired to support our growing customer base. Average department headcount increased by 29% from 63 in 2011 to 81 in 2012.

Sales and Marketing. Sales and marketing expenses for the year ended December 31, 2012 totaled $6,134,020 compared to $5,362,103 for the year ended December 31, 2011, representing an increase of $771,917, or 14%. This increase was primarily related to an increase in payroll costs of approximately $290,000, and an increase in commissions and bonuses of approximately $319,000. We improved the base pay and bonus program for account executives in 2012 as part of a concerted effort to attract and retain qualified personnel.

General and Administrative.    General and administrative expenses totaled $12,168,183 for the year ended December 31, 2012 compared to $9,411,608 for the year ended December 31, 2011, representing an increase of $2,756,575, or 29%. Expenses associated with non-core activities, including rooftop tower sites, totaled approximately $3,491,000 for the year ended December 31, 2012 as compared to $1,998,000 for the year ended December 31, 2011, representing an increase of approximately $1,493,000 or 75%. The increase in costs associated with non-core activities related to higher payroll, stock-based compensation, and information technology spending of $758,000, $265,000 and $268,000, respectively. In addition, stock-based compensation associated with our core services increased by approximately $312,000, and information technology spending increased by approximately $408,000.

Interest Income. Interest income for the year ended December 31, 2012 totaled $41,531 compared to $57,544 for the year ended December 31, 2011 representing a decrease of $16,013, or 28%. The decrease primarily relates to lower average cash balances in the 2012 period compared with the 2011 period. Average cash balances decreased from approximately $35.3 million in the 2011 period to approximately $29.8 million in the 2012 period.

Interest Expense.    Interest expense for the year ended December 31, 2012 totaled $105,245 compared to $22,058 for the year ended December 31, 2011, representing an increase of $83,187, or 377%. Interest expense related to capital leases acquired and deferred payment obligations to the Pipeline and Color Broadband acquisitions.

Gain on Business Acquisitions.  Loss on business acquisitions totaled $40,079 for the year ended December 31, 2012 compared to a gain of $2,231,534 for the year ended December 31, 2011, representing a decrease of $2,271,613, or 102%.  The gain in the 2011 period related to the acquisition of One Velocity in May 2011 and Color Broadband in December 2011. The loss in the 2012 period related to the final purchase price adjustment for the Color Broadband acquisition in December 2011. We previously recognized a gain on the acquisition of Color Broadband of $1,186,090. The final net gain totaled $1,146,011.

Provision for Income Taxes. Provision for income taxes totaled $126,256 for the year ended December 31, 2012 compared with $118,018 for the year ended December 31, 2011, representing an increase of $8,238, or 7%. The expense recognized in the periods related to deferred tax liabilities associated with FCC licenses and goodwill which are amortized for tax purposes but not for book purposes.

Net Loss.    Net loss for the year ended December 31, 2012 totaled $20,989,575 compared to $7,025,107 for the year ended December 31, 2011, representing an increase of $13,964,468, or 199%. Revenues increased by $5,784,693, or 22%, while operating expenses increased by $17,365,831, or 49%. Cash operating expenses associated with non-core activities, including rooftop tower sites, totaled $10,875,391 for the year ended December 31, 2012 compared to $3,580,958 for the year ended December 31, 2011, representing an increase of $7,294,433, or 204%. In addition, non-operating expense totaled $117,653 for the year ended December 31, 2012 compared with non-operating income of $2,257,439 for the year ended December 31, 2011.

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

ARPU as of December 31, 2011 totaled $710 compared to $682 as of December 31, 2010, representing an increase of $28, or 4%. The customers acquired from One Velocity in May 2011 had an ARPU of $734 compared to $690 for our customer base which had the effect of increasing our post acquisition ARPU by $2. The customers acquired from Color Broadband in December 2011 had an ARPU of $645 compared to $717 for our customer base which had the effect of decreasing our post acquisition ARPU by $7. In addition, the increase related to new and existing customers purchasing higher bandwidth levels. ARPU for new customers for the year ended December 31, 2011 totaled $599 compared to $561 for the year ended December 31, 2010, representing an increase of $38, or 7%.

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

Cost of Revenues.    Cost of revenues, exclusive of depreciation, for the year ended December 31, 2011 totaled $8,190,112 compared to $4,887,881 for the year ended December 31, 2010, representing an increase of $3,302,231, or 68%. Gross margins for the year ended December 31, 2011 decreased to 69% compared to 75% during the year ended December 31, 2010. Expenses associated with non-core activities, primarily rent for rooftop tower sites needed to expand our wireless capacity, totaled approximately $1,137,000 and $34,000 which impacted gross margin by 4 and 0 percentage points for the years ended December 31, 2011 and 2010, respectively. Core Network costs increased by approximately $1,638,000 primarily related to higher tower rent and bandwidth expenses which were partly related to acquisitions. Customer Network costs increased by approximately $350,000 primarily related to the growth in our customer base.

Depreciation and Amortization.    Depreciation and amortization totaled $9,138,318 for the year ended December 31, 2011 compared to $5,770,335 for the year ended December 31, 2010, representing an increase of $3,367,983, or 58%.

Depreciation expense totaled $6,507,271 for the year ended December 31, 2011 compared to $4,815,113 for the year ended December 31, 2010, representing an increase of $1,692,158, or 35%. The base of depreciable assets increased by $18,505,808, or 57% compared to the prior year. The increased depreciable base reflects continued growth in the core business, spending on rooftop tower sites and additions resulting from acquisitions.

Amortization expense totaled $2,631,047 for the year ended December 31, 2011 compared to $955,222 for the year ended December 31, 2010, representing an increase of $1,675,825, or 175%. The increase primarily relates to the amortization of customer related intangible assets recorded in connection with the acquisitions of Pipeline in the fourth quarter of 2010 and One Velocity in the second quarter of 2011.

Customer Support Services.    Customer support services totaled $3,557,124 for the year ended December 31, 2011 compared to $2,549,615 for the year ended December 31, 2010, representing an increase of $1,007,509, or 40%. The increase was related to additional personnel hired to support our growing customer base. Average department headcount increased by 34% from 47 in 2010 to 63 in 2011.

Sales and Marketing. Sales and marketing expenses for the year ended December 31, 2011 totaled $5,362,103 compared to $5,088,085 for the year ended December 31, 2010, representing an increase of $274,018, or 5%. This increase was primarily related to higher commissions and bonuses of approximately $416,000 in the 2011 period. This increase was offset by approximately $256,000 of lower base salary costs for core activities as average sales personnel decreased from 60 for the year ended December 31, 2010 to 53 for the same period in 2011, a decrease in headcount of 12%.

General and Administrative.    General and administrative expenses totaled $9,411,608 for the year ended December 31, 2011 compared to $7,398,420 for the year ended December 31, 2010, representing an increase of $2,013,188, or 27%. Expenses associated with non-core activities, including rooftop tower sites, totaled approximately $1,998,000 for the year ended December 31, 2011 as compared to approximately $502,000 for the year ended December 31, 2010. The increase in costs associated with non-core activities related to higher payroll, stock-based compensation and information technology spending of approximately $697,000, $273,000 and $123,000, respectively. In addition, information technology spending for our core activities increased by approximately $285,000, acquisition costs increased by approximately $184,000 and bad debt increased by approximately $95,000. The balance of the increase occurred across a number of functional components including travel and office.

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

Interest Expense.    Interest expense for the year ended December 31, 2011 totaled $22,058 compared to $489 for the year ended December 31, 2010, representing an increase of $21,569, or greater than 100%. Interest expense related to capital leases acquired and deferred payments made related to the Pipeline acquisition.

Gain on Business Acquisitions.  Gain on business acquisitions totaled $2,231,534 for the year ended December 31, 2011 compared with $355,876 for the year ended December 31, 2010, representing an increase of $1,875,658, or greater than 100%.  In 2011, we recognized a gain of $1,045,444 on the One Velocity acquisition and a gain of $1,186,090 on the Color Broadband acquisition. The gain recognized in 2010 was in connection with the acquisition of Sparkplug in April 2010.

Provision for Income Taxes. Provision for income taxes totaled $118,018 for the year ended December 31, 2011 compared with zero for the year ended December 31, 2010. The expense recognized in 2011 related to deferred tax liabilities associated with FCC licenses and goodwill which are amortized for tax purposes but not for book purposes.

Net Loss.    Net loss for the year ended December 31, 2011 totaled $7,025,107 compared to $5,603,007 for the year ended December 31, 2010, representing an increase of $1,422,100, or 25%. Revenues increased by $6,848,844, or 35%, while operating expenses increased by $9,964,929, or 39%. Cash operating expenses associated with non-core activities, including rooftop tower sites, totaled $3,580,958 for the year ended December 31, 2011 compared to $604,604 for the year end December 31, 2010, representing an increase of $2,976,354, or 492%. In addition, non-operating income (expense) increased by $1,812,003, primarily related to gain on business acquisitions.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Changes in capital resources during the year ended December 31, 2012 and 2011 are described below. At March 1, 2013, we had cash and cash equivalents totaling approximately $39,000,000.

Net Cash (Used In) Provided by Operating Activities.    Net cash used in operating activities for the year ended December 31, 2012 totaled $8,078,493 compared to net cash provided by operating activities of $702,518 for the year ended December 31, 2011, representing a decrease of $8,781,011, or greater than 100%. During the year ended December 31, 2012, cash flow provided by operations for our core business totaled $5,630,750 as compared to $4,892,246 during the year ended December 31, 2011. During the year ended December 31, 2012, cash flow used in operations for our non-core activities, including rooftop tower sites, totaled $10,875,391 as compared to $3,580,958 during the year ended December 31, 2011, representing an increase of $7,294,433 or 204%. Changes in operating assets and liabilities generally represent timing differences regarding payments and receipts, and are normally not indicative of operating results.  During the year ended December 31, 2012, changes in operating assets and liabilities used cash of $2,833,852. During the year ended December 31, 2011, changes in operating assets and liabilities used cash of $608,770.

Net cash provided by operating activities for the year ended December 31, 2011 totaled $702,518 compared to $238,534 for the year ended December 31, 2010, representing an increase of $463,984, or 195%. During the year ended December 31, 2011, cash flow provided by operations for our core business totaled $4,892,246 as compared to $1,337,635 during the year ended December 31, 2010. During the year ended December 31, 2011, cash flows used in operations for our non-core activities, including rooftop tower sites, totaled $3,580,958 as compared to $604,604 during the year ended December 31, 2010, representing an increase of $2,976,354 or greater than 100%. During the year ended December 31, 2011, changes in operating assets and liabilities used cash of $608,770. During the year ended December 31, 2010, changes in operating assets and liabilities used cash of $494,497.

 Net Cash Used in Investing Activities.    Net cash used in investing activities for the year ended December 31, 2012 totaled $21,343,128 compared to $18,218,729 for the year ended December 31, 2011, representing an increase of $3,124,399 or 17%. The increase in the 2012 period related to higher spending on property and equipment which increased by $7,102,330 or 52%, from $13,620,180 to $20,722,510. Expenditures related to network equipment increased by approximately $1,916,000 in the 2012 period compared to the 2011 period. Expenditures related to the construction of the rooftop tower sites increased by approximately $4,927,000 in the 2012 period compared to the 2011 period. In addition, we paid cash of $1,600,000 for the acquisition of One Velocity and $2,800,000 for the acquisition of Color Broadband in the 2011 period. There were no acquisitions in the 2012 period.

Net cash used in investing activities for the year ended December 31, 2011 totaled $18,218,729 compared to $8,057,744 for the year ended December 31, 2010, representing an increase of $10,160,985, or 126%. The increase in the 2011 period related to higher spending on property and equipment which increased by $8,315,746, or 156%, from $5,304,434 to $13,620,180. The significant components of the increase included approximately $4,114,000 related to the construction of our rooftop tower sites, approximately $2,084,000 related to customer premise equipment and approximately $1,919,000 related to network equipment. In addition, we paid $1,600,000 in cash for the acquisition of One Velocity and $2,800,000 for the acquisition of Color Broadband for a total of $4,400,000 in the 2011 period compared to $1,170,000 in cash for the acquisition of Sparkplug and $1,580,060 for the acquisition of Pipeline for a total of $2,750,060 in the 2010 period.

Net Cash (Used In) Provided by Financing Activities.  Net cash used in financing activities for the year ended December 31, 2012 totaled $98,740 compared to net cash provided by financing activities of $39,015,446 for the year ended December 31, 2011, representing a decrease of $39,114,186, or 100%. The decrease is primarily related to net proceeds of $38,834,709 received in July 2011from the sale of 10,350,000 shares of our common stock at a public offering price of $4.00 per share. The decrease also related to payments on capital leases which totaled approximately $492,479 for the year ended December 31, 2012 compared to $174,569 for the year ended December 31, 2011.

Net cash provided by financing activities for the year ended December 31, 2011 totaled $39,015,446 compared to $16,951,723 for the year ended December 31, 2010, representing an increase of $22,063,723, or 130%. The increase is primarily related to net proceeds of $38,834,709 resulting from the sale of 10,350,000 shares of our common stock at a public offering price of $4.00 per share in July 2011, as compared to our net proceeds of $16,957,933 resulting from the sale of 6,571,429 shares of our common stock at a public offering price of $2.80 per share in November 2010.

Working Capital.    As of December 31, 2012, we had working capital of $10,087,917. In February and March 2013, we completed a public offering which raised net proceeds of approximately $30.5 million. Based on our current operating activities and plans, we believe our working capital position at the end of the first quarter 2013 will enable us to meet our anticipated cash requirements for at least the next twelve months.

Acquisition of Sparkplug. In April 2010, we completed the acquisition of the customer relationships, network infrastructure and related assets of the Chicago, Illinois and Nashville, Tennessee networks of Sparkplug. The aggregate consideration for the acquisition was (i) approximately $1.2 million in cash, and (ii) 275,700 shares of our common stock with a fair value of approximately $0.4 million. The acquisition of Sparkplug was a business combination accounted for under the acquisition method.

Acquisition of Pipeline. In December 2010, we completed the acquisition of the customer relationships, network assets and related assets of Pipeline, which was primarily based in the greater Boston area. The aggregate consideration for the acquisition includes (i) approximately $1.6 million in cash, (ii) 411,523 shares of our common stock with a fair value of approximately $1.5 million, (iii) approximately $0.5 million of deferred cash payments over a 36 month period beginning June 2011, and (iv) approximately $0.2 million in assumed liabilities. The acquisition of Pipeline was a business combination accounted for under the acquisition method.

Acquisition of One Velocity. In May 2011, we completed the acquisition of the customer relationships, network infrastructure and related assets of One Velocity which was based in Las Vegas and Reno, Nevada. The aggregate consideration for the acquisition included (i) approximately $1.6 million in cash, and (ii) 269,886 shares of common stock with a fair value of approximately $1.3 million. The acquisition of One Velocity was a business combination accounted for under the acquisition method.

Acquisition of Color Broadband. In December 2011, we completed the acquisition of certain customer relationships, network infrastructure and related assets of Color Broadband which was based in the Los Angeles area. The aggregate consideration for the acquisition included (i) approximately $2.8 million in cash, (ii) 827,230 shares of common stock with a fair value of approximately $2.0 million, and (iii) approximately $0.2 million in assumed liabilities. The acquisition of Color Broadband was a business combination accounted for under the acquisition method.

Underwritten Offerings. In July 2011, we completed an underwritten offering of 10,350,000 shares of our common stock at a public offering price of $4.00 per share. The total gross proceeds of the offering were $41,400,000. Net proceeds were approximately $38,835,000, after underwriting discounts, commissions and offering expenses.

In February and March 2013, we completed an underwritten offering of 11,000,000 shares of our common stock at a public offering price of $3.00 per share. The total gross proceeds of the offering were $33,000,000. Net proceeds were approximately $30,516,000, after underwriting discounts, commissions and offering expenses.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2012:

	Payments due by period
	Total	2013	2014	2015	2016	2017	Thereafter
Capital leases	$3,798,725	$905,909	$969,128	$884,556	$651,615	$387,517	$-
Operating leases	61,145,565	15,205,446	13,856,549	12,842,334	11,711,817	6,428,609	1,100,810
Deferred payments	282,717	199,565	83,152	-	-	-	-
Other	130,275	130,275	-	-	-	-	-
Total	$65,357,282	$16,441,195	$14,908,829	$13,726,890	$12,363,432	$6,816,126	$1,100,810

Capital Leases. We have entered into capital leases to acquire network, rooftop tower site and customer premise equipment expiring through December 2017. In December 2011, we entered into an agreement with Cisco Capital to acquire equipment related to our information technology infrastructure. The total lease obligation is approximately $2,100,000, of which approximately $1,400,000 commenced in the second quarter of 2012. The remaining $700,000 is expected to commence in the first quarter of 2013. These leases will be paid in various installments over a 60 month period from their respective commencement dates.

Operating Leases. We have entered into operating leases related to roof rights, towers, office space, and equipment leases under various non-cancelable agreements expiring through January 2023.

Deferred Payments. We are making deferred payments to Pipeline as part of the consideration paid for the acquisition. There were 17 monthly payments of $16,630 remaining as of December 31, 2012.

Other. In December 2011, we entered into a one year information technology infrastructure support agreement. The agreement became effective at the end of the first quarter of 2012. The monthly payments are approximately $43,000 and will be paid through the first quarter of 2013.

Impact of Inflation, Changing Prices and Economic Conditions

Pricing for many technology products and services have historically decreased over time due to the effect of product and process improvements and enhancements.  In addition, economic conditions can affect the buying patterns of customers. In 2012, the core business continued to grow and benefit from a slowly improving economy.  Customers, in general, were more willing to make a purchase compared to 2011 however they continued to place a premium on value and performance. Pricing of services continued to be a focus for prospective buyers with multi-point and midrange product pricing remaining steady while competition for high capacity links intensified.  In part, pressure on high capacity links was due to decreased costs for equipment and some competitors willing to sacrifice margins. We believe that our customers will continue to upgrade their bandwidth service.  The continued migration of many business activities and functions to the Internet, and growing use of cloud computing should also result in increased bandwidth requirements over the long term.

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

Long-Lived Assets. Long-lived assets with definite lives consist primarily of property and equipment, and intangible assets such as acquired customer relationships. Long-lived assets are evaluated periodically for impairment or whenever events or circumstances indicate their carrying value may not be recoverable. Conditions that would result in an impairment charge include a significant decline in the fair value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.

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

The highest level of judgment and estimation involved in accounting for business acquisitions relates to determining the fair value of the customer relationship and network assets acquired. In each of the four acquisitions completed over the past three years, the highest asset value has been allocated to the customer relationship acquired. Determining the fair value of customer relationships involves judgments and estimates regarding how long the customers will continue to contract services with us. During the course of completing four acquisitions, we have developed a database of historical experience from prior acquisitions to assist us in preparing future estimates of cash flows. Similarly, we have used our historical experience in building networks to prepare estimates regarding the fair value of the networks assets that we acquire.

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

 Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, Intangibles -Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to simplify how entities test indefinite-lived intangibles assets for impairment. ASU 2012-02 allows entities to assess qualitative factors in determining whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. This pronouncement becomes effective for annual and interim tests performed for the fiscal years beginning after September 15, 2012. The adoption of this standard did not have a material impact on our consolidated financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices.  Our primary market risk relates to interest rates.    At December 31, 2012, all cash and cash equivalents are immediately available cash balances.  A portion of our cash and cash equivalents are held in three institutional money market funds.   Our interest rate risk exposure is that a decline in interest rates which would result in a decline in interest income. Due to our current market yields, a further decline in interest rates would not have a material impact on earnings.

Item 8. Financial Statements and Supplementary Data.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Towerstream Corporation

We have audited the accompanying consolidated balance sheets of Towerstream Corporation and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2012, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Towerstream Corporation and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years ended December 31, 2012, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Towerstream Corporation’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, March 18, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 18, 2013

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$15,152,226	$44,672,587
Accounts receivable, net	609,302	592,539
Prepaid expenses and other current assets	943,420	622,505
Total Current Assets	16,704,948	45,887,631

Property and equipment, net	41,982,210	27,531,273

Intangible assets, net	4,548,177	7,959,761
Goodwill	1,674,281	1,674,281
Other assets	2,200,098	583,950
Total Assets	$67,109,714	$83,636,896

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,163,442	$1,443,919
Accrued expenses	2,986,020	1,914,712
Deferred revenues	1,457,464	1,591,286
Current maturities of capital lease obligations	775,087	313,664
Other	235,018	392,546
Total Current Liabilities	6,617,031	5,656,127

Long-Term Liabilities
Capital lease obligations, net of current maturities	2,387,674	425,997
Other	301,101	409,862
Total Long-Term Liabilities	2,688,775	835,859
Total Liabilities	9,305,806	6,491,986

Commitments (Note 14)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 95,000,000 shares authorized; 54,670,712 and 54,256,083 shares issued and outstanding, respectively	54,671	54,256
Additional paid-in-capital	121,118,127	119,469,969
Accumulated deficit	(63,368,890)	(42,379,315)
Total Stockholders' Equity	57,803,908	77,144,910
Total Liabilities and Stockholders' Equity	$67,109,714	$83,636,896

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011	2010

Revenues	$32,279,430	$26,494,737	$19,645,893

Operating Expenses
Cost of revenues (exclusive of depreciation)	16,379,186	8,190,112	4,887,881
Depreciation and amortization	13,634,294	9,138,318	5,770,335
Customer support services	4,709,413	3,557,124	2,549,615
Sales and marketing	6,134,020	5,362,103	5,088,085
General and administrative	12,168,183	9,411,608	7,398,420
Total Operating Expenses	53,025,096	35,659,265	25,694,336
Operating Loss	(20,745,666)	(9,164,528)	(6,048,443)
Other Income/(Expense)
Interest income	41,531	57,544	4,411
Interest expense	(105,245)	(22,058)	(489)
Gain on business acquisitions	(40,079)	2,231,534	355,876
Other income (expense), net	(13,860)	(9,581)	85,638
Total Other Income/(Expense)	(117,653)	2,257,439	445,436
Loss before income taxes	(20,863,319)	(6,907,089)	(5,603,007)
Provision for income taxes	(126,256)	(118,018)	-
Net Loss	$(20,989,575)	$(7,025,107)	$(5,603,007)

Net loss per common share – basic and diluted	$(0.39)	$(0.15)	$(0.16)
Weighted average common shares outstanding – basic and diluted	54,434,173	47,505,861	35,626,783

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

	Common Stock		Additional Paid-In-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2009	34,662,229	$34,662	$55,127,710	$(29,751,201)	$25,411,171
Issuance of common stock for bonuses	9,225	9	17,241		17,250
Issuance of common stock for business acquisitions	687,223	687	1,914,911		1,915,598
Net proceeds from issuance of common stock	6,571,429	6,572	16,951,361		16,957,933
Issuance of common stock for services	66,075	66	104,994		105,060
Cashless exercise of options	119,104	119	(119)		-
Exercise of options	1,333	2	918		920
Stock-based compensation for options			649,502		649,502
Reclassification of derivative liabilities to equity linked financial instruments			566,451		566,451
Net loss				(5,603,007)	(5,603,007)
Balance at December 31, 2010	42,116,618	42,117	75,332,969	(35,354,208)	40,020,878
Issuance of common stock for business acquisitions	1,195,622	1,195	3,567,331		3,568,526
Net proceeds from issuance of common stock	10,350,000	10,350	38,824,359		38,834,709
Cashless exercise of options	173,691	174	(174)		-
Exercise of options	297,533	297	265,626		265,923
Exercise of warrants	6,000	6	26,994		27,000
Issuance of common stock under employee stock purchase plan	26,632	27	73,349		73,376
Stock-based compensation for options			951,850		951,850
Stock-based compensation for restricted stock			118,200		118,200
Issuance of common stock for FCC license	89,987	90	309,465		309,555
Net loss				(7,025,107)	(7,025,107)
Balance at December 31, 2011	54,256,083	54,256	119,469,969	(42,379,315)	77,144,910
Cashless exercise of options	162,884	163	(163)		-
Exercise of options	337,128	337	328,704		329,041
Issuance of common stock under employee stock purchase plan	28,723	29	117,222		117,251
Issuance of common stock upon vesting of restricted stock awards	30,000	30	(30)		-
Stock-based compensation for options			1,532,282		1,532,282
Stock-based compensation for restricted stock			108,350		108,350
Adjustment to common stock issued for business acquisitions	(144,106)	(144)	(403,222)		(403,366)
Fair value of options repurchased			(34,985)		(34,985)
Net loss				(20,989,575)	(20,989,575)
Balance at December 31, 2012	54,670,712	$54,671	$121,118,127	$(63,368,890)	$57,803,908

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities
Net Loss	$(20,989,575)	$(7,025,107)	$(5,603,007)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	126,256	118,018	-
Provision for doubtful accounts	219,082	249,492	154,123
Depreciation and amortization	13,634,294	9,138,318	5,770,335
Stock-based compensation	1,658,200	1,081,042	771,812
Gain on business acquisitions	40,079	(2,231,534)	(355,876)
Loss on sale and disposition of property and equipment	171,230	65,215	74,533
Deferred rent	(104,207)	(84,156)	(78,889)
Changes in operating assets and liabilities:
Accounts receivable	(202,051)	157,990	45,619
Prepaid expenses and other current assets	(537,609)	(265,456)	(30,885)
Other assets	(1,289,698)	(254,020)	-
Account payable	(280,477)	424,572	(200,379)
Accrued expenses	(169,467)	(339,147)	154,190
Other current liabilities	-	(30,489)	(9,728)
Deferred revenues	(354,550)	(302,220)	(453,314)
Total Adjustments	12,911,082	7,727,625	5,841,541
Net Cash Provided By (Used In) Operating Activities	(8,078,493)	702,518	238,534

Cash Flows From Investing Activities
Acquisitions of property and equipment	(20,722,510)	(13,620,180)	(5,304,434)
Acquisition of businesses	-	(4,400,000)	(2,750,060)
Proceeds from sale of property and equipment	12,850	28,701	-
Change in security deposits	(345,129)	(97,612)	(3,250)
Change in deferred acquisition payments	(288,339)	(129,638)	-
Net Cash Used In Investing Activities	(21,343,128)	(18,218,729)	(8,057,744)

Cash Flows From Financing Activities
Payment of capital leases	(492,479)	(174,569)	(7,130)
Issuance of common stock upon exercise of options	329,041	265,923	920
Issuance of common stock upon exercise of warrants	-	27,000	-
Issuance of common stock under employee stock purchase plan	99,683	62,383	-
Repurchase of options	(34,985)	-	-
Net proceeds from sale of common stock	-	38,834,709	16,957,933
Net Cash Provided By (Used In) Financing Activities	(98,740)	39,015,446	16,951,723

Net Increase (Decrease) In Cash and Cash Equivalents	(29,520,361)	21,499,235	9,132,513

Cash and Cash Equivalents – Beginning of year	44,672,587	23,173,352	14,040,839
Cash and Cash Equivalents – Ending of year	$15,152,226	$44,672,587	$23,173,352

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$105,245	$22,058	$489
Taxes	$19,993	$18,335	$12,263
Non-cash investing and financing activities:
Fair value of common stock (returned)/ issued in connection with acquisitions	$(403,366)	$3,568,526	$1,915,598
Fair value of common stock issued for FCC license	$-	$309,555	$-
Acquisition of property and equipment:
Under capital leases	$2,915,580	$769,882	$152,164
Included in accrued expenses	$1,240,774	$658,144	$355,268
Other	$18,679	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Nature of Business

Towerstream Corporation (referred to as ‘‘Towerstream’’ or the ‘‘Company’’) was incorporated in Delaware in December 1999. The Company provides fixed wireless broadband services to commercial customers and delivers access over a wireless network transmitting over both regulated and unregulated radio spectrum. The Company’s service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. The Company provides service to business customers in thirteen metropolitan markets including New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Houston, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport.

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

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2012, the Company had cash and cash equivalent balances of approximately $7,136,000 in excess of the federally insured limit of $250,000. Under the FDIC’s Transaction Account Guarantee (“TAG”) program, noninterest-bearing transaction deposit accounts had full federal deposit insurance coverage through December 31, 2012. The Company had one noninterest-bearing transaction deposit account with a balance of approximately $529,000 as of December 31, 2012 that was covered under the TAG program.

The Company also had approximately $7,766,000 invested in three institutional money market funds. These funds are protected under the Securities Investor Protection Corporation (‘‘SIPC’’), a nonprofit membership corporation which provides limited coverage up to $500,000.

Accounts Receivable. Accounts receivable are stated at cost less an allowance for doubtful accounts which reflects the Company’s estimate of balances that will not be collected. The allowance is based on the history of past write-offs, the aging of balances, collections experience and current credit conditions. Additions include provisions for doubtful accounts and deductions include customer write-offs.

	Years Ended December 31,
	2012	2011
Beginning of period	$262,525	$118,825
Additions	219,082	327,571
Deductions	(291,498)	(183,871)
End of period	$190,109	$262,525

Additions for the year ended December 31, 2011 include approximately $30,000 in connection with the acquisition of One Velocity, Inc. (“One Velocity”), and approximately $39,000 in connection with the acquisition of Color Broadband Communications (“Color Broadband”).

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Property and Equipment. Property and equipment are stated at cost and include equipment, installation costs and materials. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the useful lives or the term of the respective lease. Network, base station, rooftop tower site and customer premise equipment are depreciated over estimated useful lives of 5 years; furniture, fixtures and other from 3 to 5 years and information technology from 3 to 5 years.

Expenditures for maintenance and repairs which do not extend the useful life of the assets are charged to expense as incurred. Gains or losses on disposal of property and equipment are reflected in general and administrative expenses in the statement of operations.

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

The Company has determined that there were no impairments of property and equipment or intangible assets during the years ended December 31, 2012 and 2011.

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

The highest level of judgment and estimation involved in accounting for business acquisitions relates to determining the fair value of the customer relationships and network assets acquired. In each of the four acquisitions completed over the past three years, the highest asset value has been allocated to the customer relationships acquired. Determining the fair value of the customer relationships involves judgments and estimates regarding how long the customers will continue to contract services with the Company. During the course of completing four acquisitions, the Company has developed a database of historical experience from prior acquisitions to assist us in preparing future estimates of cash flows. Similarly, we have used our historical experience in building networks to prepare estimates regarding the fair value of the networks assets that we acquire.

Goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired in an acquisition. Goodwill is not amortized but rather is reviewed annually for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable. The Company initially performs a qualitative assessment of goodwill which considers macro-economic conditions, industry and market trends, and the current and projected financial performance of the reporting unit.  No further analysis is required if it is determined that there is a less than 50 percent likelihood that the carrying value is greater than the fair value. The Company completed a qualitative assessment and determined that there was no impairment of goodwill as of December 31, 2012 and 2011, respectively.

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

Advertising Costs. The Company charges advertising costs to expense as incurred. Advertising costs for the years ended December 31, 2012, 2011 and 2010 were approximately $1,096,000, $1,041,000 and $962,000, respectively, and are included in sales and marketing expenses in the statements of operations.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise of these common stock equivalents would dilute earnings per shares if the Company becomes profitable in the future. The exercise of the stock options and warrants outstanding at December 31, 2012 would generate proceeds up to approximately $13,410,000.

	Years Ended December 31,
	2012	2011	2010
Stock options	3,916,045	4,635,624	3,706,885
Warrants	450,000	4,776,310	4,332,310
Total	4,366,045	9,411,934	8,039,195

Reclassifications.    Certain accounts in the prior years’ consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements. These reclassifications have no effect on the previously reported net loss.

Recent Accounting Pronouncements. In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles -Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to simplify how entities test indefinite-lived intangibles assets for impairment. ASU 2012-02 allows entities to assess qualitative factors in determining whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. This pronouncement becomes effective for annual and interim tests performed for the fiscal years beginning after September 15, 2012. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Subsequent Events. Subsequent events have been evaluated through the date of this filing.

Note 3.    Business Acquisitions

Delos Internet

In August 2012, the Company and Delos Internet (“Delos”) entered into a binding merger agreement pursuant to which a wholly owned subsidiary of the Company would be merged with and into Delos, with Delos becoming a wholly owned subsidiary of the Company. Delos operates in Houston, Texas. The Company completed its acquisition of Delos in February 2013 for consideration consisting of $225,000 of cash and 433,673 shares of common stock.

Color Broadband Communications

In December 2011, the Company completed the acquisition of Color Broadband. The Company obtained full control of Color Broadband in the acquisition. The Company has determined that the acquisition of Color Broadband was a business combination to be accounted for under the acquisition method. The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Fair value of consideration transferred:
Cash	$2,800,000
Common stock (827,230 shares)	2,043,258
Capital lease obligations assumed	133,961
Other liabilities assumed	121,777
5,098,996
Recognized amounts of identifiable assets acquired and liabilities assumed:
Customer relationships	4,544,940
Property and equipment	1,976,852
Accounts receivable	383,527
Security deposits	7,506
Prepaid expenses and other current assets	48,425
Accounts payable	(5,984)
Deferred revenue	(492,981)
Customer credits	(217,278)
Total identifiable net assets	6,245,007
Gain on business acquisition	$1,146,011

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company recognized a gain on business acquisition of $1,146,011 which is included in other income (expense) in the Company’s consolidated statements of operations of which $1,186,090 was recognized in the year ended December 31, 2011 and subsequently adjusted by $40,079 in the year ended December 31, 2012. The challenging economic environment during 2011 made it difficult for smaller companies like Color Broadband to raise sufficient capital to sustain their growth.  As a result, the Company was able to acquire the customer relationships and wireless network of Color Broadband at a discounted price.

In May 2012, the Company finalized the purchase price of Color Broadband. The final purchase price of $5,098,996 was $220,885, or 4%, lower than the initially reported purchase price of $5,319,881. The finalization of the purchase price resulted in a reduction of approximately $261,000 of identifiable net assets and a reduction in the gain on business acquisition of approximately $40,000. The purchase price adjustment resulted in a decrease in the number of shares of common stock issued to Color Broadband of 98,506 from 925,736 to 827,230 shares. In addition, 45,600 shares of common stock were returned to the Company principally representing accounts receivable collections retained by Color Broadband during the post-closing transition services period.

The results of operations of Color Broadband have been included in the Company’s consolidated statements of operations since the completion of the acquisition in December 2011. Revenues generated from customers acquired from Color Broadband totaled approximately $226,000 for the year ended December 31, 2011.

During the years ended December 31, 2012 and 2011, respectively, the Company incurred approximately $359,000 and $209,000 of third-party costs in connection with the Color Broadband acquisition. These expenses are included in the general and administrative expenses in the Company’s consolidated statements of operations.

One Velocity, Inc.

In May 2011, the Company completed the acquisition of One Velocity. The transaction was the Company’s first acquisition in a new geographical market and introduced Las Vegas and Reno, Nevada as the Company’s 12th market nationally. The Company obtained full control of One Velocity in the acquisition. The Company has determined that the acquisition of One Velocity was a business combination to be accounted for under the acquisition method. The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Fair value of consideration transferred:
Cash	$1,600,000
Common stock (269,886 shares)	1,281,959
2,881,959
Recognized amounts of identifiable assets acquired and liabilities assumed:
Customer relationships	2,329,533
Property and equipment	1,952,883
Accounts receivable	133,220
Security deposits	21,679
Prepaid expenses and other current assets	795
Accounts payable and accrued expenses	(106,748)
Deferred revenue	(403,959)
Total identifiable net assets	3,927,403
Gain on business acquisition	$1,045,444

The Company recognized a gain on business acquisition of $1,045,444 which is included in other income (expense) in the Company’s consolidated statements of operations. The challenging economic environment during 2011 made it difficult for smaller companies like One Velocity to raise sufficient capital to sustain their growth.  As a result, the Company was able to acquire the customer relationships and wireless network of One Velocity at a discounted price.

In January 2012, the Company finalized the purchase price of the One Velocity acquisition. The final purchase price of $2,881,959 was $557,773, or 16%, lower than the initially reported purchase price of $3,439,732. The adjustment resulted in a decrease of 117,426 shares of common stock issued to One Velocity, from 387,312 to 269,886 shares. In addition, the Company recognized additional gain on business acquisition of approximately $481,000 and a reduction of approximately $77,000 of identifiable net assets in the fourth quarter of 2011. These adjustments are included in the Company’s consolidated financial statements for the year ended December 31, 2011.

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

Pipeline Wireless, LLC

In December 2010, the Company completed the acquisition of Pipeline Wireless, LLC (“Pipeline”). The Company obtained full control of Pipeline in the acquisition. The Company has determined that the acquisition of Pipeline was a business combination to be accounted for under the acquisition method. The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Fair value of consideration transferred:
Cash	$1,580,060
Common stock (411,523 shares)	1,485,598
Deferred payments	501,225
Capital lease obligations assumed	152,164
3,719,047

Recognized amounts of identifiable assets acquired and liabilities assumed:
Customer relationships	1,864,187
Property and equipment	266,345
Accounts receivable	194,137
Security deposits	6,363
Prepaid expenses and other current assets	21,175
Accounts payable	(27,285)
Deferred revenue	(239,939)
Other current liabilities	(40,217)
Total identifiable net assets	2,044,766
Goodwill	$1,674,281

The Company allocated the purchase price of Pipeline to identifiable assets acquired and liabilities assumed based on their fair values on the date of acquisition. The Company recognized $1,674,281 of goodwill related to the acquisition which represents the excess of the purchase price over the estimated fair values of the identifiable net assets. The Company expects the full balance of goodwill to be tax deductible for tax purposes. Pipeline had a very concentrated network comprised of only six Points-of-Presence (“PoPs”) compared to other acquisitions which had at least twice as many PoPs. The relatively low valuation of the Pipeline network resulted in goodwill being recognized on the transaction.

In September 2011, the Company finalized the purchase price of the Pipeline acquisition. The final purchase price of $3,719,047 was $112,421, or 3%, lower than the intially reported purchase price of $3,831,468. The adjustment resulted in a decrease in deferred payments of $145,065, or $112,421 on a net present value basis. In addition, identifiable net assets and goodwill were reduced by $62,131 and $50,290, respectively.

Total deferred payments of $623,804 were discounted at a 12% rate and recorded at $501,225 for acquisition purposes. Current and long-term balances totaled $148,198 and $56,827 at December 31, 2012, and $166,563 and $205,024 at December 31, 2011, respectively. There were 17 monthly payments of $16,630 remaining as of December 31, 2012.

The results of operations of Pipeline have been included in the Company’s consolidated statements of operations since the completion of the acquisition in December 2010. Revenues generated from customers acquired from Pipeline totaled approximately $79,000 for the year ended December 31, 2010.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Sparkplug Chicago, Inc

In April 2010, the Company completed the acquisition of the customer relationships, network infrastructure and related assets of the Chicago, Illinois and Nashville, Tennessee networks of Sparkplug Chicago, Inc. (“Sparkplug”). The acquisition expanded the Company’s presence in the Chicago market and introduced Nashville, Tennessee as the Company's 11th market nationally. The Company obtained full control of Sparkplug in the acquisition. The Company has determined that the acquisition of Sparkplug was a business combination to be accounted for under the acquisition method. The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Fair value of consideration transferred:
Cash	$1,170,000
Common stock (275,700 shares)	430,000
1,600,000
Recognized amounts of identifiable assets acquired and liabilities assumed:
Customer relationships	1,483,000
Property and equipment	591,590
Accounts receivable	85,387
Security deposits	3,400
Prepaid expenses	844
Accounts payable	(23,903)
Deferred revenue	(184,442)
Total identifiable net assets	1,955,876
Gain on business acquisition	$355,876

The Company recognized a gain on the business acquisition of $355,876 as a result of Sparkplug Chicago, Inc. being sold at a discounted price due to the realignment of its geographic markets by its parent company, Sparkplug Inc. The gain on business acquisition is included in other income (expense) in the Company’s consolidated statements of operations.

The results of operations of Sparkplug have been included in the Company’s consolidated statements of operations since the completion of the acquisition in April 2010. Revenues generated from customers acquired from Sparkplug totaled approximately $1,188,000 for the year ended December 31, 2010.

During the year ended December 31, 2010, the Company incurred approximately $282,000 of third-party costs in connection with the Sparkplug acquisition. These expenses are included in the general and administrative expenses in the Company’s consolidated statements of operations.

Pro Forma Information

The following table reflects the unaudited pro forma consolidated results of operations had the acquisitions taken place at the beginning of the 2011 and 2010 periods:

	Years Ended December 31,
	2011	2010
Revenues	$29,774,462	$26,350,792
Amortization expense	4,815,980	5,538,540
Total operating expenses	39,743,995	34,010,693
Net loss	(7,712,095)	(7,214,467)
Basic net loss per share	$(0.16)	$(0.20)

The pro forma information presented above does not purport to present what actual results would have been had the acquisitions actually occurred at the beginning of 2011 and 2010 nor does the information project results for any future period.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 4.    Property and Equipment

The Company’s property and equipment is comprised of:

	As of December 31,
	2012	2011
Network and base station equipment	$28,983,284	$22,987,201
Customer premise equipment	23,036,057	18,078,855
Rooftop tower sites	17,232,566	5,716,067
Information technology	3,863,212	1,977,302
Furniture, fixtures and other	1,598,979	1,579,269
Leasehold improvements	789,392	775,420
	75,503,490	51,114,114
Less: accumulated depreciation	33,521,280	23,582,841
	$41,982,210	$27,531,273

Depreciation expense for the years ended December 31, 2012, 2011and 2010 was $10,262,526, $6,507,271, and $4,815,113, respectively. The Company sold or disposed of property and equipment with $508,167 of original cost and $324,087 of accumulated depreciation during the year ended December 31, 2012.

The Company received proceeds of $12,850 and recognized a loss of $171,230 for the year ended December 31, 2012. The Company sold or disposed of property and equipment with $307,975 of original cost and $215,824 of accumulated depreciation during the year ended December 31, 2011. The Company received proceeds of $28,701 and recognized a loss of $63,450 for the year ended December 31, 2011.  In addition, the Company exchanged property and equipment with a net book value of $20,815 for property and equipment with a fair value of $19,050 resulting in a loss of $1,765 during the year ended December 31, 2011. There were no exchanges of property and equipment for the year ended December 31, 2012.

Property held under capital leases included within the Company’s property and equipment consists of the following:

	As of December 31,
	2012	2011
Network and base station equipment	$736,612	$576,033
Rooftop tower sites	1,216,142	81,305
Customer premise equipment	59,330	59,328
Information technology	1,779,135	205,381
	$3,791,219	922,047
Less: accumulated depreciation	541,800	77,915
Property acquired through capital leases, net	$3,249,419	$844,132

During the first quarter of 2012, the Company made final payments of $46,412 on capital leases acquired with the Color Broadband acquisition. The Company obtained clear title to the equipment, and accordingly, is no longer reporting these assets as property held under capital leases.

Note 5. Intangible Assets

The Company’s intangible assets consist of the following:

	As of December 31,
	2012	2011
Goodwill	$1,674,281	$1,674,281

Customer relationships	$10,221,659	$10,261,475
Less: accumulated amortization	6,958,037	3,586,269
Customer relationships, net	3,263,622	6,675,206
FCC licenses	1,284,555	1,284,555
Intangible assets, net	$4,548,177	$7,959,761

Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $3,371,768, $2,631,047 and $955,222, respectively. The customer relationships acquired in the Sparkplug acquisition totaled $1,483,000 and were amortized over a 14 month period which ended in June 2011. The customer relationships acquired in the Pipeline acquisition totaled $1,864,187 and were amortized over a 17 month period which ended May 2012. The customer relationships acquired in the One Velocity acquisition are being amortized over a 30 month period ending November 2013. The customer relationships acquired in the Color Broadband acquisition are being amortized over a 28 month period ending April 2014. As of December 31, 2012, the average remaining amortization period was approximately 13 months. Future amortization expense is expected to be as follows:

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Years Ending December 31,
2013	$2,766,925
2014	496,697
$3,263,622

The Company’s FCC licenses are not subject to amortization as they have an indefinite useful life.

Note 6. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2012	2011
Property and equipment	$1,240,774	$658,144
Payroll and related	859,130	608,101
Professional services	314,270	277,213
Network	288,060	149,755
Information technology support	21,713	-
Acquisition	-	95,911
Other	262,073	125,588
Total	$2,986,020	$1,914,712

Network expenses consist of costs incurred to provide services to our customers, and include tower rentals, bandwidth, troubleshooting and gear removal.

Note 7.    Other Liabilities

Other current and long-term liabilities consist of the following:

	As of December 31,
	2012	2011
Other Current Liabilities
Deferred rent	$86,820	$104,206
Deferred acquisition payments	148,198	288,340
Total	$235,018	$392,546

Other Long-Term Liabilities
Deferred rent	$-	$86,820
Deferred acquisition payments	56,827	205,024
Deferred taxes	244,274	118,018
Total	$301,101	$409,862

The gross balance of deferred acquisition payments totaled $282,717 at December 31, 2012 and is payable in monthly installments of $16,630 through May 2014. The net present value was calculated at a discount rate of 12%.

 Note 8.    Capital Stock

The Company is authorized to issue 5,000,000 shares of preferred stock at a par value of $0.001. There was no preferred stock outstanding as of December 31, 2012 and 2011, respectively.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company is authorized to issue 95,000,000 shares of common stock at a par value of $0.001. The holders of common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of legally available funds. Upon liquidation, dissolution or winding-up, the holders of the Company’s common stock are entitled to share ratably in all assets that are legally available for distribution. The holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of the Company’s common stock are subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock, which may be designated solely by action of the board of directors and issued in the future. At the Company’s annual meeting in November 2012, the shareholders approved an increase in the number of authorized shares of common stock from 70,000,000 to 95,000,000.

In November 2010, the Company adopted a shareholder rights plan (the “Rights Plan”). The purpose of the Rights Plan is to protect the long-term value of the Company for its shareholders and to protect shareholders from various abusive takeover tactics. Under the Rights Plan, the Company issued one preferred share purchase right for each share of the Company's common stock held by shareholders of record as of the close of business on November 24, 2010. In general, the rights would become exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer or exchange offer for 15% or more of the Company’s common stock. Each holder of a right will be allowed to purchase one one-hundredth of a share of a newly created series of the Company’s preferred shares at an exercise price of $18.00. The rights will expire on November 8, 2020. The Company may redeem the rights for $0.001 each at any time until the tenth business day following public announcement that a person or group has acquired 15% or more of its outstanding common stock.

Executive officers were issued 9,225 shares of common stock in 2010 as part of their quarterly bonus. The Company recognized compensation expense totaling $17,250, which represented the fair value of the shares on the date of issuance. In 2011 and 2012, there were no shares of common stock issued to executive officers as part of their quarterly bonuses.

Stock options were exercised by current or former employees as follows:

	For the Years Ended December 31,
	2012	2011	2010
Cash basis:
Total options exercised	337,128	297,533	1,333
Total proceeds received	$329,041	$265,923	$920

Cashless basis:
Total options exercised	256,955	250,394	361,950
Net issuance of common stock	162,884	173,691	119,104

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

In December 2011, the Company issued 925,736 shares of common stock to Color Broadband as part of the consideration paid for the acquisition. The fair value of the common stock issued was $2,286,567. In May 2012, the Company reduced the number of shares of common stock issued to Color Broadband by 98,506 as a result of an adjustment to the purchase price. In addition, 45,600 shares of common stock were returned to the Company principally representing accounts receivable collections retained by Color Broadband during the post-closing transition services period. The reduction of common stock had a fair value of $403,366.

Note 9. Stock Option Plans

In January 2007, the Company adopted the 2007 Equity Compensation Plan (the ‘‘2007 Plan’’) which provides for the issuance of options, stock appreciation rights, restricted stock, restricted stock units, bonus shares and dividend equivalents to officers and other employees, consultants and directors of the Company. The total number of shares of common stock issuable under the 2007 Plan is 2,403,922. A total of 2,309,607 stock options or common stock has been issued under the 2007 Plan as of December 31, 2012.

In May 2007, the Board of Directors approved adoption of the 2007 Incentive Stock Plan which provides for the issuance of up to 2,500,000 shares of common stock in the form of options or restricted stock (the ‘‘2007 Incentive Stock Plan’’). The 2007 Incentive Stock Plan was approved by the Company’s stockholders in May 2007. Shareholders approved an increase in the number of authorized shares of common stock issuable under the 2007 Incentive Stock Plan from 2,500,000 to 5,000,000 in November 2012. A total of 2,112,542 stock options, common stock or restricted stock has been issued under the 2007 Incentive Stock Plan as of December 31, 2012.

Options granted under both the 2007 Plan and the 2007 Incentive Plan have terms up to ten years and are exercisable at a price per share not less than the fair value of the underlying common stock on the date of grant. The total number of shares of common stock that remain available for issuance as of December 31, 2012 under the 2007 Plan and the 2007 Incentive Stock Plan combined is 2,981,773 shares.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In August 2008, the Company’s stockholders approved adoption of the 2008 Non-Employee Directors Compensation Plan (the “2008 Directors Plan”). Under the 2008 Directors Plan, an aggregate of 1,000,000 shares have been reserved for issuance. As of December 31, 2012, 800,000 stock options or common stock have been issued under this plan. Options granted under the 2008 Directors Plan have terms of up to ten years and are exercisable at a price per share equal to the fair value of the underlying common stock on the date of grant.

The Company uses the Black-Scholes valuation model to value options granted to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $1,532,282, $951,850, and $649,502 for the years ended December 31, 2012, 2011, and 2010, respectively. Stock-based compensation is included in general and administrative expenses in the accompanying consolidated statements of operations.

The unamortized amount of stock options expense was $1,649,754 as of December 31, 2012 which will be recognized over a weighted-average period of 2.1 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2012	2011	2010

Risk-free interest rate	0.6%- 1.0%	1.6%- 2.1%	1.0% - 3.3%
Expected volatility	65% - 74%	50% - 58%	73%
Expected life (in years)	5.0–5.3	5.3–6.4	2.5 – 6.1
Expected dividend yield	0%	0%	0%

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

During the first quarter of 2011, the Company issued 90,000 shares of restricted stock to two executives. The fair value of $354,600 was based on the closing market price of the Company’s common stock on the date of grant. The restricted stock vests over a three year period, of which 30,000 shares were vested as of December 31, 2012. Stock-based compensation for restricted stock totaled $108,350 and $118,200 for the year ended December 31, 2012 and 2011, respectively. Unrecognized compensation cost of $59,100 at December 31, 2012 will be recognized ratably through December 2014. As of December 31, 2012, 30,000 shares of restricted stock remain outstanding and 30,000 shares of restricted stock were forfeited due to the resignation of an executive in November 2012.

The Company recorded additional stock-based compensation related to the issuance of common stock to executive officers as a part of their bonus programs which totaled $17,250 for the year ended December 31, 2010. Total shares issued to executive officers were 9,225 for the year ended December 31, 2010. There were no shares of common stock issued to executive officers as part of their quarterly bonuses in 2011 or 2012.

In the third quarter of 2010, the Company recorded stock-based compensation related to the issuance of 66,075 shares of common stock to a third party for services rendered. The fair value of the common stock issued was $105,060.

Option transactions under the stock option plans during the years ended December 31, 2012, 2011 and 2010 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2010	3,738,638	$1.69
Granted during 2010	375,000	1.80
Exercised	(363,283)	1.37
Forfeited /expired	(43,470)	0.95
Outstanding as of December 31, 2010	3,706,885	$1.74
Granted during 2011	1,485,000	4.95
Exercised	(547,927)	1.04
Forfeited /expired	(8,334)	0.68
Outstanding as of December 31, 2011	4,635,624	$2.85
Granted during 2012	250,000	3.62
Exercised	(594,083)	1.19
Forfeited /expired	(375,496)	6.04
Outstanding as of December 31, 2012	3,916,045	$2.85

Grants under the stock option plans were as follows:

	For the Years Ended December 31,
	2012	2011	2010

Annual grants to outside directors	200,000	200,000	200,000
Performance based grants to executives	-	745,000	-
Employee grants	-	540,000	175,000
Non-employee grant	50,000	-	-
Total	250,000	1,485,000	375,000

All options granted during the period from 2010 to 2012 had a ten year term except for the 2010 grant to outside directors which had a five year term. All grants were issued at an exercise price equal to fair value on the date of grant. Director grants vest over a one year period from the date of issuance. Employee options vest over a four year period from the date of issuance. The non-employee grant was immediately vested upon issuance. Performance based grants vest over a two to three year period with vesting beginning upon attainment of specified performance targets.

Cancellations for the year ended December 31, 2012 included 281,746 options related to employee terminations, 18,750 options that were repurchased and 75,000 options that expired. The 18,750 options had a fair value of $34,985. Cancellations for the years ended December 31, 2011 and 2010 related to employee terminations.

The weighted-average fair values of the options granted during 2012 and 2011 were $2.16 and $2.61, respectively. Outstanding options of 3,916,045 as of December 31, 2012 had exercise prices that ranged from $0.68 to $7.05 and had a weighted-average remaining contractual life of 5.6 years. Exercisable options of 3,043,616 as of December 31, 2012 had exercise prices that ranged from $0.68 to $7.05 and had a weighted-average remaining contractual life of 4.8 years.

 The intrinsic value of outstanding and exercisable options totaled $4,202,624 and $4,113,748, respectively, as of December 31, 2012. The intrinsic value is calculated as the difference between the closing price of the Company’s common stock at December 31, 2012, which was $3.25 per share, and the exercise price of the options.

The number of shares issuable upon the exercise of outstanding options, and the proceeds upon the exercise of such options, will be lower if an option holder elects to exercise on a cashless basis.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 10. Employee Benefit Programs

The Company has established a 401(k) retirement plan (“401(k) plan”) which covers all eligible employees who have attained the age of twenty-one and have completed 30 days of employment with the Company. The Company can elect to match up to a certain amount of employees’ contributions to the 401(k) plan. No employer contributions were made during the years ended December 31, 2012, 2011 and 2010.

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum of 200,000 shares of common stock can be issued under the ESPP Plan. The first issuance under the ESPP Plan occurred on June 30, 2011. During the years ended December 31, 2012, and 2011, a total of 28,723 and 26,632 shares were issued under the ESPP Plan with a fair value of $117,251 and $73,376, respectively. The Company recognized $17,568 and $10,992 of stock-based compensation related to the 15% discount for the years ended December 31, 2012 and 2011, respectively.

Note 11. Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
	2012	2011	2010
Current
Federal	$-	$-	$-
State	-	-	-
Total current	-	-	-
Deferred
Federal	(7,017,749)	(2,359,649)	(1,922,412)
State	(1,238,426)	(416,408)	(339,251)
Change in valuation allowance	8,382,431	2,894,075	2,261,663
Total deferred	126,256	118,018	-
Provision for income taxes	$126,256	$118,018	$-

The provision for income taxes using the statutory Federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	Years Ended December 31,
	2012	2011	2010
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes	(6.0)%	(6.0)%	(6.0)%
Permanent differences	0.2%	0.4%	(0.4)%
Valuation allowance	40.4%	41.3%	40.4%
Effective tax rate	0.6%	1.7%	0.0%

The Company files income tax returns for Towerstream Corporation and its subsidiaries in the U. S. federal and various state jurisdictions.  As of December 31, 2012, the tax returns for Towerstream Corporation for the years 2009 through 2012 remain open to examination by the Internal Revenue Service and various state authorities.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	Years Ended December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$23,944,956	$16,114,362
Stock-based compensation	1,444,084	1,061,290
Intangible assets	1,801,894	645,305
Allowance for doubtful accounts	76,044	105,010
Other	213,658	31,258
Total deferred tax assets	27,480,636	17,957,225
Valuation allowance	(24,263,237)	(15,880,805)
Deferred tax assets, net of valuation allowance	3,217,399	2,076,420

Deferred tax liabilities
Depreciation	(3,217,399)	(2,076,420)
Intangible assets	(244,274)	(118,018)
Total deferred tax liabilities	(3,461,673)	(2,194,438)
Net deferred tax liabilities	$(244,274)	$(118,018)

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

As of December 31, 2012 and 2011, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses. No interest and penalties were recorded during the years ended December 31, 2012, 2011, and 2010.

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

As of December 31, 2012, 2011 and 2010, the Company had approximately $59,862,000, $40,286,000 and $32,235,000, respectively, of federal and state NOL carryovers. Federal NOLs will begin expiring in 2027. State NOLs began expiring in 2012.

Valuation Allowance

In assessing the realizability of deferred tax assets, the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, the Company is allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. A full valuation allowance has been recorded for the deferred tax asset balance as of December 31, 2012 and 2011. The change in valuation allowance was $8,382,431 and $2,894,075, respectively for the years ended December 31, 2012 and 2011.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 12.    Stock Warrants

Warrant transactions during the years ended December 31, 2012 and 2011 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of January 1, 2010	4,332,310	$4.61
Granted during 2010	-	-
Exercised	-	-
Forfeited/expired	-	-
Outstanding as of December 31, 2010	4,332,310	$4.61
Granted during 2011	450,000	5.00
Exercised	(6,000)	4.50
Forfeited /expired	-	-
Outstanding as of December 31, 2011	4,776,310	$4.65
Granted during 2012	-	-
Exercised	-	-
Forfeited /expired	(4,326,310)	4.61
Outstanding as of December 31, 2012	450,000	$5.00

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In July 2011, the Company issued 450,000 warrants to purchase shares of its common stock at an exercise price of $5.00 per share under its July 2011 underwritten offering. These warrants became exercisable in July 2012 and expire in July 2016.

During the year ended December 31, 2011, 6,000 warrants were exercised which resulted in proceeds of $27,000. There were no warrants exercised in 2012.

A total of 4,026,310 warrants exercisable at prices ranging from $4.00 to $6.00 expired in January 2012 and an additional 300,000 warrants with an exercise price of $4.00 expired in June 2012.

As of December 31, 2012, there were 450,000 warrants exercisable at $5.00 with a remaining contractual life of 3.5 years.

There was no intrinsic value associated with the warrants outstanding and exercisable as of December 31, 2012. The intrinsic value is calculated as the difference between the closing price of the Company’s common stock at December 31, 2012, which was $3.25 per share, and the exercise price of the warrants.

The number of shares issuable upon the exercise of a warrant will be lower if a holder exercises on a cashless basis.

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

Cash and cash equivalents were carried at fair value and measured as follows:

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2012	$15,152,226	$15,152,226	$-	$-
December 31, 2011	$44,672,587	$44,672,587	$-	$-

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the year ended December 31, 2012.

Note 14.    Commitments

Operating Lease Obligations.    The Company has entered into operating leases related to roof rights, towers, office space and equipment leases under various non-cancelable agreements expiring through January 2023.

As of December 31, 2012, total future operating lease obligations were as follows:

Years Ending December 31,
2013	$15,205,446
2014	13,856,549
2015	12,842,334
2016	11,711,817
2017	6,428,609
Thereafter	1,100,810
$61,145,565

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Rent expense for the years ended December 31, 2012, 2011and 2010 totaled approximately $12,020,000, $5,566,000 and $3,280,000, respectively.

In March 2007, the Company entered into a lease agreement for its corporate offices (the “Original Space”). In August 2007, the Company signed a lease amendment adding approximately 25,000 square feet (the “Additional Space”) and extending the lease term. The new lease term commenced in October 2007 and terminates six years from the date of commencement with an option to renew for an additional five-year term. The Company’s annual rent payments totaled approximately $570,000 in 2012 and will total approximately $49,000 a month through the end of the lease. Our lease expires on December 31, 2013 with an option to renew for an additional five-year term. We do not own any real property.

The landlord provided the Company with certain incentives as an inducement to enter the lease agreements. These incentives included (i) an allowance of $163,330 for leasehold improvements on the Original Space, (ii) an allowance of $200,000 for leasehold improvements on the Additional Space, and (iii) an initial six-month rent-free period on half of the Additional Space. Leasehold improvements funded by the landlord have been (i) capitalized and are being amortized over the remaining lease term and (ii) recognized as deferred rent and amortized ratably over the term of the lease. The economic value of the rent-free period is also recognized as deferred rent and amortized ratably over the term of the lease. The current balance totaled $86,820 at December 31, 2012. There was no long-term balance at December 31, 2012.

Capital Lease Obligations. We have entered into capital leases to acquire network, rooftop tower site and customer premise equipment expiring through December 2017. In December 2011, we entered into an agreement with Cisco Capital to acquire equipment related to our information technology infrastructure. The total lease obligation is approximately $2,100,000, of which the first lease for approximately $1,400,000 commenced in the second quarter of 2012. The second lease obligation of approximately $700,000 is expected to commence in the first quarter of 2013. We received approximately $555,000 of the leased equipment under the second lease in 2012 and have recorded the asset and liability obligation on this equipment. The remaining equipment under the second lease was not received in 2012 and is reflected as a reconciling item in the table below. These leases will be paid in various installments over a 60 month period from their respective commencement dates.

As of December 31, 2012, total future capital lease obligations were as follows:

Years Ending December 31,
2013	$905,909
2014	969,128
2015	884,556
2016	651,615
2017	387,517
Thereafter	-
$3,798,725
Less: Obligations not commenced as of December 31, 2012	162,333
Less: Interest expense	473,631
Total capital lease obligations	$3,162,761
Current	$775,087
Long-Term	$2,387,674

Other. In December 2011, we entered into a one year information technology infrastructure support agreement. The agreement became effective at the end of the first quarter of 2012. The monthly payments are approximately $43,000 and will be paid through the first quarter of 2013.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 15. Quarterly Financial Information (unaudited)

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$4,244,217	$4,868,539	$5,080,650	$5,452,487
Operating Expenses	5,795,819	6,553,974	6,489,388	6,855,155
Operating Loss	(1,551,602)	(1,685,435)	(1,408,738)	(1,402,668)
Net Loss	(1,531,773)	(1,306,532)	(1,387,154)	(1,377,548)
Net Loss per common share – basic and diluted	(0.04)	(0.04)	(0.04)	(0.04)
Weighted average number of shares outstanding – basic and diluted	34,668,162	34,914,818	35,004,822	37,890,751

	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$5,953,013	$6,581,059	$6,775,892	$7,184,773
Operating Expenses	7,466,710	8,438,318	9,404,962	10,349,275
Operating Loss	(1,513,697)	(1,857,259)	(2,629,070)	(3,164,502)
Net Loss	(1,512,584)	(812,396)	(2,620,411)	(2,079,716)
Net Loss per common share – basic and diluted	(0.04)	(0.02)	(0.05)	(0.04)
Weighted average number of shares outstanding – basic and diluted	42,209,682	42,638,966	51,599,165	53,579,906

	Three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$7,819,059	$8,103,321	$8,127,507	$8,229,543
Operating Expenses	12,189,123	12,817,112	13,507,490	14,511,371
Operating Loss	(4,370,064)	(4,713,791)	(5,379,983)	(6,281,828)
Net Loss	(4,380,132)	(4,758,659)	(5,408,234)	(6,442,550)
Net Loss per common share – basic and diluted	(0.08)	(0.09)	(0.10)	(0.12)
Weighted average number of shares outstanding – basic and diluted	54,312,066	54,369,177	54,403,237	54,648,241

Quarterly results for 2011 reflect the purchase price adjustment for the One Velocity acquisition.

Note 16. Subsequent Events

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”).   The Company plans to transfer certain assets to Hetnets to support the operation of a shared wireless infrastructure business.  Hetnets plans to generate rental income from four separate sources including (i) rental of space on street level rooftops for the installation of customer owned Small Cells which includes Wi-Fi antennae, DAS, and Metro and Pico cells, (ii) rental of a channel on Hetnets’ Wi-Fi network for the offloading of mobile data, (iii) rental of cabinets, switch ports, interconnection services, including backhaul or transport, and (iv) rental of power and power backup.

The Company has determined that Hetnets represents a new business segment.  Beginning in 2013, the Company will provide segment financial reporting for two business segments which will be referred to as (i) Fixed Wireless Services, and (ii) Shared Wireless Infrastructure.

In February 2013, the Company completed its acquisition of Delos which is based in Houston, Texas and became the Company's 13th market nationally. The Company paid consideration consisting of $225,000 in cash and 433,673 shares of common stock.

In February 2013, the Company completed an underwritten offering under which it raised gross proceeds of $30,000,000 in connection with the sale of 10,000,000 shares at $3.00 per share. In March 2013, the Company raised additional gross proceeds of $3,000,000 in connection with the sale of 1,000,000 shares at $3.00 per share as a result of the exercise by the underwriters of their over-allotment option.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the

Board of Directors and Shareholders of

Towerstream Corporation

We have audited Towerstream Corporation's (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Towerstream Corporation maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011 and 2010 of the Company and our report dated March 18, 2012 expressed an unqualified opinion on those financial statements.

/s/ Marcum LLP

Marcum llp

New York, NY

March 18, 2013

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

Name	Age	Position
Jeffrey M. Thompson	48	President, Chief Executive Officer and Director
Philip Urso	53	Chairman of the Board of Directors
Joseph P. Hernon	53	Chief Financial Officer
Howard L. Haronian, M.D.(1)(2)(3)	51	Director
Paul Koehler(1)(3)	53	Director
William J. Bush(1)(2)	47	Director

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

Philip Urso co-founded Towerstream I, Inc. in December 1999 with Jeffrey M. Thompson. Mr. Urso has served as a director and chairman since inception and as chief executive officer from inception until November 2005. Since becoming a public entity in January 2007, Mr. Urso has been our chairman and a director. In 1995, Mr. Urso co-founded eFortress and served as its president through 1999. From 1983 until 1997, Mr. Urso owned and operated a group of radio stations. In addition, Mr. Urso co-founded the regional cell-tower company, MCF Communications, Inc. Mr. Urso was appointed to the Board due to his significant experience in the wireless broadband and tower industries, his familiarity with the Company, as well as his extensive business management expertise.

Joseph P. Hernon has been our chief financial officer, principal financial officer and principal accounting officer since joining Towerstream Corporation in May 2008. From November 2007 until May 2008, Mr. Hernon was a financial consultant to a high technology company. From November 2005 until October 2007, Mr. Hernon served as the chief financial officer of Aqua Bounty Technologies Inc., a biotechnology company dedicated to the improvement of productivity in the aquaculture industry. From August 1996 until October 2005, Mr. Hernon served as vice president, chief financial officer and secretary of Boston Life Sciences Inc., a biotechnology company focused on developing therapeutics and diagnostics for central nervous system diseases. From January 1987 until August 1996, Mr. Hernon held various positions while employed at PriceWaterhouseCoopers LLP, an international accounting firm. Mr. Hernon is a certified public accountant and holds a B.S. degree in Business Administration from the University of Lowell, Massachusetts and a M.S. degree in Accounting from Bentley College in Waltham, MA.

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

Paul Koehler has been a director since January 2007. Mr. Koehler has served as vice president of corporate development of Pacific Ethanol, Inc. (NasdaqGM: PEIX) since June 2005. Mr. Koehler has over twenty-five years of experience in the power and renewable fuels industries and in marketing, trading and project development. Prior to working for Pacific Ethanol Inc., from 2001 to 2005, Mr. Koehler developed wind power projects for PPM Energy Inc., a wind power producer and marketer. Mr. Koehler was president and co-founder of Kinergy LLC, a consulting firm focused on renewable energy, project development and risk management from 1993 to 2003. During the 1990s, Mr. Koehler worked for Portland General Electric Company and Enron Corp. in power marketing and energy trading. Mr. Koehler holds a B.A. degree from the Honors College at the University of Oregon. Mr. Koehler currently serves on the board of directors of Oregon College of Art and Craft Foundation since 2011. Mr. Koehler also served on the board of directors of Oregon College of Art and Craft, a private art college from 1998 to 2007 and again from 2009 to 2012. Mr. Koehler was appointed to the Board due to his experience as an executive at other public companies and as a director of other organizations.

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

Compensation of Directors

The following table summarizes the compensation awarded during the fiscal year ended December 31, 2012 to our directors who are not named executive officers in the summary compensation table below:

Name	Fees Earned or Paid in Cash	Option Awards (1)(2)	Total
Philip Urso	$60,000	$107,510	$167,510
Howard L. Haronian, M.D.	$55,000	$107,510	$162,510
Paul Koehler	$50,000	$107,510	$157,510
William J. Bush	$55,000	$107,510	$162,510

(1)	Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. Our policy and assumptions made in the valuation of share-based payments are contained in Note 9 to our December 31, 2012 financial statements included in the Original Filing.

(2)	Option awards relate to the issuance in 2012 of options to purchase 50,000 shares each for Messrs. Urso, Koehler and Bush, and Dr. Haronian.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the year ended December 31, 2012, except that Joseph P. Hernon, our Chief Financial Officer, failed by one day to timely file a Form 4 reporting the exercise of stock options to purchase shares of our common stock on September 25, 2012.

Code of Ethics and Business Conduct

Our Board has adopted a code of ethics and business conduct that establishes the standards of ethical conduct applicable to all directors, officers and employees of Towerstream Corporation. The code of ethics and business conduct addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures, and internal control over financial reporting, corporate opportunities and confidentiality requirements. The Audit Committee is responsible for applying and interpreting our code of ethics and business conduct in situations where questions are presented to it. There were no amendments or waivers to our code of ethics and business conduct in fiscal year 2012. Our code of ethics and business conduct is available for review on our website at www.towerstream.com. We will provide a copy of our code of ethics and business conduct free of charge to any person who requests a copy. Requests should be directed by e-mail to Joseph P. Hernon, our Chief Financial Officer, at jhernon@towerstream.com, by mail to Towerstream Corporation, 55 Hammarlund Way, Middletown, Rhode Island 02842, or by telephone at (401) 848-5848.

Item 11. Executive Compensation.

Compensation Committee Report

Under the rules of the Securities and Exchange Commission (“SEC”), this Compensation Committee Report is not deemed to be incorporated by reference by any general statement incorporating this Annual Report by reference into any filings with the SEC.

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on this review and these discussions, the Compensation Committee recommended to the Board of Directors that the following Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Compensation Committee
Howard L. Haronian, M.D., Chairman

William J. Bush

Compensation Discussion and Analysis

 The following discussion and analysis of compensation arrangements of our named executive officers for 2012 should be read together with the compensation tables and related disclosures set forth below.

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

Base Salary. Salaries for our executive officers are initially set based on negotiation with individual executive officers at the time of recruitment and with reference to salaries for comparable positions in the industry for individuals of similar education and background to the executive officers being recruited. We also consider the individual’s experience, reputation in his industry and expected contributions to the Company. Base salary is continuously evaluated by competitive pay and individual job performance. In each case, we take into account the results achieved by the executive, his future potential, scope of responsibilities and experience, and competitive salary practices. At times our executive officers have elected to take less than market salaries.  These salaries were subject to increases to base salary that is comparable with his role and responsibilities when compared to companies of comparable size in similar locations.

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

2012 Bonus Payments

Mr. Thompson. Mr. Thompson was awarded bonus payments of an aggregate of $255,389 in recognition of services performed during 2012. The bonus payments of $255,389 constituting approximately 77% of Mr. Thompson’s salary, were awarded in part on a discretionary basis by our Compensation Committee and in part pursuant to our success in meeting certain performance-related targets consisting of revenue, EBITDA and the number of hotzones installed. The 77% payout ratio slightly exceeds the stated plan ratio of 75% established by the Compensation Committee. Certain performance related goals were exceeded by more than 100% resulting in slightly higher payouts than the stated dollar amounts. Bonus payments are calculated quarterly and all payments were approved by the Compensation Committee.

Mr. Hernon. Mr. Hernon was awarded bonus payments of an aggregate of $153,836 in recognition of services performed during 2012. The bonus payments of $153,836, constituting approximately 62% of Mr. Hernon’s salary, were awarded in part on a discretionary basis by our Compensation Committee and in part pursuant to our success in meeting certain performance-related targets consisting of revenue and EBITDA. The 62% payout ratio slightly exceeds the stated offer letter ratio of 58% established by the Board. Certain performance related goals were exceeded by more than 100% resulting in slightly higher payouts than the stated dollar amounts. Bonus payments are calculated quarterly and all payments were approved by the Compensation Committee.

Mr. Yarbrough. Mr. Yarbrough was awarded bonus payments of an aggregate of $76,805 in recognition of services performed during 2012, constituting approximately 34% of Mr. Yarbrough’s salary. Mr. Yarbrough’s bonus payments were awarded pursuant to our success in meeting certain performance-related targets consisting of revenue, EBITDA and the number of hotzones installed.

See “Employment Agreements and Change-in-Control Agreements” below for a discussion of our employment agreement with Mr. Thompson and our employment arrangement with Messr. Hernon.

Compensation Risk Management

We have considered the risk associated with our compensation policies and practices for all employees, and we believe we have designed our compensation policies and practices in a manner that does not create incentives that could lead to excessive risk taking that would have a material adverse effect on us.

Summary Compensation Table

The following table summarizes the annual and long-term compensation paid to our chief executive officer and our other most highly compensated executive officer who was serving at the end of 2012, and one of the most highly compensated executive officer who served during 2012, whom we refer to collectively in this Annual Report on Form 10-K as the “named executive officers”:

Name and Principal Position	Year	Salary	Bonus		Option Awards(1)		Restricted Stock Awards(1)		Total
Jeffrey M. Thompson	2012	$330,000	$255,389	(2)	$-		$-		$585,389
President and Chief Executive	2011	$301,904	$245,156	(3)	$1,135,308	(4)	$-		$1,682,368
Officer	2010	$250,227	$205,931	(5)	$-		$-		$456,158

Joseph P. Hernon	2012	$243,750	$153,836	(6)	$-		$-		$397,586
Chief Financial Officer	2011	$226,063	$115,738	(7)	$669,491	(8)	$177,300	(9)	$1,188,592
	2010	$198,188	$131,168	(10)	$-		$-		$329,356

Melvin L. Yarbrough, Jr.	2012	$222,917	$76,805	(12)	$-		$-		$299,722
Chief Operating Officer (11)	2011	$226,063	$113,066	(13)	$894,497	(14)	$177,300	(9)	$1,410,926
	2010	$198,188	$125,473	(15)	$-		$-		$323,661

(1)	Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. Our policy and assumptions made in the valuation of share-based payments are contained in Note 9 to our December 31, 2012 financial statements.

(2)	Mr. Thompson was awarded $155,616 in 2012 in recognition of services performed during 2011. Approximately $100,000 is expected to be awarded in 2013 in recognition of services performed in 2012.

(3)	Mr. Thompson was awarded $184,688 in 2011 in recognition of services performed during 2011 and Mr. Thompson was awarded $60,468 in April 2012 in recognition of services performed in 2011.

(4)	On June 24, 2011, Mr. Thompson received a ten-year option to purchase 100,000 shares of our common stock at an exercise price of $4.94 per share in recognition of services performed during 2011, with one-third of the options vesting on June 24, 2012 and the remaining options vesting in quarterly installments over the subsequent two years.

On July 7, 2011, Mr. Thompson was granted a ten-year option to purchase 132,000 shares of our common stock at an exercise price of $5.25 per share. These options were granted in six tranches of 22,000 options. The tranches begin vesting sequentially based on the closing of the next six acquisitions by the Company. The vesting of each tranche begins only when an acquisition is completed for that respective tranche. Each tranche vests on a quarterly basis over the two year period following the date on which each respective acquisition is completed.

The first tranche began vesting on December 2, 2011 when the Company completed the acquisition of Color Broadband, and will vest in quarterly installments over a two year period.

On July 7, 2011, Mr. Thompson was granted a ten-year option to purchase 175,000 shares of our common stock at an exercise price of $5.25 per share. These options were granted in six tranches and each tranche begins vesting sequentially based on the execution of the next six backhaul contracts executed by the Company. The vesting of each tranche begins only when a backhaul contract is executed for that respective tranche. The first tranche was for 50,000 options and the remaining five tranches were for 25,000 options each. Each tranche vests on a quarterly basis over the two year period following the date on which each respective backhaul contract is executed.

The first tranche of 50,000 options began vesting on March 29, 2012 when the Company executed a backhaul contract with a national wireless carrier. In May 2012, Mr. Thompson exercised a right to exchange 25%, or 12,500, of the 50,000 options for a cash payment of $34,969 which equaled the fair value of the 12,500 options on the grant date, as calculated in accordance with the Black-Scholes valuation model. The remaining 37,500 options will continue to vest ratably on a quarterly basis through March 2014.

The second tranche of 25,000 options began vesting on April 30, 2012 when the Company executed its second backhaul contract with a national wireless carrier. In May 2012, Mr. Thompson exercised a right to exchange 25%, or 6,250, of the 25,000 options for a cash payment of $17,647 which equaled the fair value of the 6,250 options on the grant date, as calculated in accordance with the Black-Scholes valuation model. The remaining 18,750 options will continue to vest ratably on a quarterly basis through April 2014.

(5)	Mr. Thompson was awarded $126,803 in 2010 in recognition of services performed during 2010 and Mr. Thompson was awarded $79,128 in February 2011 in recognition of services performed in 2010.

(6)	Mr. Hernon was awarded $95,383 in 2012 in recognition of services performed in 2012. Approximately $59,000 is expected to be awarded in 2013 in recognition of services performed in 2012.

(7)	Mr. Hernon was awarded $58,725 in 2011 in recognition of services performed during 2011 and Mr. Hernon was awarded $25,000 in January 2012 and $32,013 in April 2012 in recognition of services performed in 2011.

(8)	On June 24, 2011, Mr. Hernon received a ten-year option to purchase 60,000 shares of our common stock at an exercise price of $4.94 per share in recognition of services performed during 2011, with one-third of the options vesting on June 24, 2012 and the remaining options vesting in quarterly installments over the subsequent two years.

On July 7, 2011, Mr. Hernon was granted a ten-year option to purchase 96,000 shares of our common stock at an exercise price of $5.25 per share. These options were granted in six tranches of 16,000 options. The tranches begin vesting sequentially based on the closing of the next six acquisitions by the Company. The vesting of each tranche begins only when an acquisition is completed for that respective tranche. Each tranche vests one-third on the one year anniversary of the closing of the acquisition with the remaining two-thirds vesting ratably on a quarterly basis over the following two years.

The first tranche began vesting on December 2, 2011 when the Company completed the acquisition of Color Broadband. One-third of the first tranche will vest on the one year anniversary (December 2, 2012) with the remaining two-thirds vesting ratably on a quarterly basis over the following two years (through December 2, 2014).

On July 7, 2011, Mr. Hernon was granted a ten-year option to purchase 82,500 shares of our common stock at an exercise price of $5.25 per share. These options were granted in six tranches and each tranche begins vesting sequentially based on the execution of the next six backhaul contracts executed by the Company. The vesting of each tranche begins only when a backhaul contract is executed for that respective tranche. The first tranche was for 20,000 options and the remaining five tranches were for 12,500 options each. Each tranche vests on a quarterly basis over the two year period following the date on which each respective backhaul contract is executed.

The first tranche of 20,000 options began vesting on March 29, 2012 when the Company executed a backhaul contract with a national wireless carrier. The second tranche of 12,500 options began vesting on April 30, 2012 when the Company executed its second backhaul contract with a national wireless carrier.

(9)	Represents a restricted stock award of 45,000 shares of common stock granted on January 3, 2011, which vests as to one-third of the shares subject to the restricted stock award annually, commencing January 3, 2012.

(10)	Mr. Hernon was awarded $81,477 in 2010 in recognition of services performed during 2010 and Mr. Hernon was awarded $49,691 in February 2011 in recognition of services performed in 2010.

(11)	Mr. Yarbrough resigned from the Company on November 30, 2012.

(12)	Mr. Yarbrough was awarded $76,805 in 2012 in recognition of services performed in 2012.

(13)	Mr. Yarbrough was awarded $77,995 in 2011 in recognition of services performed during 2011 and Mr. Yarbrough was awarded $35,071 in April 2012 in recognition of services performed in 2011.

(14)	On June 24, 2011, Mr. Yarbrough received a ten-year option to purchase 60,000 shares of our common stock at an exercise price of $4.94 per share in recognition of services performed during 2011, with one-third of the options vesting on June 24, 2012 and the remaining options vesting in quarterly installments over the subsequent two years.

On July 7, 2011, Mr. Yarbrough was granted a ten-year option to purchase 72,000 shares of our common stock at an exercise price of $5.25 per share. These options were granted in six tranches of 12,000 options. The tranches begin vesting sequentially based on the closing of the next six acquisitions by the Company. A portion of the grant associated with each acquisition may be forfeited based on how many acquired customers have been retained as of the six month date following the closing of each respective acquisition. The vesting of each tranche begins only when an acquisition is completed for that respective tranche. Each tranche vests one-eighth on the nine month anniversary of the closing of the acquisition with the remaining seven-eighth vesting ratably on a quarterly basis over the following seven quarters.

The first tranche began vesting on December 2, 2011 when the Company completed the acquisition of Color Broadband. One-eighth of the first tranche will vest on the nine month anniversary (September 2, 2012) with the remaining seven-eighths vesting ratably on a quarterly basis through June 2, 2014.

On July 7, 2011, Mr. Yarbrough was granted a ten-year option to purchase 187,500 shares of our common stock at an exercise price of $5.25 per share. These options were granted in six tranches and each tranche begins vesting sequentially based on the execution of the next six backhaul contracts executed by the Company. The vesting of each tranche begins only when a backhaul contract is executed for that respective tranche. The first tranche was for 100,000 options and the remaining five tranches were for 17,500 options each. Each tranche vests on a quarterly basis over the two year period following the date on which each respective backhaul contract is executed.

The first tranche of 100,000 options began vesting on March 29, 2012 when the Company executed a backhaul contract with a national wireless carrier. The second tranche of 17,500 options began vesting on April 30, 2012 when the Company executed its second backhaul contract with a national wireless carrier.

(15)	Mr. Yarbrough was awarded $77,409 in 2010 in recognition of services performed during 2010 and Mr. Yarbrough was awarded $48,064 in February 2011 in recognition of services performed in 2010.

Grants of Plan-Based Awards

There were no stock option or restricted stock awards granted to our named executive officers during the year ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards to our named executive officers as of December 31, 2012:

	Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Jeffrey M. Thompson	140,000	(1)	–		$0.78	2/27/13
	175,193	(2)	–		$1.14	12/14/14
	175,193	(3)	–		$1.43	4/28/15
	12,010	(4)	–		$2.00	12/2/17
	11,032	(5)	–		$2.00	3/2/18
	75,000	(6)	–		$0.69	12/30/18
	18,406	(7)	–		$0.77	3/30/19
	125,000	(8)	–		$0.78	5/5/19
	50,001		49,999	(9)	$4.94	6/23/21
	11,000		121,000	(10)	$5.25	7/6/21
	18,752		137,498	(11)	$5.25	7/6/21

Joseph P. Hernon	113,426	(12)	–		$1.45	6/1/18
	31,665	(8)	–		$0.78	5/5/19
	30,000		30,000	(9)	$4.94	6/23/21
	5,334		90,666	(13)	$5.25	7/6/21
	10,626		71,874	(14)	$5.25	7/6/21

(1)	Such option vested as to one-third of the shares subject to the option annually, commencing February 28, 2004.

(2)	Such option was fully vested and exercisable on December 15, 2004, the date of grant.

(3)	Such option was fully vested and exercisable on April 29, 2005, the date of grant.

(4)	Such option was fully vested and exercisable on December 3, 2007, the date of grant.

(5)	Such option vests as to one-third of the shares subject to the option annually, commencing March 3, 2009.

(6)	Such option vests as to one-third of the shares subject to the option annually, commencing December 31, 2009.

(7)	Such option was fully vested and exercisable on March 31, 2009, the date of grant.

(8)	Such option vested in equal quarterly installments over an 18 month period commencing August 6, 2009.

(9)	Such option vests with one-third of the shares on June 24, 2012 and the remaining options vesting in quarterly installments ratably over the subsequent two years.

(10)	Such option was granted in six tranches of 22,000 and each tranche begins vesting sequentially based on the closing of the next six acquisitions by the Company. The first tranche began vesting on December 2, 2011 when the Company completed the acquisition of Color Broadband, and will vest in quarterly installments over a two year period. The remaining five tranches will vest in the same manner based on when the remaining five acquisitions are completed. The vesting of the remaining five tranches will begin only when the Company completes each subsequent acquisition.

(11)	Such option was granted in six tranches and each tranche begins vesting sequentially based on the execution of the next six backhaul contracts executed by the Company. The vesting of each tranche begins only when a backhaul contract is executed for that respective tranche. The first tranche was for 50,000 options and the remaining five tranches were for 25,000 options each. Each tranche vests on a quarterly basis over the two year period following the date on which each respective backhaul contract is executed.

The first tranche of 50,000 options began vesting on March 29, 2012 when the Company executed a backhaul contract with a national wireless carrier. In May 2012, Mr. Thompson exercised a right to exchange 25%, or 12,500, of the 50,000 options for a cash payment of $34,969 which equaled the fair value of the 12,500 options on the grant date, as calculated in accordance with the Black-Scholes valuation model. The remaining 37,500 options will continue to vest ratably on a quarterly basis through March 2014.

The second tranche of 25,000 options began vesting on April 30, 2012 when the Company executed its second backhaul contract with a national wireless carrier. In May 2012, Mr. Thompson exercised a right to exchange 25%, or 6,250, of the 25,000 options for a cash payment of $17,647 which equaled the fair value of the 6,250 options on the grant date, as calculated in accordance with the Black-Scholes valuation model. The remaining 18,750 options will continue to vest ratably on a quarterly basis through April 2014.

(12)	Such option vests as to one-third of the shares subject to the option annually, commencing June 2, 2009.

(13)	Such option was granted in six tranches of 16,000 options and each tranche begins vesting sequentially based on the closing of the next six acquisitions by the Company. The first tranche began vesting on December 2, 2011 when the Company completed the acquisition of Color Broadband. One-third of the first tranche will vest on the one year anniversary (December 2, 2012) with the remaining two-thirds vesting ratably on a quarterly basis over the following two years (through December 2, 2014). The remaining five tranches will vest in the same manner based on when the remaining five acquisitions are completed. The vesting of the remaining five tranches will begin only when the Company completes each subsequent acquisition.

(14)	Such option was granted in six tranches and each tranche begins vesting sequentially based on the execution of the next six backhaul contracts executed by the Company. The vesting of each tranche begins only when a backhaul contract is executed for that respective tranche. The first tranche was for 20,000 options and the remaining five tranches were for 12,500 options each. Each tranche vests on a quarterly basis over the two year period following the date on which each respective backhaul contract is executed.

The first tranche of 20,000 options began vesting on March 29, 2012 when the Company executed a backhaul contract with a national wireless carrier.  The second tranche of 12,500 options began vesting on April 30, 2012 when the Company executed its second backhaul contract with a national wireless carrier.

Option Exercises and Stock Vested

The following table summarizes, with respect to our named executive officers, all options that were exercised during fiscal 2012:

	Option Awards		Restricted Stock
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Vested (#)	Value Realized on Vesting ($)

Jeffrey M. Thompson	140,309	$538,787

Joseph P. Hernon	25,000	$97,750
	8,334	$32,586
	35,000	$136,850
			15,000	$34,650

Melvin L. Yarbrough, Jr.	21,668	$61,754
	16,667	$47,501

			15,000	$34,650

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 14, 2013 by:

•	each person known by us to beneficially own more than 5% of our common stock (based solely on our review of SEC filings);
•	each of our directors;
•	each of our named executive officers listed in the section entitled “Summary Compensation Table” under Item 11. Executive Compensation; and

•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of, with respect to the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Towerstream Corporation, 55 Hammarlund Way, Middletown, Rhode Island 02842, unless otherwise indicated. As of March 14, 2013, there were 66,355,741 shares of our common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)

5% Stockholders:
FMR LLC (2)	5,821,162		8.8%
82 Devonshire Street
Boston, MA 02109

Directors and Named Executive Officers:
Philip Urso	1,749,449	(3)	2.6%
William J. Bush	263,334	(4)	*
Howard L. Haronian, M.D.	1,275,204	(5)	1.9%
Paul Koehler	205,834	(6)	*
Jeffrey M. Thompson	2,599,558	(7)	3.9%
Joseph P. Hernon	350,527	(8)	*
All directors and executive officers as a group (7 persons)	6,443,906	(3)(4)(5)(6)(7)(8)	9.4%

* Less than 1%.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 14, 2013. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Based on a Schedule 13G filed with the SEC on February 8, 2013. Includes 5,821,162 shares held by FMR LLC.

(3)	Includes 129,386 shares of common stock held by Mr. Urso’s minor children, for whom Mr. Urso and his former wife are the trustees, and 299,133 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days. Mr. Urso and his former wife disclaim beneficial ownership of the 129,386 shares held in trust.

(4)	Includes 258,334 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days. The remaining shares are held in trust for the benefit of the Bush family. Mr. Bush is a trustee of this trust. He disclaims beneficial ownership of such 5,000 shares.

(5)	Includes 10,000 shares of common stock held by Dr. Haronian’s wife, for which Dr. Haronian has an indirect interest in, and 270,873 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(6)	Includes 205,834 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.
(7)	Includes 692,047 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.
(8)	Includes 203,011 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

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

Director Independence

Each of Howard L. Haronian, M.D., Paul Koehler and William J. Bush are independent directors, as provided in NASDAQ Marketplace Rule 5605(a)(2).

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees that the Company accrued or paid to Marcum LLP for fiscal year 2012 and fiscal year 2011.

	2012	2011
Audit Fees(1)	$227,179	$236,287
Audit-Related Fees(2)	–	–
Tax Fees(3)	–	–
All Other Fees	–	–
Total	$227,179	$236,287

(1)	Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting, quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.

(2)	Audit-related fees relate to professional services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, including due diligence.

(3)	Tax fees relate to professional services rendered for tax compliance, tax advice and tax planning for the Company.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
2.1	Agreement of Merger and Plan of Reorganization, dated January 12, 2007, by and among University Girls Calendar, Ltd., Towerstream Acquisition, Inc. and Towerstream Corporation (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).
3.1	Certificate of Incorporation of University Girls Calendar, Ltd. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of University Girls Calendar, Ltd. filed with the Securities and Exchange Commission on January 5, 2007).
3.2	Certificate of Amendment to Certificate of Incorporation of University Girls Calendar, Ltd., changing the Company’s name to Towerstream Corporation (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on November 12, 2010).
3.4	By-Laws of Towerstream Corporation (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).
3.5	Amendment No. 1 to the By-Laws of Towerstream Corporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on August 30, 2007).
3.6	Amendment No. 1 to the Certificate of Incorporation of Towerstream Corporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on November 8, 2012).
4.1	Rights Agreement dated as of November 9, 2010 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on November 12, 2010).
10.1*	Towerstream Corporation 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).
10.2*	Form of 2007 Equity Compensation Plan Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).
10.3*	Form of 2007 Equity Compensation Plan Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).
10.4	Form of Directors and Officers Indemnification Agreement (Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 19, 2007).
10.5*	Towerstream Corporation 2007 Incentive Stock Plan (Incorporated by reference to Exhibit B to the Proxy Statement on Schedule 14A of Towerstream Corporation filed with the Securities and Exchange Commission on September 6, 2012).
10.6	Form of Placement Agent Agreement for June 2007 Offering (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form SB-2 (333-142032) of Towerstream Corporation filed with the Securities and Exchange Commission on April 11, 2007).
10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB-2 (333-142032) of Towerstream Corporation filed with the Securities and Exchange Commission on April 11, 2007).
10.8	Employment Agreement, dated December 21, 2007, between Towerstream Corporation and Jeffrey M. Thompson (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on December 31, 2007).
10.9	Office Lease Agreement dated March 21, 2007 between Tech 2, 3, & 4 LLC (Landlord) and Towerstream Corporation (Tenant) (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 18, 2009).
10.10	First Amendment to Office Lease dated August 8, 2007, amending Office Lease Agreement dated March, 21 2007 (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 18, 2009).
10.11**

2008 Non-Employee Directors Compensation Plan (Incorporated by reference to Exhibit B to the Proxy Statement on Schedule 14A of Towerstream Corporation filed with the Securities and Exchange Commission on September 14, 2010).

10.12**	Amendment to Employment Agreement of Jeffrey M. Thompson (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 2011).
10.13**	Amendment to Employment Agreement of Jeffrey M. Thompson (Incorporated by reference to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on January 13, 2012).
10.14**	2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A of Towerstream Corporation filed with the Securities and Exchange Commission on September 14, 2010).
14.1	Code of Ethics and Business Conduct. (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 17, 2011).
21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 on Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 17, 2009).
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer.

* Management compensatory plan
** Management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: March 18, 2013	By:	/s/ Jeffrey M. Thompson

Jeffrey M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph P. Hernon

Joseph P. Hernon
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Jeffrey M. Thompson
Director, Chief Executive Officer and President
Jeffrey M. Thompson	(Principal Executive Officer)	March 18, 2013

/s/ Joseph P. Hernon
	Chief Financial Officer	March 18, 2013
Joseph P. Hernon	(Principal Financial Officer and
Principal Accounting Officer)
/s/ Philip Urso

Philip Urso	Director - Chairman of the Board of Directors	March 18, 2013

/s/ Howard L. Haronian, M.D.

Howard L. Haronian, M.D.	Director	March 18, 2013

/s/ William J. Bush

William J. Bush	Director	March 18, 2013

/s/ Paul Koehler

Paul Koehler	Director	March 18, 2013

