Form 10-K/A
period 2012-12-31
TOWERSTREAM CORP
filed 2013-03-21
CIK 1349437

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2013 (the “Original Filing”), for the sole purpose of including the Company’s independent registered public accounting firm’s consent in the exhibit listing included in Part IV.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
23.1	Consent of Marcum LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: March 21 , 2013	By:	/s/ Jeffrey M. Thompson
Jeffrey M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joseph P. Hernon
Joseph P. Hernon
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Jeffrey M. Thompson
Jeffrey M. Thompson	Director, Chief Executive Officer and President (Principal Executive Officer)	March 21 , 2013

/s/ Joseph P. Hernon
Joseph P. Hernon	Chief Financial Officer (Principal Financial Officer and	March 21, 2013
Principal Accounting Officer)
/s/ Philip Urso
Philip Urso	Director - Chairman of the Board of Directors	March 21, 2013

/s/ Howard L. Haronian, M.D.
Howard L. Haronian, M.D.	Director	March 21, 2013

/s/ William J. Bush
William J. Bush	Director	March 21, 2013

/s/ Paul Koehler
Paul Koehler	Director	March 21, 2013