Form 10-Q
period 2013-03-31
TOWERSTREAM CORP
filed 2013-05-09
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 6, 2013, there were 66,392,088 shares of common stock, par value $0.001 per share, outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2013 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13-19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	20

Item 4.	Controls and Procedures.	20

Part II	OTHER INFORMATION

Item 6.	Exhibits.	21

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$40,329,318	$15,152,226
Accounts receivable, net	627,754	609,302
Prepaid expenses and other current assets	1,336,204	943,420
Total Current Assets	42,293,276	16,704,948

Property and equipment, net	40,974,262	41,982,210

Intangible assets, net	5,430,044	4,548,177
Goodwill	1,674,281	1,674,281
Other assets	2,106,330	2,200,098
Total Assets	$92,478,193	$67,109,714

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$494,688	$1,163,442
Accrued expenses	2,553,462	2,986,020
Deferred revenues	1,368,107	1,457,464
Current maturities of capital lease obligations	837,261	775,087
Other	201,728	235,018
Total Current Liabilities	5,455,246	6,617,031

Long-Term Liabilities
Capital lease obligations, net of current maturities	2,343,014	2,387,674
Other	266,696	301,101
Total Long-Term Liabilities	2,609,710	2,688,775
Total Liabilities	8,064,956	9,305,806

Commitments (Note 14)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 95,000,000 shares authorized; 66,366,350 and 54,670,712 shares issued and outstanding, respectively	66,366	54,671
Additional paid-in-capital	153,342,067	121,118,127
Accumulated deficit	(68,995,196)	(63,368,890)
Total Stockholders' Equity	84,413,237	57,803,908
Total Liabilities and Stockholders' Equity	$92,478,193	$67,109,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Revenues	$8,299,223	$7,819,059

Operating Expenses
Cost of revenues (exclusive of depreciation)	5,230,641	3,072,767
Depreciation and amortization	3,871,087	3,281,079
Customer support services	1,147,559	1,161,965
Sales and marketing	1,440,856	1,481,989
General and administrative	3,137,599	3,191,323
Total Operating Expenses	14,827,742	12,189,123
Operating Loss	(6,528,519)	(4,370,064)
Other Income/(Expense)
Interest income	154	17,178
Interest expense	(35,768)	(22,316)
Gain on business acquisition	941,457	-
Other income (expense), net	(3,630)	(4,930)
Total Other Income/(Expense)	902,213	(10,068)
Net Loss	$(5,626,306)	$(4,380,132)

Net loss per common share – basic and diluted	$(0.09)	$(0.08)
Weighted average common shares outstanding – basic and diluted	61,464,706	54,312,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended March 31, 2013

	Common Stock
	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance at December 31, 2012	54,670,712	$54,671	$121,118,127	$(63,368,890)	$57,803,908
Exercise of options	236,356	236	246,753		246,989
Issuance of common stock under employee stock purchase plan	10,609	11	23,647		23,658
Issuance of common stock upon vesting of restricted stock awards	15,000	15	(15)		-
Issuance of common stock for business acquisitions	433,673	433	1,070,739		1,071,172
Net proceeds from issuance of common stock	11,000,000	11,000	30,489,836		30,500,836
Stock-based compensation for options			378,205		378,205
Stock-based compensation for restricted stock			14,775		14,775
Net loss				(5,626,306)	(5,626,306)
Balance at March 31, 2013	66,366,350	$66,366	$153,342,067	$(68,995,196)	$84,413,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(5,626,306)	$(4,380,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	-	30,000
Depreciation and amortization	3,871,087	3,281,079
Stock-based compensation	396,481	524,265
Gain on business acquisition	(941,457)	-
Loss on sale and disposition of property and equipment	41,951	12,111
Deferred rent	(28,940)	(21,040)
Changes in operating assets and liabilities:
Accounts receivable	62,074	(63,050)
Prepaid expenses and other current assets	(392,784)	(518,533)
Other assets	114,105	(132,338)
Accounts payable	(695,724)	(363,902)
Accrued expenses	(1,071,747)	(569,550)
Deferred revenues	(151,467)	(172,858)
Total Adjustments	1,203,579	2,006,184
Net Cash Used In Operating Activities	(4,422,727)	(2,373,948)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(696,813)	(3,434,000)
Acquisition of a business, net of cash acquired	(222,942)	-
Proceeds from sale of property and equipment	1,000	4,300
Payments of security deposits	(18,344)	(48,104)
Deferred acquisition payments	(38,754)	(82,154)
Net Cash Used In Investing Activities	(975,853)	(3,559,958)

Cash Flows From Financing Activities
Payments on capital leases	(192,310)	(131,181)
Issuance of common stock upon exercise of options	246,989	42,919
Issuance of common stock under employee stock purchase plan	20,157	24,979
Net proceeds from sale of common stock	30,500,836	-
Net Cash Provided By (Used In) Financing Activities	30,575,672	(63,283)

Net Increase (Decrease) In Cash and Cash Equivalents	25,177,092	(5,997,189)

Cash and Cash Equivalents – Beginning	15,152,226	44,672,587
Cash and Cash Equivalents – Ending	$40,329,318	$38,675,398

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$35,732	$22,316
Taxes	$28,262	$16,360
Non-cash investing and financing activities:
Fair value of common stock issued in connection with an acquisition	$1,071,172	$-
Acquisition of property and equipment:
Under capital leases	$80,894	$1,242,498
Included in accrued expenses	$549,258	$1,184,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Nature of Business

Towerstream Corporation (referred to as ‘‘Towerstream’’ or the ‘‘Company’’) was incorporated in Delaware in December 1999. During its first decade of operations, the Company's business activities were focused on delivering fixed wireless broadband services to commercial customers over a wireless network transmitting over both regulated and unregulated radio spectrum. The Company's fixed wireless service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. The Company provides services to approximately 3,600 business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Houston, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport. The Company's “fixed wireless business” has grown both organically and through the acquisition of five other fixed wireless broadband providers in various markets.

Since 2010, the Company has been exploring opportunities to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Over the past few years, a significant increase in mobile data generated by smartphones, tablets and other devices has placed tremendous demand on the networks of the carriers. This has caused the carriers to explore a wide range of solutions including (i) acquiring additional spectrum, (ii) employing Wi-Fi to offload data traffic and (iii) utilizing small cell technologies to increase capacity in dense urban areas. During this period, the Company has incurred various costs related to identifying possible new solutions and services. These costs included (a) rent payments under lease agreements which provide the right to install wireless technology equipment on street level rooftops, and (b) construction of a carrier-class network to offload data traffic. The Company has entered into the lease agreements and commenced these capital projects for the purpose of securing capacity that it believes is needed to maintain its competitive position in the wireless industry. The Company believes that the wireless communications industry is experiencing a fundamental shift from its current, macro-cellular architecture to hyper-densified Small Cell architecture where existing cell sites will be supplemented by many smaller base stations operating near street level. The Company also believes that Wi-Fi will be an integral component of Small Cell architecture.

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”). The Company plans to transfer certain assets to Hetnets to support the operation of a shared wireless infrastructure business. Hetnets plans to generate rental income from four separate sources including (i) rental of space on street level rooftops for the installation of customer owned Small Cells which includes Wi-Fi antennae, DAS, and Metro and Pico cells, (ii) rental of a channel on Hetnets’ Wi-Fi network for the offloading of mobile data, (iii) rental of cabinets, switch ports, interconnection services, including backhaul or transport, and (iv) rental of power and power backup. The Company refers to the activities of Hetnets as its "shared wireless infrastructure business."

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2013 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full fiscal year for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2012, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of March 31, 2013, the Company had cash and cash equivalent balances of approximately $32,313,000 in excess of the federally insured limit of $250,000.

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

	Three Months Ended March 31,
	2013	2012
Beginning of period	$190,109	$262,525
Additions	-	30,000
Deductions	(46,672)	(49,537)
End of period	$143,437	$242,988

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 3.    Business Acquisitions

Delos Internet

In February 2013, the Company completed the acquisition of Delos Internet (“Delos”). The Company obtained full control of Delos in the acquisition. The Company has determined that the acquisition of Delos was a business combination to be accounted for under the acquisition method. The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Fair value of consideration transferred:
Cash	$225,000
Common stock (433,673 shares)	1,071,172
Capital lease obligations assumed	128,929
1,425,101
Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	2,058
Accounts receivable	80,524
Property and equipment	826,524
Security deposits	1,993
Accounts payable	(26,970)
Deferred revenue	(62,110)
Other liabilities	(89,930)
Total identifiable net tangible assets	732,089
Customer relationships	1,634,469
Total identifiable net assets	2,366,558
Gain on business acquisition	$941,457

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognized a gain on business acquisition of $941,457 which is included in other income (expense) in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2013. The challenging economic environment during 2012 made it difficult for smaller companies like Delos to raise sufficient capital to sustain their growth.  As a result, the Company was able to acquire the customer relationships and wireless network of Delos at a discounted price.

The results of operations of Delos have been included in the Company’s condensed consolidated statements of operations since the completion of the acquisition in February 2013. Revenues generated from customers acquired from Delos totaled approximately $56,000 for the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Company incurred approximately $58,000 of third-party costs in connection with the Delos acquisition. These expenses are included in the general and administrative expenses in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2013.

Pro Forma Information

The following table reflects the unaudited pro forma consolidated results of operations had the acquisition taken place at the beginning of the 2013 and 2012 periods:

	Three Months Ended March 31,
	2013	2012
Revenues	$8,411,793	$7,987,914
Amortization expense	817,979	1,151,219
Total operating expenses	14,999,721	12,447,092
Net loss	(5,685,715)	(4,469,246)
Basic net loss per share	$(0.09)	$(0.08)

The pro forma information presented above does not purport to present what actual results would have been had the acquisitions actually occurred at the beginning of 2013 and 2012 and are not necessarily indicative of the operating results for any future period.

Note 4.    Property and Equipment

Property and equipment is comprised of:

	March 31, 2013	December 31, 2012
Network and base station equipment	$31,380,577	$28,983,284
Customer premise equipment	22,658,865	23,036,057
Shared wireless infrastructure	16,946,456	17,232,566
Information technology	3,964,287	3,863,212
Furniture, fixtures and other	1,612,579	1,598,979
Leasehold improvements	789,392	789,392
	77,352,156	75,503,490
Less: accumulated depreciation	36,377,894	33,521,280
Property and equipment, net	$40,974,262	$41,982,210

Depreciation expense for the three months ended March 31, 2013 and 2012 was $3,118,487 and $2,227,928, respectively. The Company sold or disposed of property and equipment with $304,825 of original cost and $261,873 of accumulated depreciation during the three months ended March 31, 2013. The Company sold or disposed of property and equipment with $67,504 of original cost and $51,093 of accumulated depreciation during the three months ended March 31, 2012.

Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	March 31, 2013	December 31, 2012
Network and base station equipment	$828,027	$736,612
Customer premise equipment	96,843	59,330
Shared wireless infrastructure	1,216,142	1,216,142
Information technology	1,860,028	1,779,135
	4,001,040	3,791,219
Less: accumulated depreciation	733,510	541,800
Property acquired through capital leases, net	$3,267,530	$3,249,419

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Intangible Assets

Intangible assets is comprised of:

	March 31, 2013	December 31, 2012
Goodwill	$1,674,281	$1,674,281

Customer relationships	$11,856,126	$10,221,659
Less: accumulated amortization of customer relationships	7,710,637	6,958,037
Customer relationships, net	4,145,489	3,263,622
FCC licenses	1,284,555	1,284,555
Intangible assets, net	$5,430,044	$4,548,177

Amortization expense for the three months ended March 31, 2013 and 2012 was $752,600 and $1,053,151, respectively. The customer contracts acquired in the Company’s acquisition of Delos are being amortized over a 50 month period ending April 2017. As of March 31, 2013, the average remaining amortization period for all acquisitions with customer relationship balances was approximately 23 months. Future amortization expense is expected to be as follows:

Remainder of 2013	$2,341,218
2014	888,969
2015	392,272
2016	392,272
2017	130,758
$4,145,489

The Company’s licenses with the Federal Communications Commission (the “FCC”) are not subject to amortization as they have an indefinite useful life.

Note 6. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2013	December 31, 2012
Property and equipment	$549,259	$1,240,774
Payroll and related	751,233	859,130
Professional services	531,786	314,270
Network	248,090	288,060
Marketing	179,790	-
Offering costs	65,000	-
Information technology support	-	21,713
Other	228,304	262,073
Total	$2,553,462	$2,986,020

Network expenses consist of costs incurred to provide services to our customers and includes tower rentals, bandwidth, troubleshooting and gear removal.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.    Other Liabilities

Other liabilities consist of the following:

	March 31, 2013	December 31, 2012
Current
Deferred rent	$57,880	$86,820
Deferred acquisition payments	143,848	148,198
Total	$201,728	$235,018

Long-Term
Deferred acquisition payments	$22,422	$56,827
Deferred taxes	244,274	244,274
Total	$266,696	$301,101

The gross balance of deferred acquisition payments totaled $232,826 at March 31, 2013 and is payable in monthly installments of $16,630 through May 2014. The net present value was calculated at a discount rate of 12%.

Note 8. Capital Stock

In February 2013, the Company completed an underwritten offering which raised gross proceeds of $30,000,000 in connection with the sale of 10,000,000 shares at $3.00 per share. In March 2013, the Company raised additional gross proceeds of $3,000,000 in connection with the sale of 1,000,000 shares at $3.00 per share related to the exercise of the over-allotment option by the underwriters. The Company incurred costs of approximately $2,499,000 related to the underwritten offering.

Note 9. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to value options granted to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. Stock-based compensation totaled $378,205 and $490,325 for the three months ended March 31, 2013 and 2012, respectively. Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The unamortized amount of stock options expense totaled $1,322,797 as of March 31, 2013 which will be recognized over a weighted-average period of 2.0 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	0.8%	0.7%-1.0%
Expected volatility	68%	65% - 73%
Expected life (in years)	5	5
Expected dividend yield	-	–
Weighted average per share grant date fair value	$1.46	$2.18

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

During the first quarter of 2011, the Company issued 90,000 shares of restricted stock to two executives. The fair value of $354,600 was based on the closing market price of the Company’s common stock on the date of grant. The restricted stock vests over a three year period, of which 45,000 shares were vested as of March 31, 2013. Stock-based compensation for restricted stock totaled $14,775 and $29,550 for the three months ended March 31, 2013 and 2012, respectively. Unrecognized compensation cost of $44,325 at March 31, 2013 will be recognized ratably through December 2013. As of March 31, 2013, 15,000 shares of restricted stock remain unvested.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Option transactions under the stock option plans during the three months ended March 31, 2013 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of December 31, 2012	3,916,045	$2.85
Granted during 2013	75,000	2.62
Exercised	(236,356)	1.04
Forfeited /expired	(357,126)	5.18
Outstanding as of March 31, 2013	3,397,563	$2.73
Exercisable as of March 31, 2013	2,666,238	$2.20

A total of 236,356 options were exercised on a cash basis during the three months ended March 31, 2013, which resulted in proceeds to the Company of $246,989.

Cancellations for the three months ended March 31, 2013 included 357,126 options related to employee terminations.

The weighted average remaining contractual life of the outstanding options as of March 31, 2013 was 5.8 years.

The intrinsic value of outstanding and exercisable options totaled $1,660,577 and $1,641,744, respectively, as of March 31, 2013. The intrinsic value is calculated as the difference between the closing price of the Company’s common stock as of March 31, 2013, which was $2.23 per share, and the exercise price of the options.

The number of shares issuable upon the exercise of an option will be lower if a holder exercises on a cashless basis. Under a cashless exercise, the holder uses a portion of the shares that would otherwise be issuable upon exercise, rather than cash, as consideration for the exercise. The amount of net shares issuable in connection with a cashless exercise will vary based on the exercise price of the option compared to the current market price of the Company’s common stock on the date of exercise.

Note 10.    Stock Warrants

Warrants outstanding and exercisable were 450,000 at both March 31, 2013 and December 31, 2012. The weighted average exercise price for the warrants outstanding and exercisable at both March 31, 2013 and December 31, 2012 was $5.00. The weighted average remaining contractual life of the warrants outstanding as of March 31, 2013 was 3.29 years.

There was no intrinsic value associated with the outstanding and exercisable warrants as of March 31, 2013. The intrinsic value is calculated as the difference between the closing price of the Company’s common stock as of March 31, 2013, which was $2.23 per share, and the exercise price of the warrants.

The number of shares issuable upon the exercise of a warrant will be lower if a holder exercises on a cashless basis. Under a cashless exercise, the holder uses a portion of the shares that would otherwise be issuable upon exercise, rather than cash, as consideration for the exercise. The amount of net shares issuable in connection with a cashless exercise will vary based on the exercise price of the warrant compared to the current market price of the Company’s common stock on the date of exercise.

Note 11. Employee Stock Purchase Plan

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum of 200,000 shares of common stock can be issued under the ESPP Plan. During the three months ended March 31, 2013, a total of 10,609 shares were issued under the ESPP Plan with a fair value of $23,658. The Company recognized $3,501 and $4,390 of stock-based compensation related to the 15% discount for the three months ended March 31, 2013 and 2012, respectively.

Note 12. Fair Value Measurement

Valuation Hierarchy

The accounting standard of the Financial Accounting Standards Board (“FASB”) for fair value measurements establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the three months ended March 31, 2013.

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2013	$40,329,318	$40,329,318	$-	$-
December 31, 2012	$15,152,226	$15,152,226	$-	$-

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

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise or issuance of these common stock equivalents outstanding at March 31, 2013 would dilute earnings per share if the Company becomes profitable in the future. The exercise of the outstanding stock options and warrants could potentially generate proceeds up to approximately $13,246,000 if exercised by the holder for cash.

Stock options	3,397,563
Restricted stock	15,000
Warrants	450,000
Total	3,862,563

Note 14.    Commitments

Operating Lease Obligations

The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through January 2023.

As of March 31, 2013, total future operating lease obligations were as follows:

Remainder of 2013	$13,180,069
2014	14,916,713
2015	14,088,243
2016	12,921,170
2017	7,360,748
Thereafter	1,276,393
$63,743,336

Rent expense for the three months ended March 31, 2013 and 2012 totaled approximately $4,333,000 and $2,116,000, respectively. Approximately $4,210,000 and $1,995,000 for the three months ended March 31, 2013 and 2012, respectively, related to rent for Points of Presence (“POPs”) and street level rooftops and was included in cost of revenues in the Company’s condensed consolidated statements of operations.  The remaining balance of approximately $123,000 and $121,000 for the three months ended March 31, 2013 and 2012, respectively, related to our corporate offices and is included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

Capital Lease Obligations

The Company has entered into capital leases to acquire property and equipment expiring through December 2017. In December 2011, the Company entered into an agreement with Cisco Capital to acquire equipment related to our information technology infrastructure. The total lease obligation is approximately $2,100,000, of which the first lease for approximately $1,400,000 commenced in the second quarter of 2012. The second lease obligation of approximately $700,000 commenced at the beginning of April 2013. These leases will be paid in various installments over a 60 month period from their respective commencement dates.

As of March 31, 2013, total future capital lease obligations were as follows:

Remainder of 2013	$732,553
2014	1,000,358
2015	908,344
2016	655,754
2017	391,305
Thereafter	53,922
$3,742,236
Less: Interest expense	561,961
Total capital lease obligations	$3,180,275
Current	$837,261
Long-term	$2,343,014

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other

During the first quarter of 2013, the Company renewed a one year information technology infrastructure support agreement. The agreement became effective at the end of the first quarter of 2013. The monthly payments are approximately $43,000 and will be paid on a quarterly basis through the fourth quarter of 2013.

Note 15. Segment Information

The Company has two reportable segments: Fixed Wireless and Shared Wireless Infrastructure. Management evaluates performance and allocates resources based on the operating performance of each segment as well as the long-term growth potential for each segment. Costs reported for each segment include costs directly associated with a segment’s operations. Intersegment revenues and expenses are eliminated in consolidation.

The balance of the Company’s operations is in the Corporate group which includes centralized operations. This group includes operations related to corporate overhead and centralized activities which support our overall operations. Corporate overhead includes administrative personnel, including executive management, and other support functions such as information technology and facilities. Centralized operations includes network operations, customer care, and the management of network assets. The Corporate group is treated as a separate segment consistent with how management monitors and analyzes financial results. Corporate costs are not allocated to the segments because such costs are managed and controlled on a functional basis that encompasses all markets, with centralized, functional management held accountable for corporate results. Management also believes that not allocating these centralized costs provides a better reflection of the direct operating performance of each segment. The table below presents information about our operating segments:

	Three Months Ended March 31, 2013
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$8,186,736	$158,476	$-	$(45,989)	$8,299,223

Operating Expenses
Cost of revenues (exclusive of depreciation)	2,431,331	2,792,129	53,170	(45,989)	5,230,641
Depreciation and amortization	2,819,609	864,112	187,366	-	3,871,087
Customer support services	177,889	103,278	866,392	-	1,147,559
Sales and marketing	1,296,941	47,048	96,867	-	1,440,856
General and administrative	146,897	190,184	2,800,518	-	3,137,599
Total Operating Expenses	6,872,667	3,996,751	4,004,313	(45,989)	14,827,742
Operating Income (Loss)	$1,314,069	$(3,838,275)	$(4,004,313)	$-	$(6,528,519)

Capital expenditures	$1,087,472	$136,200	$103,293	$-	$1,326,965

As of March 31, 2013
Property and equipment, net	$25,641,570	$13,275,065	$2,057,627	$-	$40,974,262
Total assets	$34,427,109	$15,556,795	$42,494,289	$-	$92,478,193

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2013. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Overview - Fixed Wireless

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

Characteristics of Revenues and Expenses

We offer our fixed wireless broadband services under agreements for periods ranging between one to three years. Pursuant to these agreements, we bill customers on a monthly basis, in advance, for each month of service. Payments received in advance of services performed are recorded as deferred revenues and recognized as revenue ratably over the service period.

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

Market Information

As of March 31, 2013, we operated in thirteen metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Houston, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a Network Presence in a new market.  These costs include building PoPs and incurring Network Costs.  Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period. We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model, the operating performance of our mature markets, and the long-term potential for our newer markets. Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

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

Corporate: Includes corporate overhead and centralized activities which support our overall operations. Corporate overhead includes administrative personnel, including executive management, and other support functions such as information technology and facilities. Centralized operations include network operations, customer care, and the management of network assets.

Shared Wireless Infrastructure, net: Represents the net operating results for that business segment.

Non-Core Expenses: These costs related to our efforts in 2012 to develop other wireless technology solutions and services, and primarily consisted of rent payments for street level rooftops, costs associated with constructing an offload network and payroll costs for employees working on these projects.

Adjusted Market EBITDA: Represents a market’s income (loss) before interest, taxes, depreciation, amortization, stock-based compensation, and other income (expense). We believe this metric provides useful information regarding the operating cash flow being generated in a market.

We entered the Houston market in February 2013 through the acquisition of Delos.

Three months ended March 31, 2013

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$2,069,824	$559,210	$1,510,614	$382,020	$1,128,594
Boston	1,669,439	358,145	1,311,294	186,754	1,124,540
New York	1,885,865	602,225	1,283,640	333,311	950,329
Chicago	913,199	310,170	603,029	109,238	493,791
Las Vegas-Reno	388,174	150,842	237,332	37,638	199,694
Miami	377,347	99,261	278,086	84,025	194,061
San Francisco	302,629	106,950	195,679	79,816	115,863
Providence/Newport	127,368	49,275	78,093	18,211	59,882
Seattle	137,037	51,044	85,993	33,818	52,175
Houston	52,985	22,727	30,258	11,009	19,249
Dallas-Fort Worth	171,352	88,780	82,572	75,460	7,112
Philadelphia	39,940	18,037	21,903	22,528	(625)
Nashville	5,588	14,665	(9,077)	4,248	(13,325)
Total	$8,140,747	$2,431,331	$5,709,416	$1,378,076	$4,331,340

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$4,331,340
Fixed wireless, non-market specific
Other expenses	(243,651)
Depreciation and amortization	(2,819,609)
Shared wireless infrastructure, net	(3,792,286)
Corporate	(4,004,313)
Other income (expense)	902,213
Net loss	$(5,626,306)

Three months ended March 31, 2012

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$1,967,109	$568,854	$1,398,255	$340,182	$1,058,073
Boston	1,688,525	393,942	1,294,583	265,786	1,028,797
New York	1,647,786	501,096	1,146,690	306,393	840,297
Chicago	860,989	257,424	603,565	143,763	459,802
Las Vegas-Reno	431,846	153,243	278,603	40,036	238,567
Miami	418,905	88,328	330,577	101,624	228,953
San Francisco	377,380	95,563	281,817	84,080	197,737
Providence-Newport	108,140	40,332	67,808	30,546	37,262
Seattle	115,898	59,491	56,407	23,582	32,825
Dallas-Fort Worth	169,260	82,508	86,752	77,658	9,094
Nashville	9,333	13,203	(3,870)	8,734	(12,604)
Philadelphia	23,888	16,101	7,787	22,185	(14,398)
Total	$7,819,059	$2,270,085	$5,548,974	$1,444,569	$4,104,405

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$4,104,405
Fixed wireless, non-market specific
Other expenses	(144,711)
Depreciation and amortization	(2,786,825)
Non-core expenses	(1,299,854)
Corporate	(4,243,079)
Other income (expense)	(10,068)
Net loss	$(4,380,132)

Overview - Shared Wireless Infrastructure

This business segment offers a range of rental options on street level rooftops related to (i) the installation of customer owned Small Cells, (ii) the offloading of mobile data, and (iii) backhaul, power and other related telecommunications. To date, our operating activities have been primarily focused in New York City, and to a lesser degree, San Francisco, Chicago, and Southern Florida. Costs incurred to establish and operate this business segment include (a) rent payments under lease agreements which provide us with the right to install wireless technology equipment and (b) construction of a carrier-class network to offload data traffic.

Supplemental Segment Information

Operating information about each segment in accordance with generally accepted principles is disclosed in Note 15 of the financial statements. In addition, we use other non-GAAP measurements to assess the operating performance of each segment. These non-GAAP financial measures are commonly used by investors, financial analysts, and rating agencies. Management believes that these non-GAAP financial measures should be available so that investors have the same data that management employs in assessing our overall operations.

EBITDA, a non-GAAP financial measure, is calculated as net income (loss) before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization expenses, excluding when applicable, stock-based compensation, other non-operating income or expenses as well as gain or loss on (i) disposal of property and equipment, (ii) nonmonetary transactions, and (iii) business acquisitions.

Net Cash Flow is another commonly used non- GAAP financial measure. Net Cash Flow is defined as Adjusted EBITDA less capital expenditures.

	Three Months Ended March 31, 2013
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$1,314,069	$(3,838,275)	$(4,004,313)	$(6,528,519)
Depreciation and amortization	2,819,609	864,112	187,366	3,871,087
Stock-based compensation	-	-	396,481	396,481
Loss on property and equipment	39,227	2,724	-	41,951
Loss on non-monetary transactions	77,184	-	-	77,184
Non-recurring expenses, primarily acquisition-related	-	-	65,400	65,400
Adjusted EBITDA	4,250,089	(2,971,439)	(3,355,066)	(2,076,416)
Less: Capital expenditures	1,087,472	136,200	103,293	1,326,965
Net Cash Flow	$3,162,617	$(3,107,639)	$(3,458,359)	$(3,403,381)

Reconciliation of Adjusted EBITDA, Segment Basis to Net Loss for the Three Months Ended March 31, 2013

Adjusted EBITDA	$(2,076,416)
Depreciation and amortization	(3,871,087)
Non-recurring expenses, primarily acquisition-related	(65,400)
Stock-based compensation	(396,481)
Loss on property and equipment	(41,951)
Loss on non-monetary transactions	(77,184)
Operating Income (Loss)	(6,528,519)
Interest income	154
Interest expense	(35,768)
Gain on business acquisition	941,457
Other income (expense), net	(3,630)
Net loss	$(5,626,306)

Reconciliation of Net Cash Flow, Segment Basis to Net Cash Used in Operating Activities for the Three Months Ended March 31, 2013

Net cash flow, segment basis	$(3,403,381)
Capital expenditures	1,326,965
Non-recurring expenses, primarily acquisition related	(65,400)
Changes in operating assets and liabilities, net	(2,135,543)
Other, net	(145,368)
Net cash used in operating activities	$(4,422,727)

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues. Revenues totaled $8,299,223 during the three months ended March 31, 2013 compared to $7,819,059 during the three months ended March 31, 2012 representing an increase of $480,164, or 6%. This increase was primarily related to higher monthly recurring revenue (“MRR”) of approximately $200,000, or 3%, in the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012, of which approximately $146,000 related to organic growth and approximately $54,000 related to a month of revenue from the Delos acquisition. In addition, revenue generated from temporary connections increased by approximately $168,000, or 128%, in the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012.

Average revenue per user (“ARPU”) as of March 31, 2013 totaled $727 compared to $706 as of March 31, 2012 representing an increase of $21, or 3%. ARPU for new customers for the quarter ended March 31, 2013 totaled $630 compared to $545 for the quarter ended March 31, 2012, representing an increase of $85, or 16%. The increase in ARPU primarily related to a higher percentage of customers purchasing, or upgrading to, higher bandwidth service which generates greater MRR. In addition, the customers acquired from Delos in February 2013 had an ARPU of $864 compared to $721 for our existing customer base which had the effect of increasing our post-acquisition ARPU by $3.

Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.64% for the three months ended March 31, 2013 compared to 1.58% for the three months ended March 31, 2012. Our goal is to maintain churn levels between 1.4% and 1.7% which we believe is below industry averages of approximately 2.0%.

Cost of Revenues.    Cost of revenues totaled $5,230,641 for the three months ended March 31, 2013 compared to $3,072,767 for the three months ended March 31, 2012 representing an increase of $2,157,874, or 70%. On a consolidated basis, gross margin for the three months ended March 31, 2013 was 37% as compared to 61% for the three months ended March 31, 2012 representing a decrease of 24 percentage points.  Higher rent expense associated with both PoPs for the fixed wireless network and street level rooftops for the shared wireless infrastructure network increased cost of revenues by 106% in dollars and reduced gross margin by 28 percentage points.  These increases were partially offset by lower Customer Network and other costs which decreased by 6% in dollars and which benefited gross margin by 2 percentage points.

Depreciation and Amortization.    Depreciation and amortization totaled $3,871,087 for the three months ended March 31, 2013 compared to $3,281,079 for the three months ended March 31, 2012, representing an increase of $590,008, or 18%. Depreciation expense totaled $3,118,487 for the three months ended March 31, 2013 compared to $2,227,928 for the three months ended March 31, 2012 representing an increase of $890,559, or 40%. The gross base of depreciable assets as of March 31, 2013 increased by $20,444,741, or 36%, compared to March 31, 2012. The increase in the depreciable base during the twelve months ended March 31, 2013 reflects continued growth in our fixed wireless network (approximately $10,455,000), spending on our shared wireless infrastructure (approximately $8,495,000) and additions resulting from acquisitions (approximately $827,000).

Amortization expense totaled $752,600 for the three months ended March 31, 2013 compared to $1,053,151 for the three months ended March 31, 2012 representing a decrease of $300,551, or 29%. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods. The decrease was primarily related to the acquisition of Pipeline Wireless LLP (“Pipeline”), which was fully depreciated in May 2012, partially offset by one month’s amortization recorded in connection with the Delos acquisition.

Customer Support Services.    Customer support services totaled $1,147,559 for the three months ended March 31, 2013 compared to $1,161,965 for the three months ended March 31, 2012 representing a decrease of $14,406, or 1%. Average headcount increased from 76 during the 2012 period to 77 during the 2013 period.

Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2013 totaled $1,440,856 compared to $1,481,989 for the three months ended March 31, 2012 representing a decrease of $41,133, or 3%. This decrease was primarily related to a decrease in commissions and bonuses of approximately $40,000.

General and Administrative.    General and administrative expenses totaled $3,137,599 for the three months ended March 31, 2013 compared to $3,191,323 for the three months ended March 31, 2012 representing a decrease of $53,724, or 2%. On a functional basis, increases in professional services (approximately $159,000), information technology (approximately $58,000), and payroll (approximately $50,000) were offset by decreases in acquisition costs (approximately $288,000) and stock-based compensation (approximately $128,000).

Interest Income. Interest income for the three months ended March 31, 2013 totaled $154 compared to $17,178 for the three months ended March 31, 2012 representing a decrease of $17,024, or 99%. The decrease relates to less interest earned on our cash accounts during the 2013 period.

Interest Expense.    Interest expense for the three months ended March 31, 2013 totaled $35,768 compared to $22,316 for the three months ended March 31, 2012 representing an increase of $13,452, or 60%. The increase in interest expense was primarily related to additional capital leases acquired.

Gain on Business Acquisition.  Gain on business acquisition totaled $941,457 for the three months ended March 31, 2013 compared to zero for the three months ended March 31, 2012.  The gain in the 2013 period related to the acquisition of Delos in February 2013. The challenging economic environment during 2012 made it difficult for smaller companies like Delos to raise sufficient capital to sustain their growth. As a result, we were able to acquire the customer relationships and wireless network of Delos at a discounted price.

Net Loss.    Net loss for the three months ended March 31, 2013 totaled $5,626,306 compared to $4,380,132 for the three months ended March 31, 2012 representing an increase of $1,246,174, or 28%. Revenues increased by $480,164, or 6%, while operating expenses increased by $2,638,619, or 22%. In addition, non-operating income totaled $902,213 for the three months ended March 31, 2013 compared with non-operating expense of $10,068 for the three months ended March 31, 2012.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Changes in capital resources during the three months ended March 31, 2013 and 2012 are described below.

Net Cash Used in Operating Activities.    Net cash used in operating activities for the three months ended March 31, 2013 totaled $4,422,727 compared to $2,373,948 for the three months ended March 31, 2012 representing an increase of $2,048,779, or 86%. Cash used in operations for the three months ended March 31, 2013 totaled $2,287,184 as compared to $553,717 for the three months ended March, 31, 2012. Changes in operating assets and liabilities generally represent timing differences regarding payments and receipts, and are normally not indicative of operating results.  During the three months ended March 31, 2013, changes in operating assets and liabilities used cash of $2,135,543 compared to $1,820,231 for the three months ended March 31, 2012.

Net Cash Used in Investing Activities.    Net cash used in investing activities for the three months ended March 31, 2013 totaled $975,853 compared to $3,559,958 for the three months ended March 31, 2012 representing a decrease of $2,584,105, or 73%. The decrease in the 2013 period related to lower spending on property and equipment which decreased by $2,737,187, or 80%, from $3,434,000 to $696,813. During the 2012 period, we spent significantly on the construction of a carrier class network to offload data traffic. In addition, capital spending on the fixed wireless network was significantly lower in 2013.

Net Cash Provided by (Used In) Financing Activities.  Net cash provided by financing activities for the three months ended March 31, 2013 totaled $30,575,672 compared to net cash used in financing activities of $63,283 for the three months ended March 31, 2012, representing a decrease of $30,638,955, or greater than 100%. The increase was primarily related to net proceeds of $30,500,836 received in the first quarter of 2013 from the sale of 11,000,000 shares of our common stock at a public offering of $3.00 per share.

Acquisition of Delos. In February 2013, we completed the acquisition of Delos which was based in the Houston, Texas area. The aggregate consideration for the acquisition included (i) approximately $225,000 in cash, (ii) 433,673 shares of common stock with a fair value of approximately $1.1 million based on the market price of our common stock on the closing date, and (iii) approximately $0.1 million in assumed liabilities. The acquisition of Delos was a business combination accounted for under the acquisition method.

Underwritten Offerings. In the first quarter of 2013, we completed an underwritten offering of 11,000,000 shares of our common stock at a public offering price of $3.00 per share. The total gross proceeds of the offering were $33,000,000. Net proceeds were approximately $30,501,000, after underwriting discounts, commissions and offering expenses.

Working Capital.    As of March 31, 2013, we had working capital of $36,838,030. Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of March 31, 2013:

	Payments due by period
	Total	2013	2014	2015	2016	2017	Thereafter
Capital lease obligations	$3,742,236	$732,553	$1,000,358	$908,344	$655,754	$391,305	$53,922
Operating leases	63,743,336	13,180,069	14,916,713	14,088,243	12,921,170	7,360,748	1,276,393
Deferred payments	232,826	149,674	83,152	-	-	-	-
Other	384,438	384,438	-	-	-	-	-
Total contractual cash obligations	$68,102,836	$14,446,734	$16,000,223	$14,996,587	$13,576,924	$7,752,053	$1,330,315

Capital Lease Obligations. We have entered into capital leases to acquire property and equipment expiring through December 2017. In December 2011, we entered into an agreement with Cisco Capital to acquire equipment related to our information technology infrastructure. The total lease obligation is approximately $2,100,000, of which the first lease for approximately $1,400,000 commenced in the second quarter of 2012. The second lease obligation of approximately $700,000 commenced at the beginning of April 2013. These leases will be paid in various installments over a 60 month period from their respective commencement dates.

Operating Leases. We have entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through January 2023.

Deferred Payments. We are making deferred payments to Pipeline as part of the consideration paid for the acquisition. There were 14 monthly payments of approximately $16,630 remaining as of March 31, 2013.

Other. During the first quarter of 2013, we renewed a one year information technology infrastructure support agreement. The agreement became effective at the end of the first quarter of 2013. The monthly payments are approximately $43,000 and will be paid on a quarterly basis through the fourth quarter of 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices.  Our primary market risk relates to interest rates.  At March 31, 2013, all cash and cash equivalents are immediately available cash balances.  A portion of our cash and cash equivalents are held in three institutional money market funds.   Our interest rate risk exposure is to a decline in interest rates which would result in a decline in interest income. Due to our current market yields, a further decline in interest rates would not have a material impact on earnings.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: May 9, 2013	By:	/s/ Jeffrey M. Thompson

Jeffrey M. Thompson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joseph P. Hernon

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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

