Form 10-Q
period 2013-06-30
TOWERSTREAM CORP
filed 2013-08-08
CIK 1349437

lUNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

As of August 5, 2013, there were 66,401,838 shares of common stock, par value $0.001 per share, outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2013 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15-25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	26

Item 4.	Controls and Procedures.	26

Part II	OTHER INFORMATION	27

Item 6.	Exhibits.	27

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$36,387,536	$15,152,226
Accounts receivable, net	688,094	609,302
Prepaid expenses and other current assets	1,187,589	943,420
Total Current Assets	38,263,219	16,704,948

Property and equipment, net	39,127,105	41,982,210

Intangible assets, net	4,612,065	4,548,177
Goodwill	1,674,281	1,674,281
Other assets	1,994,101	2,200,098
Total Assets	$85,670,771	$67,109,714

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$507,130	$1,163,442
Accrued expenses	2,036,368	2,986,020
Deferred revenues	1,344,448	1,457,464
Current maturities of capital lease obligations	811,559	775,087
Other	170,335	235,018
Total Current Liabilities	4,869,840	6,617,031

Long-Term Liabilities
Capital lease obligations, net of current maturities	2,184,820	2,387,674
Other	261,091	301,101
Total Long-Term Liabilities	2,445,911	2,688,775
Total Liabilities	7,315,751	9,305,806

Commitments (Note 14)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 95,000,000 shares authorized; 66,360,173 and 54,670,712 shares issued and outstanding, respectively	66,360	54,671
Additional paid-in-capital	153,515,006	121,118,127
Accumulated deficit	(75,226,346)	(63,368,890)
Total Stockholders' Equity	78,355,020	57,803,908
Total Liabilities and Stockholders' Equity	$85,670,771	$67,109,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$8,212,175	$8,103,321	$16,511,398	$15,922,380

Operating Expenses
Cost of revenues (exclusive of depreciation)	5,360,291	3,723,292	10,590,932	6,796,059
Depreciation and amortization	3,935,826	3,348,283	7,806,913	6,629,362
Customer support services	987,713	1,238,164	2,135,272	2,400,129
Sales and marketing	1,523,804	1,554,339	2,964,660	3,036,328
General and administrative	2,636,033	2,953,034	5,773,632	6,144,357
Total Operating Expenses	14,443,667	12,817,112	29,271,409	25,006,235
Operating Loss	(6,231,492)	(4,713,791)	(12,760,011)	(9,083,855)
Other Income/(Expense)
Interest income	123	14,011	277	31,189
Interest expense	(58,793)	(16,670)	(94,561)	(38,986)
Gain on business acquisition	62,642	(40,079)	1,004,099	(40,079)
Other income (expense), net	(3,630)	(2,130)	(7,260)	(7,060)
Total Other Income/(Expense)	342	(44,868)	902,555	(54,936)

Net Loss	$(6,231,150)	$(4,758,659)	$(11,857,456)	$(9,138,791)

Net loss per common share – basic and diluted	$(0.09)	$(0.09)	$(0.19)	$(0.17)
Weighted average common shares outstanding – basic and diluted	66,370,789	54,369,177	63,931,300	54,340,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Six Months Ended June 30, 2013

	Common Stock		Additional
	Shares	Amount	Paid-In- Capital	Accumulated Deficit	Total
Balance at December 31, 2012	54,670,712	$54,671	$121,118,127	$(63,368,890)	$57,803,908
Cashless exercise of options	27,754	28	(28)		-
Exercise of options	243,023	243	252,946		253,189
Issuance of common stock under employee stock purchase plan	18,560	18	43,915		43,933
Issuance of common stock upon vesting of restricted stock awards	15,000	15	(15)		-
Issuance of common stock for business acquisitions	385,124	385	950,871		951,256
Net proceeds from issuance of common stock	11,000,000	11,000	30,488,336		30,499,336
Stock-based compensation for options			631,304		631,304
Stock-based compensation for restricted stock			29,550		29,550
Net loss				(11,857,456)	(11,857,456)
Balance at June 30, 2013	66,360,173	$66,360	$153,515,006	$(75,226,346)	$78,355,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(11,857,456)	$(9,138,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	60,000	169,082
Depreciation and amortization	7,806,913	6,629,362
Stock-based compensation	667,376	915,835
Gain on business acquisition	(1,004,099)	40,079
Loss on sale and disposition of property and equipment	59,135	23,605
Deferred rent	(57,880)	(46,327)
Changes in operating assets and liabilities:
Accounts receivable	(59,552)	(285,582)
Prepaid expenses and other current assets	(244,169)	(593,114)
Other assets	233,634	(397,663)
Accounts payable	(685,847)	(135,512)
Accrued expenses	(1,472,991)	(55,350)
Deferred revenues	(172,991)	(184,629)
Total Adjustments	5,129,529	6,079,786
Net Cash Used In Operating Activities	(6,727,927)	(3,059,005)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(2,119,826)	(9,744,880)
Acquisition of a business, net of cash acquired	(222,942)	-
Proceeds from sale of property and equipment	1,465	9,350
Payments of security deposits	(25,644)	(256,081)
Deferred acquisition payments	(83,545)	(152,914)
Net Cash Used In Investing Activities	(2,450,492)	(10,144,525)

Cash Flows From Financing Activities
Payments on capital leases	(376,207)	(274,775)
Issuance of common stock upon exercise of options	253,189	161,411
Issuance of common stock under employee stock purchase plan	37,411	60,202
Net proceeds from sale of common stock	30,499,336	-
Net Cash Provided By (Used In) Financing Activities	30,413,729	(53,162)

Net Increase (Decrease) In Cash and Cash Equivalents	21,235,310	(13,256,692)

Cash and Cash Equivalents – Beginning	15,152,226	44,672,587
Cash and Cash Equivalents – Ending	$36,387,536	$31,415,895

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$94,525	$38,986
Taxes	$28,336	$16,360
Non-cash investing and financing activities:
Fair value of common stock issued (returned) in connection with an acquisition	$951,256	$(403,365)
Acquisition of property and equipment:
Under capital leases	$80,894	$2,042,930
Included in accrued expenses	$433,408	$1,912,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Nature of Business

Towerstream Corporation (referred to as “Towerstream’’ or the “Company’’) was incorporated in Delaware in December 1999. During its first decade of operations, the Company's business activities were focused on delivering fixed wireless broadband services to commercial customers over a wireless network transmitting over both regulated and unregulated radio spectrum. The Company's fixed wireless service supports bandwidth on demand, wireless redundancy, virtual private networks (“VPNs”), disaster recovery, bundled data and video services. The Company provides services to approximately 3,500 business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Houston, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport. The Company's “fixed wireless business” has historically grown both organically and through the acquisition of five other fixed wireless broadband providers in various markets.

Since 2010, the Company has been exploring opportunities to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Over the past few years, a significant increase in mobile data generated by smartphones, tablets and other devices has placed tremendous demand on the networks of the carriers. This has caused the carriers to explore a wide range of solutions including (i) acquiring additional spectrum, (ii) employing Wi-Fi to offload data traffic and (iii) utilizing small cell technologies to increase capacity in dense urban areas. During this period, the Company has incurred various costs related to identifying possible new solutions and services. These costs included (a) rent payments under lease agreements which provide the right to install wireless technology equipment on street level rooftops and (b) construction of a carrier-class network to offload data traffic. The Company has entered into the lease agreements and commenced these capital projects for the purpose of securing capacity that it believes is needed to maintain its competitive position in the wireless industry. The Company believes that the wireless communications industry is experiencing a fundamental shift from its current, macro-cellular architecture to hyper-densified small cell architecture where existing cell sites will be supplemented by many smaller base stations operating near street level. The Company also believes that Wi-Fi will be an integral component of small cell architecture.

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

In June 2013, Hetnets entered into a Wi-Fi service agreement (the “Agreement”) with a major cable operator (the “Cable Operator”). The Agreement provides leased access to certain access points, primarily within New York City and Bergen County, New Jersey. The Cable Operator has a limited right to expand access in other Hetnets’ markets. The term of the Agreement is for an initial five year period which includes automatic renewals for two one year periods.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2013 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the operating results for the full fiscal year or for any future period.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents.    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of June 30, 2013, the Company had cash and cash equivalent balances of approximately $28,370,000 in excess of the federally insured limit of $250,000.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning of period	$143,437	$242,988	$190,109	$262,525
Additions	60,000	136,000	60,000	166,000
Deductions	(40,759)	(103,918)	(87,431)	(153,455)
End of period	$162,678	$275,070	$162,678	$275,070

Business Acquisitions. Business combinations are accounted for using the acquisition method. The cost of an acquisition is measured as the fair value of the consideration transferred on the acquisition date.  When the Company acquires a business, it assesses the assets acquired and liabilities assumed for the appropriate classification and designation in accordance with the contractual terms, economic circumstances and pertinent conditions at the acquisition date. The excess of the total consideration transferred over the net amount of identifiable assets acquired and liabilities assumed is recognized as goodwill.  If this consideration is lower than the net amount of the identifiable net assets acquired and liabilities assumed, the difference is recognized as a gain on business acquisition. Acquisition costs are expensed and included in general and administrative expenses in the statements of operations.

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

Goodwill. Goodwill represents the excess of the total consideration transferred over the net amount of identifiable assets acquired and liabilities assumed in an acquisition. Goodwill is not amortized but rather is reviewed annually for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable. The Company initially performs a qualitative assessment of goodwill which considers macro-economic conditions, industry and market trends, and the current and projected financial performance of the reporting unit.  No further analysis is required if it is determined that there is a less than 50 percent likelihood that the carrying value is greater than the fair value.

Reclassifications.    Certain accounts in the prior year’s condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s condensed consolidated financial statements. These reclassifications have no effect on the previously reported net loss.

Subsequent Events. Subsequent events have been evaluated through the date of this filing.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair value of consideration transferred:
Cash	$225,000
Common stock (385,124 shares)	951,256
Capital lease obligations assumed	128,929
Other liabilities assumed	36,733
Total		1,341,918

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	2,058
Accounts receivable	79,238
Property and equipment	807,700
Security deposits	1,993
Accounts payable	(29,536)
Deferred revenue	(59,975)
Other liabilities	(89,930)
Total identifiable net tangible assets		711,548
Customer relationships		1,634,469
Total identifiable net assets		2,346,017
Gain on business acquisition		$1,004,099

The Company recognized a gain on business acquisition of $1,004,099 which is included in other income (expense) in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2013. The challenging economic environment during 2012 made it difficult for smaller companies like Delos to raise sufficient capital to sustain their growth.  As a result, the Company was able to acquire the customer relationships and wireless network of Delos at a discounted price.

In May 2013, the Company finalized the purchase price of Delos. The final purchase price of $1,341,918 was $83,183, or 6%, lower than the initially reported purchase price of $1,425,101. The finalization of the purchase price resulted in a reduction of approximately $21,000 of identifiable net assets and an increase in the gain on business acquisition of approximately $63,000. The purchase price adjustment resulted in a decrease in the number of shares of common stock issued to Delos of 48,549 from 433,673 to 385,124 shares.

Pro Forma Information

The following table reflects the unaudited pro forma consolidated results of operations had the acquisition taken place at the beginning of the 2013 and 2012 periods:

Three Months Ended June 30, 2012

Revenues	$8,272,176
Amortization expense	976,863
Total operating expenses	13,075,081
Net loss	(4,847,773)
Basic net loss per share	$(0.09)

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2013	2012
Revenues	$16,623,968	$16,260,090
Amortization expense	1,635,958	2,128,082
Total operating expenses	29,443,388	25,522,172
Net loss	(11,916,865)	(9,317,018)
Basic net loss per share	$(0.19)	$(0.17)

The pro forma information presented above does not purport to present what actual results would have been had the acquisitions actually occurred at the beginning of 2013 and 2012 and are not necessarily indicative of the operating results for any future period.

Note 4.    Property and Equipment

Property and equipment is comprised of:

	June 30, 2013	December 31, 2012
Network and base station equipment	$31,334,400	$28,983,284
Customer premise equipment	23,244,257	23,036,057
Shared wireless infrastructure	17,332,607	17,232,566
Information technology	4,009,611	3,863,212
Furniture, fixtures and other	1,607,038	1,598,979
Leasehold improvements	789,392	789,392
	78,317,305	75,503,490
Less: accumulated depreciation	39,190,200	33,521,280
Property and equipment, net	$39,127,105	$41,982,210

Depreciation expense for the three months ended June 30, 2013 and 2012 was $3,117,847 and $2,469,488, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 was $6,236,334 and $4,697,416, respectively. The Company sold or disposed of property and equipment with $628,015 of original cost and $567,415 of accumulated depreciation during the six months ended June 30, 2013 which resulted in $1,465 received in proceeds and $59,135 recognized as loss on disposals. The Company sold or disposed of property and equipment with $112,614 of original cost and $79,659 of accumulated depreciation during the six months ended June 30, 2012 which resulted in $9,350 received in proceeds and $23,605 recognized as loss on disposals. Loss on disposals is included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	June 30, 2013	December 31, 2012
Network and base station equipment	$828,027	$736,612
Customer premise equipment	96,843	59,330
Shared wireless infrastructure	1,216,142	1,216,142
Information technology	1,860,028	1,779,135
	4,001,040	3,791,219
Less: accumulated depreciation	933,562	541,800
Property acquired through capital leases, net	$3,067,478	$3,249,419

Note 5. Intangible Assets

Intangible assets is comprised of:

	June 30, 2013	December 31, 2012
Goodwill	$1,674,281	$1,674,281

Customer relationships	$11,856,126	$10,221,659
Less: accumulated amortization of customer relationships	8,528,616	6,958,037
Customer relationships, net	3,327,510	3,263,622
FCC licenses	1,284,555	1,284,555
Intangible assets, net	$4,612,065	$4,548,177

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for the three months ended June 30, 2013 and 2012 was $817,979 and $878,795, respectively. Amortization expense for the six months ended June 30, 2013 and 2012 was $1,570,579 and $1,931,946, respectively. The customer contracts acquired in the Company’s acquisition of Delos are being amortized over a 50 month period ending April 2017. As of June 30, 2013, the remaining amortization period for all acquisitions with customer relationship balances ranged from 4.5 to 46 months. Future amortization expense is expected to be as follows:

Remainder of 2013	$1,523,239
2014	888,969
2015	392,272
2016	392,272
2017	130,758
$3,327,510

The Company’s licenses with the Federal Communications Commission (the “FCC”) are not subject to amortization as they have an indefinite useful life.

Note 6. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2013	December 31, 2012
Property and equipment	$433,408	$1,240,774
Payroll and related	821,990	859,130
Professional services	344,387	314,270
Network	163,206	288,060
Other	273,377	283,786
Total	$2,036,368	$2,986,020

Network expenses consist of costs incurred to provide services to our customers and includes tower rentals, bandwidth, troubleshooting and gear removal.

Note 7.    Other Liabilities

Other liabilities consist of the following:

	June 30, 2013	December 31, 2012
Current
Deferred rent	$28,941	$86,820
Deferred acquisition payments	141,394	148,198
Total	$170,335	$235,018

Long-Term
Deferred acquisition payments	$16,817	$56,827
Deferred taxes	244,274	244,274
Total	$261,091	$301,101

Gross deferred acquisition payments related to Pipeline Wireless LLC (“Pipeline”) totaled $182,935 and are payable in monthly installments of $16,630 through May 2014. The carrying value of these non-interest bearing payments were discounted at 12% and totaled $128,654 at June 30, 2013. Deferred acquisition payments related to Delos totaled $29,557 at June 30, 2013 and bear interest at rates ranging from 7% to 12.5%.

Note 8. Capital Stock

In February 2013, the Company completed an underwritten offering which raised gross proceeds of $30,000,000 in connection with the sale of 10,000,000 shares at $3.00 per share. In March 2013, the Company raised additional gross proceeds of $3,000,000 in connection with the sale of 1,000,000 shares at $3.00 per share related to the exercise of the over-allotment option by the underwriters. The Company incurred costs of approximately $2,501,000 related to the underwritten offering.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to value options granted to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. Stock-based compensation totaled $253,098 and $355,834 for the three months ended June 30, 2013 and 2012, respectively. Stock-based compensation totaled $631,304 and $846,159 for the six months ended June 30, 2013 and 2012, respectively. Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The unamortized amount of stock options expense totaled $1,412,960 as of June 30, 2013 which will be recognized over a weighted-average period of 1.5 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013			2012	2013			2012
Risk-free interest rate	1.0	-	1.5%	0.6%	0.8	-	1.5%	0.6	-	1.0%
Expected volatility		65%		74%	65	-	68%	65	-	74%
Expected life (in years)	5.3	-	6.5	5.3	5	-	6.5	5	-	5.3
Expected dividend yield		-		-		-			-
Weighted average per share grant date fair value		$1.46		$2.15		$1.46			$2.16

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

During the first quarter of 2011, the Company issued 90,000 shares of restricted stock to two executives. The fair value of $354,600 was based on the closing market price of the Company’s common stock on the date of grant. The restricted stock vests over a three year period, of which 45,000 shares were vested as of June 30, 2013. 30,000 shares were forfeited in the fourth quarter of 2012 in connection with an executive’s cessation of employment. Stock-based compensation for restricted stock totaled $14,775 and $29,550 for the three months ended June 30, 2013 and 2012, respectively. Stock-based compensation for restricted stock totaled $29,550 and $59,100 for the six months ended June 30, 2013 and 2012, respectively. Unrecognized compensation cost of $29,550 at June 30, 2013 will be recognized ratably through December 2013. As of June 30, 2013, 15,000 shares of restricted stock remain unvested.

Option transactions under the stock option plans during the six months ended June 30, 2013 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of December 31, 2012	3,916,045	$2.85
Granted during 2013	325,000	2.57
Exercised	(347,986)	1.23
Forfeited /expired	(384,304)	5.08
Outstanding as of June 30, 2013	3,508,755	$2.74
Exercisable as of June 30, 2013	2,646,255	$2.28

In February 2013, the Company granted 75,000 options to its two executive officers in recognition of the completion of an underwritten offering and the formation of Hetnets. These options were granted at an exercise price of $2.62 and vested immediately. In June 2013, the Company made its annual grant to the Board of Directors consisting of 200,000 options with an exercise price of $2.56 vesting monthly through May 2014. In June 2013, the Company granted 50,000 options to an executive officer with an exercise price of $2.56 which vests annually over a five year period.

A total of 104,963 options were exercised on a cashless basis during the three and six months ended June 30, 2013 resulting in the net issuance of 27,754 shares. Under a cashless exercise, the holder uses a portion of the shares that would otherwise be issuable upon exercise, rather than cash, as consideration for the exercise. The amount of net shares issuable in connection with a cashless exercise will vary based on the exercise price of the option compared to the current market price of the Company’s common stock on the date of exercise.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A total of 6,667 and 243,023 options were exercised on a cash basis during the three and six months ended June 30, 2013, which resulted in proceeds to the Company of $6,200 and $253,189, respectively.

Cancellations for the three and six months ended June 30, 2013 were 27,178 and 384,304, respectively, and related to employee terminations.

The weighted average remaining contractual life of the outstanding options as of June 30, 2013 was 5.7 years.

The intrinsic value of outstanding and exercisable options totaled $2,179,845 and $2,156,373, respectively, as of June 30, 2013. The intrinsic value is calculated as the difference between the closing price of the Company’s common stock as of June 30, 2013, which was $2.55 per share, and the exercise price of the options.

Note 10.    Stock Warrants

The 450,000 warrants outstanding at June 30, 2013 and December 31, 2012 have an exercise price of $5.00 and expire in July 2016.

There was no intrinsic value associated with the outstanding and exercisable warrants as of June 30, 2013. The intrinsic value is calculated as the difference between the closing price of the Company’s common stock as of June 30, 2013, which was $2.55 per share, and the exercise price of the warrants.

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

Note 11. Employee Stock Purchase Plan

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum of 200,000 shares of common stock can be issued under the ESPP Plan. During the three and six months ended June 30, 2013, a total of 7,951 and 18,560 shares were issued under the ESPP Plan with a fair value of $20,275 and $43,933, respectively. The Company recognized $3,021 and $6,522 of stock-based compensation related to the 15% discount for the three and six months ended June 30, 2013, respectively. The Company recognized $6,186 and $10,576 of stock-based compensation related to the 15% discount for the three and six months ended June 30, 2012, respectively.

Note 12. Fair Value Measurement

Valuation Hierarchy

The accounting standard of the Financial Accounting Standards Board (“FASB”) for fair value measurements establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the six months ended June 30, 2013.

	Total Carrying Value	Quoted prices in active markets (Level1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2013	$36,387,536	$36,387,536	$-	$-
December 31, 2012	$15,152,226	$15,152,226	$-	$-

Note 13.    Net Loss Per Common Share

        Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

        The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise or issuance of these common stock equivalents outstanding at June 30, 2013 would dilute earnings per share if the Company becomes profitable in the future. The exercise of the outstanding stock options and warrants could potentially generate proceeds up to approximately $11,866,000 if exercised by the holder for cash.

Stock options	3,508,755
Restricted stock	15,000
Warrants	450,000
Total	3,973,755

Note 14.    Commitments

Operating Lease Obligations

The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through December 2020. Certain of these operating leases include extensions, at the Company's option, for additional terms ranging from 1 to 25 years. Amounts associated with the extension periods have not been included in the table below as it is not presently determinable which options, if any, the Company will elect to exercise. As of June 30, 2013, total future operating lease obligations were as follows:

Remainder of 2013	$9,251,681
2014	15,996,763
2015	15,069,835
2016	13,775,766
2017	8,186,874
Thereafter	1,604,430
$63,885,349

Rent expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Points of Presence	$1,715,204	$1,416,058	$3,340,906	$2,704,775
Street level rooftops	2,585,804	991,941	5,049,902	1,600,317
Corporate	121,519	117,719	245,276	239,238
Other	105,351	96,470	225,229	194,219
	$4,527,878	$2,622,188	$8,861,313	$4,738,549

Rent expenses related to rent for Points of Presence (“POPs”), street level rooftops and other were included in cost of revenues in the Company’s condensed consolidated statements of operations. Rent expense related to our corporate offices was included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease Obligations

The Company has entered into capital leases to acquire property and equipment expiring through March 2018. As of June 30, 2013, total future capital lease obligations were as follows:

Remainder of 2013	$508,116
2014	997,824
2015	908,344
2016	655,754
2017	391,305
Thereafter	53,923
$3,515,266
Less: Interest expense	(518,887)
Total capital lease obligations	$2,996,379
Current	$811,559
Long-term	$2,184,820

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

	Three Months Ended June 30, 2013
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$8,061,156	$196,508	$-	$(45,489)	$8,212,175

Operating Expenses
Cost of revenues (exclusive of depreciation)	2,491,987	2,874,842	38,951	(45,489)	5,360,291
Depreciation and amortization	2,836,979	911,325	187,522	-	3,935,826
Customer support services	179,128	56,660	751,925	-	987,713
Sales and marketing	1,322,233	111,209	90,362	-	1,523,804
General and administrative	170,710	144,750	2,320,573	-	2,636,033
Total Operating Expenses	7,001,037	4,098,786	3,389,333	(45,489)	14,443,667
Operating Income (Loss)	$1,060,119	$(3,902,278)	$(3,389,333)	$-	$(6,231,492)

Capital expenditures	$1,028,311	$232,819	$46,033	$-	$1,307,163

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2013
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$16,247,892	$354,984	$-	$(91,478)	$16,511,398

Operating Expenses
Cost of revenues (exclusive of depreciation)	4,923,318	5,666,971	92,121	(91,478)	10,590,932
Depreciation and amortization	5,656,588	1,775,437	374,888	-	7,806,913
Customer support services	357,017	159,938	1,618,317	-	2,135,272
Sales and marketing	2,619,174	158,257	187,229	-	2,964,660
General and administrative	317,607	334,934	5,121,091	-	5,773,632
Total Operating Expenses	13,873,704	8,095,537	7,393,646	(91,478)	29,271,409
Operating Income (Loss)	$2,374,188	$(7,740,553)	$(7,393,646)	$-	$(12,760,011)

Capital expenditures	$2,115,783	$369,019	$149,326	$-	$2,634,128

As of June 30, 2013
Property and equipment, net	$24,477,899	$12,739,109	$1,910,097	$-	$39,127,105
Total assets	$32,348,914	$14,916,880	$38,404,977	$-	$85,670,771

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the six months ended June 30, 2013. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

In some cases, you can identify forward-looking statements by terminology such as “may,’’ “will,’’ “should,’’ “could,’’ “expects,’’ “plans,’’ “intends,’’ “anticipates,’’ “believes,’’ “estimates,’’ “predicts,’’ “potential,’’ or “continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place too much reliance on these forward-looking statements which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q.

Non-GAAP Measures and Reconciliations to GAAP Measures

We prepare our financial statements in accordance with generally accepted accounting principles (“GAAP”). We use certain Non-GAAP measures to monitor our business performance and that of our segments. These Non-GAAP measures are not recognized under GAAP. Accordingly, investors are cautioned about using or relying on these measures as alternatives to recognized GAAP measures. Our methods of calculating these measures may not be comparable to similar measures presented by other companies.

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

Costs of revenues consists of expenses that are directly related to providing services to our customers, including Core Network expenses (tower and street-level rooftop rents and utilities, bandwidth costs, maintenance and other) and Customer Network expenses (customer maintenance, non-installation fees and other customer specific expenses). We collectively refer to Core Network and Customer Network as our "Network," and Core Network costs and Customer Network costs as "Network Costs." When we first enter a new market, or expand in an existing market, we are required to incur up-front costs in order to be able to provide services to commercial customers. We refer to these activities as establishing a "Network Presence." For the Fixed Wireless segment, these costs include constructing Points-of-Presence ("PoPs") in buildings in which we have a lease agreement ("Company Locations") where we install a substantial amount of equipment in order to connect numerous customers to the Internet. For the Shared Wireless Infrastructure segment, these costs include installing numerous access points, backhaul and other equipment on street level rooftops that we refer to as "Hotzones." The costs to build PoPs and construct Hotzones are capitalized and expensed over a five year period. In addition, we also enter into tower and roof rental agreements, secure bandwidth and incur other Network Costs. Once we have established a Network Presence in a new market or expanded our Network Presence in an existing market, we are capable of servicing a significant number of customers through that Network Presence. The variable cost to add new customers is relatively modest, especially compared to the up-front cost of establishing or expanding our Network Presence. As a result, our gross margins in a market normally increase over time as we add new customers in that market. However, we may experience variability in gross margins during periods in which we are expanding our Network Presence in a market.

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

Overview – Fixed Wireless

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

Market Information – Fixed Wireless

As of June 30, 2013, we operated in thirteen metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Houston, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a Network Presence in a new market.  These costs include building PoPs and incurring Network Costs.  Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period. We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model, the operating performance of our mature markets, and the long-term potential for our newer markets. Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

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

We entered the Houston market in February 2013 through the acquisition of Delos.

Three months ended June 30, 2013

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$2,046,981	$514,043	$1,532,938	$349,208	$1,183,730
Boston	1,628,247	383,026	1,245,221	218,466	1,026,755
New York	1,940,048	649,242	1,290,806	356,721	934,085
Chicago	820,014	271,901	548,113	107,120	440,993
Miami	390,716	105,392	285,324	85,851	199,473
Houston	180,254	57,471	122,783	30,022	92,761
Las Vegas-Reno	273,887	156,045	117,842	25,937	91,905
San Francisco	320,043	119,155	200,888	111,196	89,692
Providence/Newport	113,728	49,936	63,792	18,621	45,171
Seattle	93,702	53,298	40,404	17,322	23,082
Philadelphia	40,052	19,311	20,741	15,283	5,458
Dallas-Fort Worth	162,348	100,040	62,308	66,339	(4,031)
Nashville	5,647	13,127	(7,480)	2,859	(10,339)
Total	$8,015,667	$2,491,987	$5,523,680	$1,404,945	$4,118,735

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$4,118,735
Fixed wireless, non-market specific
Other expenses	(267,126)
Depreciation and amortization	(2,836,979)
Shared wireless infrastructure, net	(3,856,789)
Corporate	(3,389,333)
Other income (expense)	342
Net loss	$(6,231,150)

Three months ended June 30, 2012

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Boston	$1,747,604	$365,383	$1,382,221	$224,282	$1,157,939
New York	1,842,371	576,164	1,266,207	280,881	985,326
Los Angeles	1,925,959	635,189	1,290,770	376,904	913,866
Chicago	938,237	278,794	659,443	192,586	466,857
Miami	406,234	92,081	314,153	94,837	219,316
San Francisco	409,621	121,058	288,563	76,141	212,422
Las Vegas-Reno	396,870	152,561	244,309	45,983	198,326
Providence-Newport	125,115	44,697	80,418	32,988	47,430
Seattle	115,229	53,184	62,045	22,224	39,821
Nashville	10,274	14,836	(4,562)	8,771	(13,333)
Philadelphia	24,528	16,605	7,923	22,897	(14,974)
Dallas-Fort Worth	161,279	91,864	69,415	89,716	(20,301)
Total	$8,103,321	$2,442,416	$5,660,905	$1,468,210	$4,192,695

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$4,192,695
Fixed wireless, non-market specific
Other expenses	(242,004)
Depreciation and amortization	(2,722,160)
Non-core expenses	(1,923,364)
Corporate	(4,018,958)
Other income (expense)	(44,868)
Net loss	$(4,758,659)

Six months ended June 30, 2013

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$4,116,805	$1,073,253	$3,043,552	$731,229	$2,312,323
Boston	3,297,685	741,172	2,556,513	405,220	2,151,293
New York	3,825,913	1,251,467	2,574,446	690,032	1,884,414
Chicago	1,733,214	582,071	1,151,143	216,358	934,785
Miami	768,063	204,653	563,410	169,876	393,534
Las Vegas-Reno	662,062	306,887	355,175	63,576	291,599
San Francisco	622,673	226,105	396,568	191,012	205,556
Houston	233,239	80,198	153,041	41,030	112,011
Providence/Newport	241,096	99,211	141,885	36,832	105,053
Seattle	230,739	104,343	126,396	51,140	75,256
Philadelphia	79,992	37,348	42,644	37,810	4,834
Dallas-Fort Worth	333,700	188,819	144,881	141,799	3,082
Nashville	11,233	27,791	(16,558)	7,107	(23,665)
Total	$16,156,414	$4,923,318	$11,233,096	$2,783,021	$8,450,075

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$8,450,075
Fixed wireless, non-market specific
Other expenses	(510,777)
Depreciation and amortization	(5,656,588)
Shared wireless infrastructure, net	(7,649,075)
Corporate	(7,393,646)
Other income (expense)	902,555
Net loss	$(11,857,456)

Six months ended June 30, 2012

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Boston	$3,436,129	$759,325	$2,676,804	$490,068	$2,186,736
Los Angeles	3,893,067	1,204,043	2,689,024	717,086	1,971,938
New York	3,490,157	1,077,260	2,412,897	587,274	1,825,623
Chicago	1,799,226	536,218	1,263,008	336,349	926,659
Miami	825,140	180,409	644,731	196,461	448,270
Las Vegas-Reno	828,716	305,804	522,912	86,019	436,893
San Francisco	787,002	216,621	570,381	160,221	410,160
Providence-Newport	233,255	85,029	148,226	63,535	84,691
Seattle	231,127	112,675	118,452	45,806	72,646
Dallas-Fort Worth	330,539	174,372	156,167	167,374	(11,207)
Nashville	19,607	28,039	(8,432)	17,505	(25,937)
Philadelphia	48,415	32,706	15,709	45,081	(29,372)
Total	$15,922,380	$4,712,501	$11,209,879	$2,912,779	$8,297,100

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$8,297,100
Fixed wireless, non-market specific
Other expenses	(386,715)
Depreciation and amortization	(5,508,985)
Non-core expenses	(3,223,218)
Corporate	(8,262,037)
Other income (expense)	(54,936)
Net loss	$(9,138,791)

Overview - Shared Wireless Infrastructure

Our Shared Wireless Infrastructure segment offers a range of rental options on street level rooftops related to (i) the installation of customer owned Small Cells, (ii) the offloading of mobile data, and (iii) backhaul, power and other related telecommunications. To date, our operating activities have been primarily focused in New York City, and to a lesser degree, San Francisco, Chicago, and Southern Florida. Costs incurred to establish and operate this business segment include (a) rent payments under lease agreements which provide us with the right to install wireless technology equipment and (b) construction of a carrier-class network to offload data traffic.

In June 2013, we entered into a Wi-Fi service agreement (the “Agreement”) with a major cable operator (the “Cable Operator”). The Agreement provides leased access to certain access points, primarily within New York City and Bergen County, New Jersey. The Cable Operator has a limited right to expand access in other of our markets. The term of the Agreement is for an initial five year period which includes automatic renewals for two one year periods.

Supplemental Segment Information

Operating information about each segment in accordance with GAAP is disclosed in Note 15 of the financial statements. In addition, we use other non-GAAP measurements to assess the operating performance of each segment. These non-GAAP financial measures are commonly used by investors, financial analysts, and rating agencies. Management believes that these non-GAAP financial measures should be available so that investors have the same data that management employs in assessing our overall operations.

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

Net Cash Flow is another commonly used non-GAAP financial measure. Net Cash Flow is defined as Adjusted EBITDA less capital expenditures.

Three months ended June 30, 2013

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$1,060,119	$(3,902,278)	$(3,389,333)	$(6,231,492)
Depreciation and amortization	2,836,979	911,325	187,522	3,935,826
Stock-based compensation	-	-	270,895	270,895
Loss on property and equipment	14,874	2,310	-	17,184
Loss on non-monetary transactions	64,974	-	-	64,974
Non-recurring expenses, primarily acquisition-related	-	-	47,415	47,415
Adjusted EBITDA	3,976,946	(2,988,643)	(2,883,501)	(1,895,198)
Less: Capital expenditures	1,028,311	232,819	46,033	1,307,163
Net Cash Flow	$2,948,635	$(3,221,462)	$(2,929,534)	$(3,202,361)

Reconciliation of Adjusted EBITDA, Segment Basis to Net Loss

Adjusted EBITDA	$(1,895,198)
Depreciation and amortization	(3,935,826)
Non-recurring expenses, primarily acquisition-related	(47,415)
Stock-based compensation	(270,895)
Loss on property and equipment	(17,184)
Loss on non-monetary transactions	(64,974)
Operating Income (Loss)	(6,231,492)
Interest income	123
Interest expense	(58,793)
Gain on business acquisition	62,642
Other income (expense), net	(3,630)
Net loss	$(6,231,150)

Reconciliation of Net Cash Flow, Segment Basis to Net Cash Used in Operating Activities

Net cash flow, segment basis	$(3,202,361)
Capital expenditures	1,307,163
Non-recurring expenses, primarily acquisition-related	(47,415)
Changes in operating assets and liabilities, net	(266,373)
Other, net	(96,216)
Net cash used in operating activities	$(2,305,202)

     Six Months Ended June 30, 2013

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$2,374,188	$(7,740,553)	$(7,393,646)	$(12,760,011)
Depreciation and amortization	5,656,588	1,775,437	374,888	7,806,913
Stock-based compensation	-	-	667,376	667,376
Loss on property and equipment	54,101	5,034	-	59,135
Loss on non-monetary transactions	142,158	-	-	142,158
Non-recurring expenses, primarily acquisition-related	-	-	112,815	112,815
Adjusted EBITDA	8,227,035	(5,960,082)	(6,238,567)	(3,971,614)
Less: Capital expenditures	2,115,783	369,019	149,326	2,634,128
Net Cash Flow	$6,111,252	$(6,329,101)	$(6,387,893)	$(6,605,742)

Reconciliation of Adjusted EBITDA, Segment Basis to Net Loss

Adjusted EBITDA	$(3,971,614)
Depreciation and amortization	(7,806,913)
Non-recurring expenses, primarily acquisition-related	(112,815)
Stock-based compensation	(667,376)
Loss on property and equipment	(59,135)
Loss on non-monetary transactions	(142,158)
Operating Income (Loss)	(12,760,011)
Interest income	277
Interest expense	(94,561)
Gain on business acquisition	1,004,099
Other income (expense), net	(7,260)
Net loss	$(11,857,456)

Reconciliation of Net Cash Flow, Segment Basis to Net Cash Used in Operating Activities

Net cash flow, segment basis	$(6,605,742)
Capital expenditures	2,634,128
Non-recurring expenses, primarily acquisition-related	(112,815)
Changes in operating assets and liabilities, net	(2,401,916)
Other, net	(241,582)
Net cash used in operating activities	$(6,727,927)

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues. Revenues totaled $8,212,175 during the three months ended June 30, 2013 compared to $8,103,321 during the three months ended June 30, 2012 representing an increase of $108,854, or 1%. This increase was primarily related to an increase in shared wireless revenues of approximately $69,000 and an increase in fixed wireless revenues of approximately $40,000.

Average revenue per user (“ARPU”) for the Fixed Wireless segment as of June 30, 2013 totaled $740 compared to $708 as of June 30, 2012 representing an increase of $32, or 5%. ARPU for new customers for the quarter ended June 30, 2013 totaled $640 compared to $477 for the quarter ended June 30, 2012 representing an increase of $163, or 34%. The increase in ARPU primarily related to customers upgrading to higher bandwidth service which generates higher monthly recurring revenue (“MRR”). In addition, the customers acquired from Delos in February 2013 had an ARPU of $864 compared to $721 for our existing customer base which had the effect of increasing our post-acquisition ARPU by $3.

Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 2.37% for the three months ended June 30, 2013 compared to 1.65% for the three months ended June 30, 2012. During the 2013 period, we experienced a higher than normal level of customers who terminated service because they were acquired by a company which had existing bandwidth relationships. In addition, the consistent increase in customer ARPU over the past five quarters has adversely affected our churn rate as the relative impact of each cancellation is more significant. Our goal is to maintain churn levels between 1.40% and 1.70% which we believe is below industry averages of 2.00%. Prior to the quarter ended June 30, 2013, we had reported churn levels within our target range for 14 consecutive quarters. We believe that churn will return to its historical levels in the second half of 2013.

Cost of Revenues.    Cost of revenues totaled $5,360,291 for the three months ended June 30, 2013 compared to $3,723,292 for the three months ended June 30, 2012 representing an increase of $1,636,999, or 44%. On a consolidated basis, gross margin for the three months ended June 30, 2013 was 35% as compared to 54% for the three months ended June 30, 2012 representing a decrease of 19 percentage points.  Higher rent expense associated with both PoPs for the fixed wireless network and street level rooftops for the shared wireless infrastructure network increased cost of revenues by $1,979,233 and reduced gross margin by 24 percentage points.  These increases were partially offset by lower Customer Network and other costs which decreased by $342,235 and benefited gross margin by 4 percentage points.

Depreciation and Amortization.    Depreciation and amortization totaled $3,935,826 for the three months ended June 30, 2013 compared to $3,348,283 for the three months ended June 30, 2012 representing an increase of $587,543, or 18%. Depreciation expense totaled $3,117,847 for the three months ended June 30, 2013 compared to $2,469,488 for the three months ended June 30, 2012 representing an increase of $648,359, or 26%. The gross base of depreciable assets as of June 30, 2013 increased by $13,629,458, or 21%, compared to June 30, 2012. The increase in the depreciable base during the twelve months ended June 30, 2013 reflects continued growth in our fixed wireless network (approximately $6,579,000), spending on our shared wireless infrastructure (approximately $5,636,000) and additions resulting from acquisitions (approximately $808,000).

Amortization expense totaled $817,979 for the three months ended June 30, 2013 compared to $878,795 for the three months ended June 30, 2012 representing a decrease of $60,816, or 7%. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods. The decrease was primarily related to intangible assets associated with the acquisition of Pipeline Wireless LLP (“Pipeline”) which became fully amortized in May 2012. The decrease was partially offset by amortization expense associated with the Delos acquisition which began in February 2013.

Customer Support Services.    Customer support services totaled $987,713 for the three months ended June 30, 2013 compared to $1,238,164 for the three months ended June 30, 2012 representing a decrease of $250,451, or 20%. Average headcount totaled 70 during the 2013 period as compared to 83 during the 2012 period representing a decrease of 13, or 16%.

Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2013 totaled $1,523,804 compared to $1,554,339 for the three months ended June 30, 2012 representing a decrease of $30,535, or 2%. This decrease was primarily related to a decrease in commissions paid to sales personnel of approximately $30,000.

General and Administrative.    General and administrative expenses totaled $2,636,033 for the three months ended June 30, 2013 compared to $2,953,034 for the three months ended June 30, 2012 representing a decrease of $317,001, or 11%. The decrease primarily related to lower payroll and stock-based compensation costs of approximately $238,000 and $121,000, respectively.

Interest Income. Interest income for the three months ended June 30, 2013 totaled $123 compared to $14,011 for the three months ended June 30, 2012 representing a decrease of $13,888, or 99%. The decrease in the 2013 period compared to the 2012 period related to a decision to apply earnings credits against bank charges rather than be paid interest income as it yielded a higher net benefit to the Company.

Interest Expense.    Interest expense for the three months ended June 30, 2013 totaled $58,793 compared to $16,670 for the three months ended June 30, 2012 representing an increase of $42,123, or greater than 100%. The increase in interest expense was primarily related to additional capital leases entered into related to network equipment and information technology infrastructure.

Gain on Business Acquisition.    Gain on business acquisition totaled $62,642 for the three months ended June 30, 2013 compared to a loss of $40,079 for the three months ended June 30, 2012.  The gain recognized in the 2013 period relates to the acquisition of Delos in February 2013. The loss recognized in the 2012 period represents the final purchase price adjustment of Color Broadband Communications (“Color Broadband”) in May 2012. The challenging economic environment during 2012 made it difficult for smaller companies like Delos to raise sufficient capital to sustain their growth.  As a result, we were able to acquire the customer relationships and wireless network of Delos at a discounted price.

Net Loss.    Net loss for the three months ended June 30, 2013 totaled $6,231,150 compared to $4,758,659 for the three months ended June 30, 2012 representing an increase of $1,472,491, or 31%. Revenues increased by $108,854, or 1%, while operating expenses increased by $1,626,555, or 13%.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues. Revenues totaled $16,511,398 during the six months ended June 30, 2013 compared to $15,922,380 during the six months ended June 30, 2012 representing an increase of $589,018, or 4%. Fixed wireless revenues increased by approximately $343,000, or 2%, primarily related to an increase in ARPU from $708 in the 2012 period to $740 in the 2013 period.  In addition, revenues from temporary connections increased by approximately $125,000, or 27%, in the 2013 period as compared to the 2012 period. Shared wireless revenue increased by approximately $121,000, or greater than 100%, in the six months ended June 30, 2013 compared to the six months ended June 20, 2012.

Cost of Revenues.    Cost of revenues totaled $10,590,932 for the six months ended June 30, 2013 compared to $6,796,059 for the six months ended June 30, 2012 representing an increase of $3,794,873, or 56%. On a consolidated basis, gross margin for the six months ended June 30, 2013 was 36% as compared to 57% for the six months ended June 30, 2012 representing a decrease of 21 percentage points.  Higher rent expense associated with both PoPs for the fixed wireless network and street level rooftops for the shared wireless infrastructure network increased cost of revenues by $4,262,054 and reduced gross margin by 26 percentage points.  These increases were partially offset by lower Customer Network and other costs which decreased by $467,180 and benefited gross margin by 3 percentage points.

Depreciation and Amortization.    Depreciation and amortization totaled $7,806,913 for the six months ended June 30, 2013 compared to $6,629,362 for the six months ended June 30, 2012 representing an increase of $1,177,551, or 18%. Depreciation expense totaled $6,236,334 for the six months ended June 30, 2013 compared to $4,697,416 for the six months ended June 30, 2012 representing an increase of $1,538,918, or 33%. The gross base of depreciable assets as of June 30, 2013 increased by $13,629,458, or 21%, compared to June 30, 2012. The increase in the depreciable base during the twelve months ended June 30, 2013 reflects continued growth in our fixed wireless network (approximately $6,579,000), spending on our shared wireless infrastructure (approximately $5,636,000) and additions resulting from acquisitions (approximately $808,000).

Amortization expense totaled $1,570,579 for the six months ended June 30, 2013 compared to $1,931,946 for the six months ended June 30, 2012 representing a decrease of $361,367 or 19%. The decrease was primarily related to intangible assets associated with the acquisition of Pipeline which became fully amortized in May 2012. This decrease was partially offset by amortization expense associated with the Delos acquisition which began in February 2013.

Customer Support Services.    Customer support services totaled $2,135,272 for the six months ended June 30, 2013 compared to $2,400,129 for the six months ended June 30, 2012 representing a decrease of $264,857, or 11%.   Average headcount totaled 74 during the 2013 period as compared to 81 during the 2012 period representing a decrease of 7, or 9%.

Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2013 totaled $2,964,660 compared to $3,036,328 for the six months ended June 30, 2012 representing a decrease of $71,668, or 2%. This decrease was primarily related to a decrease in commissions paid to sales personnel of approximately $79,000.

General and Administrative.    General and administrative expenses totaled $5,773,632 for the six months ended June 30, 2013 compared to $6,144,357 for the six months ended June 30, 2012 representing a decrease of $370,725, or 6%. On a functional basis, decreases in acquisition costs (approximately $263,000), stock-based compensation (approximately $248,000) and bad debt (approximately $109,000) were offset by an increase in professional services (approximately $228,000).

Interest Income. Interest income for the six months ended June 30, 2013 totaled $277 compared to $31,189 for the six months ended June 30, 2012 representing a decrease of $30,912, or 99%. The decrease in the 2013 period compared to the 2012 period related to a decision to apply earnings credits against bank charges rather than be paid interest income as it yielded a higher net benefit to the Company.

Interest Expense.    Interest expense for the six months ended June 30, 2013 totaled $94,561 compared to $38,986 for the six months ended June 30, 2012 representing an increase of $55,575, or greater than 100%. The increase in interest expense was primarily related to additional capital leases entered into related to network equipment and information technology infrastructure.

Gain on Business Acquisition.    Gain on business acquisition totaled $1,004,099 for the six months ended June 30, 2013 compared to a loss of $40,079 for the six months ended June 30, 2012.  The gain recognized in the 2013 period relates to the acquisition of Delos in February 2013. The loss recognized in the 2012 period represents the final purchase price adjustment related to the acquisition of Color Broadband in May 2012. The challenging economic environment during 2012 made it difficult for smaller companies like Delos to raise sufficient capital to sustain their growth.  As a result, we were able to acquire the customer relationships and wireless network of Delos at a discounted price.

Net Loss.    Net loss for the six months ended June 30, 2013 totaled $11,857,456 compared to $9,138,791 for the six months ended June 30, 2012 representing an increase of $2,718,665, or 30%. Revenues increased by $589,018, or 4%, while operating expenses increased by $4,265,174, or 17%. In addition, non-operating income, primarily related to gains on a business acquisition, totaled $902,555 for the six months ended June 30, 2013 compared to non-operating expense of $54,936 for the six months ended June 30, 2012.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Changes in capital resources during the six months ended June 30, 2013 and 2012 are described below.

Net Cash Used in Operating Activities.    Net cash used in operating activities for the six months ended June 30, 2013 totaled $6,727,927 compared to $3,059,005 for the six months ended June 30, 2012 representing an increase of $3,668,922, or greater than 100%. Cash used in operations for the six months ended June 30, 2013 totaled $4,326,011 as compared to $1,407,155 for the six months ended June, 30, 2012. Changes in operating assets and liabilities generally represent timing differences regarding payments and receipts, and are normally not indicative of operating results.  Changes in operating assets and liabilities used cash of $2,401,916 during the six months ended June 30, 2013 as compared to $1,651,850 for the six months ended June 30, 2012.

Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended June 30, 2013 totaled $2,450,492 compared to $10,144,525 for the six months ended June 30, 2012 representing a decrease of $7,694,033, or 76%. Capital expenditures for the fixed wireless segment decreased from $5,500,445 in the 2012 period to $1,896,393 in the 2013 period representing a reduction of $3,604,052, or 66%. During the 2012 period, we upgraded the fixed wireless network acquired in connection with the acquisition of Color Broadband and also added additional capacity in order to be able to provide backhaul services to the shared wireless infrastructure network. Capital expenditures for the shared wireless infrastructure segment decreased from $4,065,297 in the 2012 period to $187,840 in the 2013 period representing a reduction of $3,877,457, or 95%. During the 2012 period, our wholly owned subsidiary, Hetnets Tower Corporation, substantially completed the construction of a carrier class network to offload data traffic and offer access for small cells.

Net Cash Provided by (Used In) Financing Activities.  Net cash provided by financing activities for the six months ended June 30, 2013 totaled $30,413,729 compared to net cash used in financing activities of $53,162 for the six months ended June 30, 2012, representing an increase of $30,466,891, or greater than 100%. The increase was primarily related to net proceeds of $30,499,336 received in the first quarter of 2013 from the sale of 11,000,000 shares of our common stock at a public offering price of $3.00 per share.

Acquisition of Delos. In February 2013, we completed the acquisition of Delos which was based in the Houston, Texas area. The aggregate consideration for the acquisition included (i) approximately $225,000 in cash, (ii) 385,124 shares of common stock with a fair value of approximately $951,000 based on the market price of our common stock on the closing date, and (iii) approximately $166,000 in assumed liabilities. The acquisition of Delos was a business combination accounted for under the acquisition method.

Underwritten Offering. In the first quarter of 2013, we completed an underwritten offering of 11,000,000 shares of our common stock at a public offering price of $3.00 per share. The total gross proceeds of the offering were $33,000,000. Net proceeds were $30,499,336, after underwriting discounts, commissions and offering expenses.

Working Capital.    As of June 30, 2013, we had working capital of $33,393,379. Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of June 30, 2013:

	Payments due by period
	Total	2013	2014	2015	2016	2017	Thereafter
Capital leases	$3,515,266	$508,116	$997,824	$908,344	$655,754	$391,305	$53,923
Operating leases	63,885,349	9,251,681	15,996,763	15,069,835	13,775,766	8,186,874	1,604,430
Deferred payments	182,935	99,783	83,152	-	-	-	-
Other	160,297	136,701	11,627	11,627	342	-	-
Total	$67,743,847	$9,996,281	$17,089,366	$15,989,806	$14,431,862	$8,578,179	$1,658,353

Capital Lease Obligations. We have entered into capital leases to acquire property and equipment expiring through March 2018.

Operating Leases. We have entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through December 2020. Certain of these operating leases include extensions, at our option, for additional terms ranging from 1 to 25 years. Amounts associated with the extension periods have not been included in the table above as it is not presently determinable which options, if any, we will elect to exercise.

Deferred Payments. We are making deferred payments to Pipeline as part of the consideration paid for the acquisition. There were 11 monthly payments of approximately $16,630 remaining as of June 30, 2013.

Other. During the first quarter of 2013, we renewed a one year information technology infrastructure support agreement. The agreement became effective at the end of the first quarter of 2013. The monthly payments are approximately $43,000 and will be paid on a quarterly basis through the fourth quarter of 2013.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, we utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving appropriate consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates which may impact the comparability of our results of operations to other companies in our industry. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation, or are fundamentally important to our business.

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

Business Acquisitions. Business combinations are accounted for using the acquisition method. The cost of an acquisition is measured as the fair value of the consideration transferred on the acquisition date.  When we acquire a business, we assess the acquired assets and liabilities assumed for the appropriate classification and designation in accordance with the contractual terms, economic circumstances and pertinent conditions at the acquisition date. The excess of the total consideration transferred over the net amount of the identifiable assets acquired and liabilities assumed is recognized as goodwill.  If the total consideration is lower than the net amount of the identifiable net assets acquired and liabilities assumed, the difference is recognized as a gain on business acquisition. Acquisition costs are expensed and included in general and administrative expenses in our condensed consolidated statements of operations.

Goodwill. Goodwill represents the excess of the total consideration transferred over the net amount of identifiable assets acquired and liabilities assumed in an acquisition. Goodwill is not amortized but rather is reviewed annually for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable. We initially perform a qualitative assessment of goodwill which considers macro-economic conditions, industry and market trends, and the current and projected financial performance of the reporting unit.  No further analysis is required if it is determined that there is a less than 50 percent likelihood that the carrying value is greater than the fair value.

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

Off-Balance Sheet Arrangements.    We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as ““Special Purposes Entities.’’

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices.  Our primary market risk relates to interest rates.  At June 30, 2013, all cash and cash equivalents are immediately available cash balances.  A portion of our cash and cash equivalents are held in three institutional money market funds.   Our interest rate risk exposure is to a decline in interest rates which would result in a decline in interest income. Due to our current market yields, a further decline in interest rates would not have a material impact on earnings.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ““Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) related notes to these financial statements. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: August 8, 2013	By:	/s/ Jeffrey M. Thompson

Jeffrey M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joseph P. Hernon

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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) related notes to these financial statements. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.