Form 10-Q
period 2013-09-30
TOWERSTREAM CORP
filed 2013-11-12
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 7, 2013, there were 66,419,380 shares of common stock, par value $0.001 per share, outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2013 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15-25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	26

Item 4.	Controls and Procedures.	26

Part II	OTHER INFORMATION

Item 6.	Exhibits.	27

i

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$32,793,977	$15,152,226
Accounts receivable, net	868,811	609,302
Prepaid expenses and other current assets	1,043,730	943,420
Total Current Assets	34,706,518	16,704,948

Property and equipment, net	38,186,083	41,982,210

Intangible assets, net	3,794,087	4,548,177
Goodwill	1,674,281	1,674,281
Other assets	1,888,116	2,200,098
Total Assets	$80,249,085	$67,109,714

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$721,578	$1,163,442
Accrued expenses	2,444,408	2,986,020
Deferred revenues	1,379,580	1,457,464
Current maturities of capital lease obligations	809,934	775,087
Other	103,107	235,018
Total Current Liabilities	5,458,607	6,617,031

Long-Term Liabilities
Capital lease obligations, net of current maturities	1,991,152	2,387,674
Other	258,463	301,101
Total Long-Term Liabilities	2,249,615	2,688,775
Total Liabilities	7,708,222	9,305,806

Commitments (Note 14)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 95,000,000 shares authorized; 66,419,380 and 54,670,712 shares issued and outstanding, respectively	66,420	54,671
Additional paid-in-capital	153,844,182	121,118,127
Accumulated deficit	(81,369,739)	(63,368,890)
Total Stockholders' Equity	72,540,863	57,803,908
Total Liabilities and Stockholders' Equity	$80,249,085	$67,109,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$8,400,664	$8,127,507	$24,912,061	$24,049,887

Operating Expenses
Cost of revenues (exclusive of depreciation)	5,772,664	4,443,991	16,363,595	11,240,050
Depreciation and amortization	3,846,644	3,399,442	11,653,557	10,028,804
Customer support services	892,710	1,173,432	3,027,982	3,573,561
Sales and marketing	1,368,628	1,561,972	4,333,288	4,598,300
General and administrative	2,600,168	2,928,653	8,373,800	9,073,010
Total Operating Expenses	14,480,814	13,507,490	43,752,222	38,513,725
Operating Loss	(6,080,150)	(5,379,983)	(18,840,161)	(14,463,838)
Other Income/(Expense)
Interest income	125	10,206	401	41,395
Interest expense	(59,738)	(37,247)	(154,298)	(76,233)
Gain on business acquisition	-	-	1,004,099	(40,079)
Other income (expense), net	(3,630)	(1,210)	(10,890)	(8,270)
Total Other Income/(Expense)	(63,243)	(28,251)	839,312	(83,187)

Net Loss	$(6,143,393)	$(5,408,234)	$(18,000,849)	$(14,547,025)

Net loss per common share – basic and diluted	$(0.09)	$(0.10)	$(0.28)	$(0.27)
Weighted average common shares outstanding – basic and diluted	66,402,499	54,403,237	64,764,085	54,361,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Nine Months Ended September 30, 2013

	Common Stock		Additional
	Shares	Amount	Paid-In- Capital	Accumulated Deficit	Total
Balance at December 31, 2012	54,670,712	$54,671	$121,118,127	$(63,368,890)	$57,803,908
Cashless exercise of options	37,770	38	(38)	-	-
Exercise of options	284,688	285	292,104	-	292,389
Issuance of common stock under employee stock purchase plan	26,086	26	65,356	-	65,382
Issuance of common stock upon vesting of restricted stock awards	15,000	15	(15)	-	-
Net proceeds from issuance of common stock	11,000,000	11,000	30,488,336	-	30,499,336
Issuance of common stock for business acquisitions	385,124	385	950,871	-	951,256
Stock-based compensation for options	-	-	885,116	-	885,116
Stock-based compensation for restricted stock	-	-	44,325	-	44,325
Net loss	-	-	-	(18,000,849)	(18,000,849)
Balance at September 30, 2013	66,419,380	$66,420	$153,844,182	$(81,369,739)	$72,540,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(18,000,849)	$(14,547,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	70,000	219,082
Depreciation and amortization	11,653,557	10,028,804
Stock-based compensation	939,200	1,353,404
Gain on business acquisition	(1,004,099)	40,079
Loss on sale and disposition of property and equipment	81,824	72,072
Deferred rent	(86,820)	(75,267)
Changes in operating assets and liabilities:
Accounts receivable	(250,270)	(230,195)
Prepaid expenses and other current assets	(100,310)	(332,872)
Other assets	353,130	(893,202)
Accounts payable	(471,399)	(304,545)
Accrued expenses	(1,411,797)	(30,674)
Deferred revenues	(137,859)	(318,999)
Total Adjustments	9,635,157	9,527,687
Net Cash Used In Operating Activities	(8,365,692)	(5,019,338)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(3,896,628)	(15,997,052)
Acquisition of a business, net of cash acquired	(222,942)	-
Proceeds from sale of property and equipment	14,779	12,850
Payments of security deposits	(39,154)	(292,209)
Deferred acquisition payments	(124,460)	(221,633)
Net Cash Used In Investing Activities	(4,268,405)	(16,498,044)

Cash Flows From Financing Activities
Payments on capital leases	(571,500)	(384,802)
Issuance of common stock upon exercise of options	292,389	312,853
Issuance of common stock under employee stock purchase plan	55,623	84,251
Repurchase of options	-	(34,986)
Net proceeds from sale of common stock	30,499,336	-
Net Cash Provided By (Used In) Financing Activities	30,275,848	(22,684)

Net Increase (Decrease) In Cash and Cash Equivalents	17,641,751	(21,540,066)

Cash and Cash Equivalents – Beginning	15,152,226	44,672,587
Cash and Cash Equivalents – Ending	$32,793,977	$23,132,521

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$154,298	$76,233
Taxes	$34,072	$18,158
Non-cash investing and financing activities:
Fair value of common stock issued (returned) in connection with an acquisition	$951,256	$(403,365)
Acquisition of property and equipment:
Under capital leases	$80,894	$2,333,006
Included in accrued expenses	$780,254	$1,590,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Nature of Business

Towerstream Corporation (referred to as ““Towerstream’’ or the ““Company’’) was incorporated in Delaware in December 1999. During its first decade of operations, the Company's business activities were focused on delivering fixed wireless broadband services to commercial customers over a wireless network transmitting over both regulated and unregulated radio spectrum. The Company's fixed wireless service supports bandwidth on demand, wireless redundancy, virtual private networks, disaster recovery, bundled data and video services. The Company provides services to approximately 3,500 business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Houston, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport. The Company's "fixed wireless business” has historically grown both organically and through the acquisition of five other fixed wireless broadband providers in various markets.

Since 2010, the Company has been exploring opportunities to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Over the past few years, a significant increase in mobile data generated by smartphones, tablets and other devices has placed tremendous demand on the networks of the carriers. This has caused the carriers to explore a wide range of solutions including (i) acquiring additional spectrum, (ii) employing Wi-Fi to offload data traffic and (iii) utilizing small cell technologies to increase capacity and coverage in dense urban areas. During this period, the Company incurred various costs related to identifying possible new solutions and services. These costs included rent payments under lease agreements which provide the Company with the right to install wireless technology equipment on the rooftops of buildings. The Company refers to these locations as "street level rooftops" because Wi-Fi and small cell technologies are required to be close to the ground, and therefore, the buildings are often one to two stories high. The Company also incurred costs to construct a carrier-class network to offload data traffic. The Company has entered into the lease agreements and commenced these capital projects for the purpose of securing capacity that it believes is needed to maintain its competitive position in the wireless industry. The Company believes that the wireless communications industry is experiencing a fundamental shift from its traditional, macro-cellular architecture to densified small cell architecture where existing cell sites will be supplemented by many smaller base stations operating near street level. The Company also believes that Wi-Fi will be an integral component of small cell architecture.

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”).  Hetnets plans to utilize the carrier-class network constructed on the street level rooftops to generate rental income from four separate sources including (i) rental of space on street level rooftops for the installation of customer owned small cells which includes Wi-Fi antennae, DAS, and Metro and Pico cells, (ii) rental of a channel on Hetnets’ Wi-Fi network for internet access and the offloading of mobile data, (iii) rental of a port for backhaul or transport, and (iv) power and other related services. The Company refers to the activities of Hetnets as its “shared wireless infrastructure” (or “shared wireless”) business.

In June 2013, Hetnets entered into a Wi-Fi service agreement (the “Agreement”) with a major cable operator (the “Cable Operator”). The Agreement provides leased access to certain access points, primarily within New York City and Bergen County, New Jersey. The Cable Operator has a limited right to expand access in other Hetnets’ markets. The term of the Agreement is for an initial three year period, and provides for automatic renewals for two, one year periods.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2013 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full fiscal year or for any future period.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents.    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits. As of September 30, 2013, the Company had cash and cash equivalent balances of approximately $24,777,000 in excess of the federally insured limit of $250,000.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning of period	$162,678	$275,070	$190,109	$262,525
Additions	10,000	50,000	70,000	219,082
Deductions	(39,552)	(113,656)	(126,983)	(270,193)
End of period	$133,126	$211,414	$133,126	$211,414

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

Fair value of consideration transferred:
Cash	$225,000
Common stock (385,124 shares)	951,256
Capital lease obligations assumed	128,929
Other liabilities assumed	36,733
Total consideration transferred		1,341,918

Fair value of identifiable assets acquired and liabilities assumed:
Cash	2,058
Accounts receivable	79,238
Property and equipment	807,700
Security deposits	1,993
Accounts payable	(29,536)
Deferred revenue	(59,975)
Other liabilities	(89,930)
Total identifiable net tangible assets		711,548
Customer relationships		1,634,469
Total identifiable net assets		2,346,017
Gain on business acquisition		$1,004,099

The Company recognized a gain on business acquisition of $1,004,099 which is included in other income (expense) in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2013. The challenging economic environment during 2012 made it difficult for smaller companies like Delos to raise sufficient capital to sustain their growth.  As a result, the Company was able to acquire the customer relationships and wireless network of Delos at a discounted price.

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

Pro Forma Information

The following table reflects the unaudited pro forma consolidated results of operations had the acquisition of Delos taken place at the beginning of the 2013 and 2012 periods:

Three Months Ended September 30, 2012

Revenues	$8,296,362
Amortization expense	817,979
Total operating expenses	13,765,459
Net loss	(5,497,348)
Basic net loss per share	$(0.10)

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30,
	2013	2012
Revenues	$25,024,631	$24,556,452
Amortization expense	2,453,937	2,946,061
Total operating expenses	43,924,201	39,287,631
Net loss	(18,060,258)	(14,814,366)
Basic net loss per share	$(0.28)	$(0.27)

The pro forma information presented above does not purport to present what actual results would have been had the acquisition actually occurred at the beginning of 2013 and 2012 and are not necessarily indicative of the operating results for any future period.

Note 4.    Property and Equipment

Property and equipment is comprised of:

	September 30, 2013	December 31, 2012
Network and base station equipment	$31,994,152	$28,983,284
Customer premise equipment	23,427,912	23,036,057
Shared wireless infrastructure	17,889,725	17,232,566
Information technology	4,208,769	3,863,212
Furniture, fixtures and other	1,607,038	1,598,979
Leasehold improvements	789,392	789,392
	79,916,988	75,503,490
Less: accumulated depreciation	41,730,905	33,521,280
Property and equipment, net	$38,186,083	$41,982,210

Depreciation expense for the three months ended September 30, 2013 and 2012 was $3,028,665 and $2,679,531, respectively. Depreciation expense for the nine months ended September 30, 2013 and 2012 was $9,264,999 and $7,376,947, respectively. The Company sold or disposed of property and equipment with $1,151,978 of original cost and $1,055,375 of accumulated depreciation during the nine months ended September 30, 2013 which resulted in $14,779 received in proceeds and $81,824 recognized as loss on disposals. The Company sold or disposed of property and equipment with $356,915 of original cost and $271,993 of accumulated depreciation during the nine months ended September 30, 2012 which resulted in $12,850 received in proceeds and $72,072 recognized as loss on disposals. Loss on disposals is included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	September 30, 2013	December 31, 2012
Network and base station equipment	$828,027	$736,612
Customer premise equipment	96,843	59,330
Shared wireless infrastructure	1,216,142	1,216,142
Information technology	1,860,028	1,779,135
	4,001,040	3,791,219
Less: accumulated depreciation	1,133,614	541,800
Property acquired through capital leases, net	$2,867,426	$3,249,419

Note 5. Intangible Assets

Intangible assets consist of the following:

	September 30, 2013	December 31, 2012
Goodwill	$1,674,281	$1,674,281

Customer relationships	$11,856,126	$10,221,659
Less: accumulated amortization of customer relationships	9,346,594	6,958,037
Customer relationships, net	2,509,532	3,263,622
FCC licenses	1,284,555	1,284,555
Intangible assets, net	$3,794,087	$4,548,177

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense for the three months ended September 30, 2013 and 2012 was $817,979 and $719,911, respectively. Amortization expense for the nine months ended September 30, 2013 and 2012 was $2,388,558 and $2,651,857, respectively. The customer contracts acquired in the Company’s acquisition of Delos are being amortized over a 50 month period ending April 2017. As of September 30, 2013, the remaining amortization period for all acquisitions with customer relationship balances ranged from 2 to 43 months. Future amortization expense is expected to be as follows:

Remainder of 2013	$705,260
2014	888,969
2015	392,272
2016	392,272
2017	130,759
$2,509,532

The Company’s licenses with the Federal Communications Commission (the “FCC”) are not subject to amortization as they have an indefinite useful life.

Note 6. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2013	December 31, 2012
Property and equipment	$780,254	$1,240,774
Payroll and related	804,164	859,130
Professional services	397,814	314,270
Network	185,720	288,060
Other	276,456	283,786
Total	$2,444,408	$2,986,020

Network expenses consist of costs incurred to provide services to our customers and includes tower rentals, bandwidth, troubleshooting and gear removal.

Note 7.    Other Liabilities

Other liabilities consist of the following:

	September 30, 2013	December 31, 2012
Current
Deferred rent	$-	$86,820
Deferred acquisition payments	103,107	148,198
Total	$103,107	$235,018

Long-Term
Deferred acquisition payments	$14,189	$56,827
Deferred taxes	244,274	244,274
Total	$258,463	$301,101

Gross deferred acquisition payments related to the acquisition of Pipeline Wireless LLC (“Pipeline”) in December 2010 totaled $133,043 and are payable in monthly installments of $16,630 through May 2014. The carrying value of these non-interest bearing payments were discounted at 12% and totaled $92,181 at September 30, 2013. Deferred acquisition payments related to Delos totaled $25,115 at September 30, 2013 and bear interest at rates ranging from 7% to 12.5%.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to value options granted to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. Stock-based compensation totaled $253,813 and $403,765 for the three months ended September 30, 2013 and 2012, respectively. Stock-based compensation totaled $885,116 and $1,249,925 for the nine months ended September 30, 2013 and 2012, respectively. Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The unamortized amount of stock options expense totaled $2,044,445 as of September 30, 2013 which will be recognized over a weighted-average period of 2.4 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013			2012
Risk-free interest rate	1.9%	-	0.8%	-	1.9%	0.6%	-	1.0%
Expected volatility	68%	-	65%	-	68%	65%	-	74%
Expected life (in years)	6	-	5	-	6.5	5	-	5.3
Expected dividend yield	-	-		-			-
Weighted average per share grant date fair value	$1.42	-			$1.44			$2.16

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

During the first quarter of 2011, the Company issued 90,000 shares of restricted stock to two executives. The fair value of $354,600 was based on the closing market price of the Company’s common stock on the date of grant. The restricted stock vests over a three year period, of which 45,000 shares were vested as of September 30, 2013. 30,000 shares were forfeited in the fourth quarter of 2012 in connection with an executive’s cessation of employment. Stock-based compensation for restricted stock totaled $14,775 and $29,550 for the three months ended September 30, 2013 and 2012, respectively. Stock-based compensation for restricted stock totaled $44,325 and $88,650 for the nine months ended September 30, 2013 and 2012, respectively. Unrecognized compensation cost of $14,775 at September 30, 2013 will be recognized ratably through December 2013. As of September 30, 2013, 15,000 shares of restricted stock remain unvested.

Option transactions under the stock option plans during the nine months ended September 30, 2013 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of December 31, 2012	3,916,045	$2.85
Granted during 2013	950,000	$2.40
Exercised	(420,159)	$1.23
Forfeited /expired	(390,870)	$5.07
Outstanding as of September 30, 2013	4,055,016	$2.70
Exercisable as of September 30, 2013	2,676,434	$2.36

In February 2013, the Company granted 75,000 options to its two executive officers in recognition of the completion of an underwritten offering and the formation of Hetnets. These options were granted at an exercise price of $2.62 and vested immediately. In June 2013, the Company made its annual grant to the Board of Directors consisting of 200,000 options with an exercise price of $2.56 vesting monthly through May 2014. In June 2013, the Company granted 50,000 options to an executive officer with an exercise price of $2.56 which vests annually over a five year period. In August 2013, the Company granted 625,000 options to certain employees with an exercise price of $2.31 vesting annually over a three year period.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A total of 30,508 and 135,471 options were exercised on a cashless basis during the three and nine months ended September 30, 2013 resulting in the net issuance of 10,016 and 37,770 shares, respectively. Under a cashless exercise, the holder uses a portion of the shares that would otherwise be issuable upon exercise, rather than cash, as consideration for the exercise. The amount of net shares issuable in connection with a cashless exercise will vary based on the exercise price of the option compared to the current market price of the Company’s common stock on the date of exercise.

A total of 41,665 and 284,688 options were exercised on a cash basis during the three and nine months ended September 30, 2013, which resulted in proceeds to the Company of $39,199 and $292,389, respectively.

Cancellations of options for the three and nine months ended September 30, 2013 were 6,566 and 390,870, respectively, and related to employee terminations.

The weighted average remaining contractual life of the outstanding options as of September 30, 2013 was 6.3 years.

The intrinsic value of outstanding and exercisable options totaled $3,047,325 and $2,595,864, respectively, as of September 30, 2013. The intrinsic value is calculated as the difference between the closing price of the Company’s common stock as of September 30, 2013, which was $2.85 per share, and the exercise price of the options.

Note 10.    Stock Warrants

The 450,000 warrants outstanding at September 30, 2013 and December 31, 2012 have an exercise price of $5.00 and expire in July 2016.

There was no intrinsic value associated with the outstanding and exercisable warrants as of September 30, 2013. The intrinsic value is calculated as the difference between the closing price of the Company’s common stock as of September 30, 2013, which was $2.85 per share, and the exercise price of the warrants.

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

Note 11. Employee Stock Purchase Plan

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum of 200,000 shares of common stock can be issued under the ESPP Plan, of which 81,441 shares have been issued to date and 118,559 shares are available for future issuance. During the three and nine months ended September 30, 2013, a total of 7,526 and 26,086 shares were issued under the ESPP Plan with a fair value of $21,449 and $65,382, respectively. The Company recognized $3,236 and $9,759 of stock-based compensation related to the 15% discount for the three and nine months ended September 30, 2013, respectively. The Company recognized $4,252 and $14,829 of stock-based compensation related to the 15% discount for the three and nine months ended September 30, 2012, respectively.

Note 12. Fair Value Measurement

Valuation Hierarchy

The accounting standard of the Financial Accounting Standards Board for fair value measurements establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the nine months ended September 30, 2013.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2013	$32,793,977	$32,793,977	$-	$-
December 31, 2012	$15,152,226	$15,152,226	$-	$-

Note 13.    Net Loss Per Common Share

        Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

        The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise or issuance of these common stock equivalents outstanding at September 30, 2013 would dilute earnings per share if the Company becomes profitable in the future. The exercise of the outstanding stock options and warrants could potentially generate proceeds up to approximately $13,197,000 if exercised by the holder for cash.

Stock options	4,055,016
Restricted stock	15,000
Warrants	450,000
Total	4,520,016

Note 14.    Commitments

Operating Lease Obligations

The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through December 2020. Certain of these operating leases include extensions, at the Company's option, for additional terms ranging from 1 to 25 years. Amounts associated with the extension periods have not been included in the table below as it is not presently determinable which options, if any, the Company will elect to exercise. As of September 30, 2013, total future operating lease obligations were as follows:

Remainder of 2013	$4,763,777
2014	16,280,282
2015	15,376,341
2016	13,949,461
2017	8,406,490
Thereafter	1,758,256
$60,534,607

Rent expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Points of Presence	$1,767,441	$1,418,061	$5,108,347	$4,122,836
Street level rooftops	2,707,304	1,609,252	7,757,206	3,209,569
Corporate offices	121,518	126,619	366,794	365,856
Other	102,039	91,582	327,268	285,801
	$4,698,302	$3,245,514	$13,559,615	$7,984,062

Rent expenses related to Points of Presence, street level rooftops and other were included in cost of revenues in the Company’s condensed consolidated statements of operations. Rent expense related to our corporate offices was included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Lease Obligations

The Company has entered into capital leases to acquire property and equipment expiring through March 2018. As of September 30, 2013, total future capital lease obligations were as follows:

Remainder of 2013	$262,903
2014	997,824
2015	908,344
2016	655,754
2017	391,305
Thereafter	53,923
$3,270,053
Less: Interest expense	(468,967)
Total capital lease obligations	$2,801,086
Current	$809,934
Long-term	$1,991,152

Other

During the first quarter of 2013, the Company renewed a one year information technology infrastructure support agreement. The agreement became effective at the end of the first quarter of 2013. Payments of approximately $128,000 are due quarterly through the fourth quarter of 2013.

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

	Three Months Ended September 30, 2013
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$7,910,377	$535,936	$-	$(45,649)	$8,400,664

Operating Expenses
Cost of revenues (exclusive of depreciation)	2,640,529	3,110,640	67,144	(45,649)	5,772,664
Depreciation and amortization	2,754,675	857,739	234,230	-	3,846,644
Customer support services	208,955	54,765	628,990	-	892,710
Sales and marketing	1,206,125	80,956	81,547	-	1,368,628
General and administrative	126,256	151,561	2,322,351	-	2,600,168
Total Operating Expenses	6,936,540	4,255,661	3,334,262	(45,649)	14,480,814
Operating Income (Loss)	$973,837	$(3,719,725)	$(3,334,262)	$-	$(6,080,150)

Capital expenditures	$1,242,975	$680,324	$200,347	$-	$2,123,646

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2013
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$24,158,268	$890,920	$-	$(137,127)	$24,912,061

Operating Expenses
Cost of revenues (exclusive of depreciation)	7,563,846	8,777,611	159,265	(137,127)	16,363,595
Depreciation and amortization	8,411,263	2,633,176	609,118	-	11,653,557
Customer support services	565,972	214,703	2,247,307	-	3,027,982
Sales and marketing	3,825,299	239,213	268,776	-	4,333,288
General and administrative	443,863	486,495	7,443,442	-	8,373,800
Total Operating Expenses	20,810,243	12,351,198	10,727,908	(137,127)	43,752,222
Operating Income (Loss)	$3,348,025	$(11,460,278)	$(10,727,908)	$-	$(18,840,161)

Capital expenditures	$3,358,758	$1,049,344	$349,674	$-	$4,757,776

As of September 30, 2013
Property and equipment, net	$23,870,843	$12,439,779	$1,875,461	$-	$38,186,083
Total assets	$30,590,803	$14,881,500	$34,776,782	$-	$80,249,085

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2013. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place too much reliance on these forward-looking statements which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q.

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

Characteristics of Revenues and Expenses

Our Fixed Wireless segment offers broadband services under agreements for periods normally ranging between one to three years. Pursuant to these agreements, we bill customers on a monthly basis, in advance, for each month of service. Payments received in advance of services performed are recorded as deferred revenues and recognized as revenue ratably over the service period. Our Shared Wireless Infrastructure segment offers to rent space, channels, and ports on our street level rooftops at a fixed monthly rent.

Costs of revenues consists of expenses that are directly related to providing services to our customers, including Core Network expenses (tower and street level rooftop rents and utilities, bandwidth costs, maintenance and other) and Customer Network expenses (customer maintenance, non-installation fees and other customer specific expenses). We collectively refer to Core Network and Customer Network as our "Network," and Core Network costs and Customer Network costs as "Network Costs." When we first enter a new market, or expand in an existing market, we are required to incur up-front costs in order to be able to provide services to commercial customers. We refer to these activities as establishing a "Network Presence." For the Fixed Wireless segment, these costs include constructing Points-of-Presence ("PoPs") in buildings in which we have a lease agreement ("Company Locations") where we install a substantial amount of equipment in order to connect numerous customers to the Internet. For the Shared Wireless Infrastructure segment, these costs include installing numerous access points, backhaul and other equipment on street level rooftops that we refer to as "Hotzones." The costs to build PoPs and construct Hotzones are capitalized and expensed over a five year period. In addition, we also enter into tower and roof rental agreements, secure bandwidth and incur other Network Costs. Once we have established a Network Presence in a new market or expanded our Network Presence in an existing market, we are capable of servicing a significant number of customers through that Network Presence. The variable cost to add new customers is relatively modest, especially compared to the up-front cost of establishing or expanding our Network Presence. As a result, our gross margins in a market normally increase over time as we add new customers in that market. However, we may experience variability in gross margins during periods in which we are expanding our Network Presence in a market.

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

Overview – Fixed Wireless

We provide fixed wireless broadband services to commercial customers and deliver access over a wireless network transmitting over both regulated and unregulated radio spectrum. Our service supports bandwidth on demand, wireless redundancy, virtual private networks, disaster recovery, bundled data and video services. We currently provide service to business customers in thirteen metropolitan markets.

In February 2013, we closed a merger agreement with Delos Internet (“Delos”) pursuant to which a wholly owned subsidiary of ours would be merged with and into Delos, with Delos becoming our wholly owned subsidiary. Delos operates in Houston, Texas.

Market Information – Fixed Wireless

As of September 30, 2013, we operated in thirteen metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Houston, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a Network Presence in a new market.  These costs include building PoPs and incurring Network Costs.  Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period. We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model and the operating performance of our markets. Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

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

We entered the Houston market in February 2013 through the acquisition of Delos.

Three months ended September 30, 2013

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Boston	$1,632,918	$391,788	$1,241,130	$166,182	$1,074,948
Los Angeles	2,020,905	568,621	1,452,284	399,429	1,052,855
New York	1,914,892	659,803	1,255,089	269,903	985,186
Chicago	779,457	308,090	471,367	111,892	359,475
Miami	383,462	124,259	259,203	128,061	131,142
San Francisco	311,765	131,498	180,267	76,564	103,703
Las Vegas-Reno	251,167	145,683	105,484	33,160	72,324
Houston	153,727	65,566	88,161	22,746	65,415
Providence-Newport	115,246	50,145	65,101	11,281	53,820
Dallas-Fort Worth	174,095	101,718	72,377	64,619	7,758
Seattle	83,019	54,289	28,730	21,450	7,280
Nashville	4,902	15,359	(10,457)	1,804	(12,261)
Philadelphia	39,173	23,713	15,460	31,158	(15,698)
Total	$7,864,728	$2,640,532	$5,224,196	$1,338,249	$3,885,947

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$3,885,947
Fixed wireless, non-market specific
Other expenses	(203,084)
Depreciation and amortization	(2,754,675)
Shared wireless infrastructure, net	(3,674,076)
Corporate	(3,334,262)
Other income (expense)	(63,243)
Net loss	$(6,143,393)

Three months ended September 30, 2012

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Boston	$1,698,654	$385,411	$1,313,243	$220,220	$1,093,023
Los Angeles	1,994,972	598,913	1,396,059	399,146	996,913
New York	1,857,988	557,909	1,300,079	319,498	980,581
Chicago	943,775	308,102	635,673	170,327	465,346
Miami	413,321	119,406	293,915	93,954	199,961
San Francisco	373,210	102,810	270,400	75,971	194,429
Las Vegas-Reno	369,748	157,851	211,897	28,518	183,379
Seattle	144,369	50,687	93,682	33,054	60,628
Providence-Newport	131,992	64,491	67,501	29,955	37,546
Nashville	11,810	14,106	(2,296)	8,547	(10,843)
Dallas-Fort Worth	157,625	82,537	75,088	90,172	(15,084)
Philadelphia	30,043	22,355	7,688	32,125	(24,437)
Total	$8,127,507	$2,464,578	$5,662,929	$1,501,487	$4,161,442

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$4,161,442
Fixed wireless, non-market specific
Other expenses	(228,662)
Depreciation and amortization	(2,593,681)
Non-core expenses	(2,802,828)
Corporate	(3,916,254)
Other income (expense)	(28,251)
Net loss	$(5,408,234)

Nine months ended September 30, 2013

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$6,137,710	$1,641,874	$4,495,836	$1,130,657	$3,365,179
Boston	4,930,604	1,132,960	3,797,644	571,402	3,226,242
New York	5,740,805	1,911,270	3,829,535	959,935	2,869,600
Chicago	2,512,670	890,162	1,622,508	328,249	1,294,259
Miami	1,151,525	328,912	822,613	297,936	524,677
Las Vegas-Reno	913,230	452,570	460,660	96,737	363,923
San Francisco	934,437	357,603	576,834	267,575	309,259
Houston	386,965	145,764	241,201	63,775	177,426
Providence-Newport	356,342	149,356	206,986	48,113	158,873
Seattle	313,758	158,632	155,126	72,590	82,536
Dallas-Fort Worth	507,795	290,537	217,258	206,418	10,840
Philadelphia	119,165	61,060	58,105	68,972	(10,867)
Nashville	16,135	43,150	(27,015)	8,910	(35,925)
Total	$24,021,141	$7,563,850	$16,457,291	$4,121,269	$12,336,022

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$12,336,022
Fixed wireless, non-market specific
Other expenses	(713,861)
Depreciation and amortization	(8,411,263)
Shared wireless infrastructure, net	(11,323,151)
Corporate	(10,727,908)
Other income (expense)	839,312
Net loss	$(18,000,849)

Nine months ended September 30, 2012

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Boston	$5,134,784	$1,144,736	$3,990,048	$710,288	$3,279,760
Los Angeles	5,888,039	1,802,956	4,085,083	1,116,232	2,968,851
New York	5,348,145	1,635,169	3,712,976	906,773	2,806,203
Chicago	2,743,001	844,320	1,898,681	506,676	1,392,005
Miami	1,238,460	299,815	938,645	290,415	648,230
Las Vegas-Reno	1,198,464	463,654	734,810	114,537	620,273
San Francisco	1,160,212	319,432	840,780	236,192	604,588
Seattle	375,496	163,362	212,134	78,860	133,274
Providence-Newport	365,247	149,520	215,727	93,489	122,238
Dallas-Fort Worth	488,163	256,909	231,254	257,546	(26,292)
Nashville	31,418	42,145	(10,727)	26,052	(36,779)
Philadelphia	78,458	55,061	23,397	77,206	(53,809)
Total	$24,049,887	$7,177,079	$16,872,808	$4,414,266	$12,458,542

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$12,458,542
Fixed wireless, non-market specific
Other expenses	(615,377)
Depreciation and amortization	(8,102,666)
Non-core expenses	(6,026,046)
Corporate	(12,178,291)
Other income (expense)	(83,187)
Net loss	$(14,547,025)

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

In June 2013, we entered into a Wi-Fi service agreement (the “Agreement”) with a major cable operator (the “Cable Operator”). The Agreement provides leased access to certain access points, primarily within New York City and Bergen County, New Jersey. The Cable Operator has a limited right to expand access in our other markets. The term of the Agreement is for an initial three year period, and provides for automatic renewals for two, one year periods.

Supplemental Segment Information

Operating information about each segment in accordance with GAAP is disclosed in Note 15 of the financial statements. In addition, we use other non-GAAP measurements to assess the operating performance of each segment. These non-GAAP financial measures are commonly used by investors, financial analysts, and rating agencies. Management believes that these non-GAAP financial measures should be available so that investors have the same data that management utilizes in assessing our overall operations.

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

Net Cash Flow is another commonly used non-GAAP financial measure that we utilize. Net Cash Flow is defined as Adjusted EBITDA less capital expenditures.

Three months ended September 30, 2013

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$973,837	$(3,719,725)	$(3,334,262)	$(6,080,150)
Depreciation and amortization	2,754,675	857,739	234,230	3,846,644
Stock-based compensation	-	-	271,824	271,824
Loss on property and equipment	19,521	3,168	-	22,689
Loss on non-monetary transactions	62,394	-	-	62,394
Adjusted EBITDA	3,810,427	(2,858,818)	(2,828,208)	(1,876,599)
Less: Capital expenditures	1,242,975	680,324	200,347	2,123,646
Net Cash Flow	$2,567,452	$(3,539,142)	$(3,028,555)	$(4,000,245)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(1,876,599)
Depreciation and amortization	(3,846,644)
Stock-based compensation	(271,824)
Loss on property and equipment	(22,689)
Loss on non-monetary transactions	(62,394)
Operating Income (Loss)	(6,080,150)
Interest income	125
Interest expense	(59,738)
Other income (expense), net	(3,630)
Net loss	$(6,143,393)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(4,000,245)
Capital expenditures	2,123,646
Changes in operating assets and liabilities, net	383,410
Other, net	(144,575)
Net cash used in operating activities	$(1,637,764)

     Nine Months Ended September 30, 2013

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$3,348,025	$(11,460,278)	$(10,727,908)	$(18,840,161)
Depreciation and amortization	8,411,263	2,633,176	609,118	11,653,557
Stock-based compensation	-	-	939,200	939,200
Loss on property and equipment	73,622	8,202	-	81,824
Loss on non-monetary transactions	204,552	-	-	204,552
Non-recurring expenses, primarily acquisition-related	-	-	112,815	112,815
Adjusted EBITDA	12,037,462	(8,818,900)	(9,066,775)	(5,848,213)
Less: Capital expenditures	3,358,758	1,049,344	349,674	4,757,776
Net Cash Flow	$8,678,704	$(9,868,244)	$(9,416,449)	$(10,605,989)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(5,848,213)
Depreciation and amortization	(11,653,557)
Non-recurring expenses, primarily acquisition-related	(112,815)
Stock-based compensation	(939,200)
Loss on property and equipment	(81,824)
Loss on non-monetary transactions	(204,552)
Operating Income (Loss)	(18,840,161)
Interest income	401
Interest expense	(154,298)
Gain on business acquisition	1,004,099
Other income (expense), net	(10,890)
Net loss	$(18,000,849)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(10,605,989)
Capital expenditures	4,757,776
Non-recurring expenses, primarily acquisition-related	(112,815)
Changes in operating assets and liabilities, net	(2,018,505)
Other, net	(386,159)
Net cash used in operating activities	$(8,365,692)

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues. Revenues totaled $8,400,664 during the three months ended September 30, 2013 compared to $8,127,507 during the three months ended September 30, 2012 representing an increase of $273,157, or 3%. This increase was substantially related to a Wi-Fi contract with a major cable company which began in July 2013.

Average revenue per user (“ARPU”) for the Fixed Wireless segment as of September 30, 2013 totaled $747 compared to $714 as of September 30, 2012 representing an increase of $33, or 5%. ARPU for new customers for the quarter ended September 30, 2013 totaled $648 compared to $560 for the quarter ended September 30, 2012 representing an increase of $88, or 16%. The increase in ARPU primarily related to customers upgrading to higher bandwidth service which generates higher monthly recurring revenue.

Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.81% for the three months ended September 30, 2013 compared to 1.54% for the three months ended September 30, 2012. Our goal is to maintain churn levels between 1.40% and 1.70% which we believe is below industry averages of 2.00%. Churn levels can fluctuate from quarter to quarter depending upon whether customers move to a location not serviced by the Company, go out of business, or a myriad of other reasons. Churn has averaged 1.61% over the past 36 months and we do not believe that the slightly higher than targeted churn level is indicative of any long term business developments or trends.

Cost of Revenues.    Cost of revenues totaled $5,772,664 for the three months ended September 30, 2013 compared to $4,443,991 for the three months ended September 30, 2012 representing an increase of $1,328,673, or 30%. On a consolidated basis, gross margin for the three months ended September 30, 2013 was 31% as compared to 45% for the three months ended September 30, 2012 representing a decrease of 14 percentage points.  Higher rent expense associated with both PoPs for the fixed wireless network and street level rooftops for the shared wireless infrastructure network increased cost of revenues by $306,342 and $1,189,641, respectively, and reduced gross margin by 4 and 14 percentage points, respectively. Increases in rent expense for the fixed wireless network primarily related to annual escalation provisions in lease agreements.  Increases in rent expense for the shared wireless network primarily related to a higher number of lease agreements in the 2013 period as compared to the 2012 period. These increases were partially offset by lower Customer Network and other costs which decreased by $167,310 and benefited gross margin by 2 percentage points.

Depreciation and Amortization.    Depreciation and amortization totaled $3,846,644 for the three months ended September 30, 2013 compared to $3,399,442 for the three months ended September 30, 2012 representing an increase of $447,202, or 13%. Depreciation expense totaled $3,028,665 for the three months ended September 30, 2013 compared to $2,679,531 for the three months ended September 30, 2012 representing an increase of $349,134, or 13%. The gross base of depreciable assets as of September 30, 2013 increased by $9,238,934, or 13%, compared to September 30, 2012. The increase in the depreciable base during the twelve months ended September 30, 2013 reflects continued growth in our fixed wireless network (approximately $5,685,000), spending on our shared wireless infrastructure (approximately $2,281,000) and additions resulting from acquisitions (approximately $808,000).

Amortization expense totaled $817,979 for the three months ended September 30, 2013 compared to $719,911 for the three months ended September 30, 2012 representing an increase of $98,068, or 14%. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods. The increase was primarily related to the amortization of intangible assets associated the Delos acquisition which began in February 2013.

Customer Support Services.    Customer support services totaled $892,710 for the three months ended September 30, 2013 compared to $1,173,432 for the three months ended September 30, 2012 representing a decrease of $280,722, or 24%. Average headcount totaled 67 during the 2013 period as compared to 82 during the 2012 period representing a decrease of 15, or 18%.

Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2013 totaled $1,368,628 compared to $1,561,972 for the three months ended September 30, 2012 representing a decrease of $193,344, or 12%. Average headcount totaled 46 during the 2013 period as compared to 57 during the 2012 period representing a decrease of 11, or 19%.

General and Administrative.    General and administrative expenses totaled $2,600,168 for the three months ended September 30, 2013 compared to $2,928,653 for the three months ended September 30, 2012 representing a decrease of $328,485, or 11%. The decrease primarily related to lower payroll and stock-based compensation costs of approximately $124,000 and $166,000, respectively.

Interest Income. Interest income for the three months ended September 30, 2013 totaled $125 compared to $10,206 for the three months ended September 30, 2012 representing a decrease of $10,081, or 99%. The decrease in the 2013 period compared to the 2012 period related to a decision to apply earnings credits against bank charges rather than be paid interest income as it yielded a higher net benefit to the Company.

Interest Expense.    Interest expense for the three months ended September 30, 2013 totaled $59,738 compared to $37,247 for the three months ended September 30, 2012 representing an increase of $22,491, or 60%. The increase in interest expense was primarily related to additional capital leases for network equipment and information technology infrastructure.

Net Loss.    Net loss for the three months ended September 30, 2013 totaled $6,143,393 compared to $5,408,234 for the three months ended September 30, 2012 representing an increase of $735,159, or 14%. Revenues increased by $273,157, or 3%, while operating expenses increased by $973,324, or 7%.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues. Revenues totaled $24,912,061 during the nine months ended September 30, 2013 compared to $24,049,887 during the nine months ended September 30, 2012 representing an increase of $862,174, or 4%. Fixed wireless revenues increased by approximately $363,000, or 2%, primarily related to an increase in ARPU from $714 in the 2012 period to $747 in the 2013 period. Revenues that we presently attribute to our shared wireless segment increased by approximately $499,000, or greater than 100%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Cost of Revenues.    Cost of revenues totaled $16,363,595 for the nine months ended September 30, 2013 compared to $11,240,050 for the nine months ended September 30, 2012 representing an increase of $5,123,545, or 46%. On a consolidated basis, gross margin for the nine months ended September 30, 2013 was 34% as compared to 53% for the nine months ended September 30, 2012 representing a decrease of 19 percentage points.  Higher rent expense associated with both PoPs for the fixed wireless network and street level rooftops for the shared wireless infrastructure network increased cost of revenues by $911,116 and $4,846,920, respectively, and reduced gross margin by 4 and 19 percentage points, respectively. Increases in rent expense for the fixed wireless network primarily related to annual escalation provisions in lease agreements.  Increases in rent expense for the shared wireless network primarily related to a higher number of lease agreements in the 2013 period as compared to the 2012 period. These increases were partially offset by lower Customer Network and other costs which decreased by $634,491 and benefited gross margin by 3 percentage points.

Depreciation and Amortization.    Depreciation and amortization totaled $11,653,557 for the nine months ended September 30, 2013 compared to $10,028,804 for the nine months ended September 30, 2012 representing an increase of $1,624,753, or 16%. Depreciation expense totaled $9,264,999 for the nine months ended September 30, 2013 compared to $7,376,947 for the nine months ended September 30, 2012 representing an increase of $1,888,052, or 26%. The gross base of depreciable assets, measured on a quarterly basis, averaged $78,528,816 for the nine months ended September 30, 2013 as compared to $64,091,105 for the nine months ended September 30, 2012 representing an increase of $14,437,711 or 23%.

Amortization expense totaled $2,388,558 for the nine months ended September 30, 2013 compared to $2,651,857 for the nine months ended September 30, 2012 representing a decrease of $263,299 or 10%. The decrease was primarily related to the amortization of intangible assets associated with the acquisition of Pipeline Wireless LLC (“Pipeline”) which became fully amortized in May 2012. This decrease was partially offset by amortization expense associated with the Delos acquisition which began in February 2013.

Customer Support Services.    Customer support services totaled $3,027,982 for the nine months ended September 30, 2013 compared to $3,573,561 for the nine months ended September 30, 2012 representing a decrease of $545,579, or 15%. Average headcount totaled 72 during the 2013 period as compared to 81 during the 2012 period representing a decrease of 9, or 11%.

Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, 2013 totaled $4,333,288 compared to $4,598,300 for the nine months ended September 30, 2012 representing a decrease of $265,012, or 6%. Average headcount totaled 48 during the 2013 period as compared to 56 during the 2012 period representing a decrease of 8, or 14%.

General and Administrative.    General and administrative expenses totaled $8,373,800 for the nine months ended September 30, 2013 compared to $9,073,010 for the nine months ended September 30, 2012 representing a decrease of $699,210, or 8%. On a functional basis, decreases in acquisition costs (approximately $266,000), stock-based compensation (approximately $414,000), and payroll (approximately $312,000) were partially offset by an increase in professional services (approximately $279,000).

Interest Income. Interest income for the nine months ended September 30, 2013 totaled $401 compared to $41,395 for the nine months ended September 30, 2012 representing a decrease of $40,994, or 99%. The decrease in the 2013 period compared to the 2012 period related to a decision to apply earnings credits against bank charges rather than be paid interest income as it yielded a higher net benefit to the Company.

Interest Expense.    Interest expense for the nine months ended September 30, 2013 totaled $154,298 compared to $76,233 for the nine months ended September 30, 2012 representing an increase of $78,065, or greater than 100%.   The increase in interest expense was primarily related to additional capital leases for network equipment and information technology infrastructure.

Gain on Business Acquisition.    Gain on business acquisition totaled $1,004,099 for the nine months ended September 30, 2013 compared to a loss of $40,079 for the nine months ended September 30, 2012.  The gain recognized in the 2013 period relates to the acquisition of Delos in February 2013. The loss recognized in the 2012 period represents the final purchase price adjustment related to the acquisition of Color Broadband Communications (“Color Broadband”) in May 2012. The final purchase price for the Color Broadband acquisition resulted in an adjusted gain on business acquisition of $1,146,011. The challenging economic environment during 2012 made it difficult for smaller companies like Delos and Color Broadband to raise sufficient capital to sustain their growth.  As a result, we were able to acquire the customer relationships and wireless network of Delos and Color Broadband at a discounted price.

Net Loss.    Net loss for the nine months ended September 30, 2013 totaled $18,000,849 compared to $14,547,025 for the nine months ended September 30, 2012 representing an increase of $3,453,824, or 24%.   Revenues increased by $862,174, or 4%, while operating expenses increased by $5,238,497, or 14%. In addition, non-operating income, primarily related to gains on a business acquisition, totaled $839,312 for the nine months ended September 30, 2013 compared to non-operating expense of $83,187 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Changes in capital resources during the nine months ended September 30, 2013 and 2012 are described below.

Net Cash Used in Operating Activities.    Net cash used in operating activities for the nine months ended September 30, 2013 totaled $8,365,692 compared to $5,019,338 for the nine months ended September 30, 2012 representing an increase of $3,346,354, or 67%. Cash used in operations for the nine months ended September 30, 2013 totaled $6,347,187 as compared to $2,908,851 for the nine months ended September 30, 2012. Changes in operating assets and liabilities generally represent timing differences regarding payments and receipts, and are normally not indicative of operating results.  Changes in operating assets and liabilities used cash of $2,018,505 during the nine months ended September 30, 2013 as compared to $2,110,487 for the nine months ended September 30, 2012.

Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2013 totaled $4,268,405 compared to $16,498,044 for the nine months ended September 30, 2012 representing a decrease of $12,229,639, or 74%. Capital expenditures for the fixed wireless segment decreased from $6,707,477 in the 2012 period to $3,027,247 in the 2013 period representing a reduction of $3,680,230, or 55%. During the 2012 period, we upgraded the fixed wireless network acquired in connection with the acquisition of Color Broadband and also added additional capacity in order to be able to provide backhaul services to the shared wireless infrastructure network. Capital expenditures for the shared wireless infrastructure segment decreased from $9,048,443 in the 2012 period to $777,359 in the 2013 period representing a reduction of $8,271,084, or 91%. During the 2012 period, the construction of a carrier class network to offload data traffic and offer access for small cells was substantially completed.

Net Cash Provided by (Used in) Financing Activities.  Net cash provided by financing activities for the nine months ended September 30, 2013 totaled $30,275,848 compared to net cash used in financing activities of $22,684 for the nine months ended September 30, 2012, representing an increase of $30,298,532, or greater than 100%. The increase was primarily related to net proceeds of $30,499,336 received in the first quarter of 2013 from the sale of 11,000,000 shares of our common stock at a public offering price of $3.00 per share.

Acquisition of Delos. In February 2013, we completed the acquisition of Delos which was based in Houston, Texas. The aggregate consideration for the acquisition included (i) approximately $225,000 in cash, (ii) 385,124 shares of common stock with a fair value of approximately $951,000 based on the market price of our common stock on the closing date, and (iii) approximately $166,000 in assumed liabilities. The acquisition of Delos was a business combination accounted for under the acquisition method.

Underwritten Offering. In the first quarter of 2013, we completed an underwritten offering of 11,000,000 shares of our common stock at a public offering price of $3.00 per share. The total gross proceeds of the offering were $33,000,000. Net proceeds were $30,499,336, after underwriting discounts, commissions and offering expenses.

Working Capital.    As of September 30, 2013, we had working capital of $29,247,911. Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of September 30, 2013:

	Payments due by period
	Total	2013	2014	2015	2016	2017	Thereafter
Capital leases	$3,270,053	$262,903	$997,824	$908,344	$655,754	$391,305	$53,923
Operating leases	60,534,607	4,763,777	16,280,282	15,376,341	13,949,461	8,406,490	1,758,256
Deferred payments	133,043	49,891	83,152	-	-	-	-
Other	155,327	131,731	11,627	11,627	342	-	-
Total	$64,093,030	$5,208,302	$17,372,885	$16,296,312	$14,605,557	$8,797,795	$1,812,179

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

Deferred Payments. We are making deferred payments to Pipeline as part of the consideration paid for our acquisition of Pipeline in December 2010. There were 8 monthly payments of approximately $16,630 remaining as of September 30, 2013.

Other. During the first quarter of 2013, we renewed a one year information technology infrastructure support agreement. The agreement became effective at the end of the first quarter of 2013. Payments of approximately $128,000 are due quarterly through the fourth quarter of 2013.

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

Revenue Recognition.    We normally enter into contractual agreements with our customers for periods normally ranging between one to three years. We recognize the total revenue provided under a contract ratably over the contract period including any periods under which we have agreed to provide services at no cost. Deferred revenues are recognized as a liability when billings are issued in advance of the date that revenues are earned. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

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

Business Acquisitions. Business combinations are accounted for using the acquisition method. The cost of an acquisition is measured as the fair value of the consideration transferred on the acquisition date.  When we acquire a business, we assess the acquired assets and liabilities assumed for the appropriate classification and designation in accordance with the contractual terms, economic circumstances and pertinent conditions at the acquisition date. The excess of the total consideration transferred over the net amount of the identifiable assets acquired and liabilities assumed is recognized as goodwill.  If the total consideration is lower than the net amount of the identifiable assets acquired and liabilities assumed, the difference is recognized as a gain on business acquisition. Acquisition costs are expensed and included in general and administrative expenses in our condensed consolidated statements of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices.  Our primary market risk relates to interest rates.  At September 30, 2013, all cash and cash equivalents are immediately available cash balances.  A portion of our cash and cash equivalents are held in three institutional money market funds.   Our interest rate risk exposure is to a decline in interest rates which would result in a decline in interest income. Due to our current market yields, a further decline in interest rates would not have a material impact on earnings.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ““Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: November 12, 2013	By:	/s/ Jeffrey M. Thompson

Jeffrey M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joseph P. Hernon

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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) related notes to these financial statements.