Form 10-K
period 2013-12-31
TOWERSTREAM CORP
filed 2014-03-17
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission file number 001-33449

TOWERSTREAM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8259086 (I.R.S. Employer Identification No.)

88 Silva Lane Middletown, Rhode Island (Address of principal executive offices)	02842 (Zip Code)

Registrant’s telephone number, including area code (401) 848-5848

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $157,647,372.

As of March 13, 2014, there were 66,439,561 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2013 are incorporated by reference into Part III of this Report.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

i

PART I

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements related to Towerstream Corporation’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the following: (i) Towerstream Corporation’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of Towerstream Corporation; (ii) Towerstream Corporation’s plans and results of operations will be affected by Towerstream Corporation’s ability to manage growth and competition; and (iii) other risks and uncertainties indicated from time to time in Towerstream Corporation’s filings with the Securities and Exchange Commission.

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

Factors that might affect our forward-looking statements include, among other things:

●	overall economic and business conditions;

●	the demand for our services;

●	competitive factors in the industries in which we compete;

●	emergence of new technologies which compete with our service offerings;

●	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

●	the outcome of litigation and governmental proceedings;

●	interest rate fluctuations and other changes in borrowing costs;

●	other capital market conditions, including availability of funding sources;

●	potential impairment of our indefinite-lived intangible assets and/or our long-lived assets; and

●	changes in government regulations related to the broadband and Internet protocol industries.

Item 1. Business.

Towerstream Corporation (“Towerstream”, “we”, “us”, “our” or the “Company”) is a leading 4G and Small Cell Rooftop Tower company which provides a wide range of wireless communication services through its two business segments.  The Company was incorporated in December 1999.

Fixed Wireless Services Segment

During its first decade of operations, the Company's business activities were focused on delivering fixed wireless broadband services to commercial customers over a wireless network transmitting over both regulated and unregulated radio spectrum. The Company's fixed wireless service supports bandwidth on demand, wireless redundancy, virtual private networks, disaster recovery, bundled data and video services. The Company provides services to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Houston, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport. The Company's "Fixed Wireless Services Segment" ("Fixed Wireless" or "FW") has historically grown both organically and through the acquisition of five other fixed wireless broadband providers in various markets.

Shared Wireless Infrastructure Segment

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

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”). Hetnets plans to utilize the carrier-class network constructed on the street level rooftops to generate rental income from four separate sources including (i) rental of space on street level rooftops for the installation of customer owned small cells which includes Wi-Fi antennae, DAS, and Metro and Pico cells, (ii) rental of a channel on Hetnets’ Wi-Fi network for internet access and the offloading of mobile data, (iii) rental of a port for backhaul or transport, and (iv) power and other related services. The Company refers to the activities of Hetnets as its “Shared Wireless Infrastructure” (or “Shared Wireless”) business segment.

In June 2013, Hetnets entered into a Wi-Fi service agreement (the “Wi-Fi Agreement”) with a major cable operator (the “Cable Operator”). The Wi-Fi Agreement provides leased access to certain access points, primarily within New York City and Bergen County, New Jersey. The Cable Operator has a limited right to expand access in other Hetnets’ markets. The term of the Wi-Fi Agreement is for an initial three year period and provides for automatic renewals for two, one year periods.

Our Networks

The foundation of our networks consist of Points of Presence (or "PoPs" or "Company Locations") which are generally located on very tall buildings in each urban market. We enter into long term lease agreements with the owners of these buildings which provide us with the right to install communications equipment on the rooftop. We deploy this equipment in order to connect customers to the Internet or to pass small cell signals to carriers and other service providers. Each PoP is "linked" to one or more other PoPs to enhance redundancy and ensure that there is no single point of failure in the network. One or more of our PoPs are located in buildings where national internet service providers such as Cogent or Level 3 are located, and we enter into IP transit or peering arrangements with these organizations in order to connect to the World Wide Web. We refer to the core connectivity of all of our PoPs as a “Wireless Ring in the Sky.” Each PoP has a coverage area averaging approximately six miles although the distance can be affected by numerous factors, most significantly, how clear the line of sight is between the PoP and a customer location. Our Points of Presence are utilized by both our Fixed Wireless and Shared Wireless Infrastructure segments.

We install additional equipment at other locations for each of our business segments. We install equipment on the rooftops of the buildings in which our fixed wireless segment customers operate and refer to these as "Customer Locations". This equipment includes receivers and antennas, and a wireless connection is established between the Customer Location to one or more of our PoPs. We also install equipment, including access points, receivers and antennas, on the street level rooftops leased by our shared wireless segment. We expect that customers that want to utilize our street level rooftops to deploy small cell technologies will bring their own equipment and connect it to our network.

Our network does not depend on traditional copper wire or fiber connections which are the backbone of many of our competitors' networks. We believe this provides us with an advantage because we may not be significantly affected by events such as natural disasters and power outages. Conversely, our competitors are at greater risk as copper and fiber connections are typically installed at or below ground level and more susceptible to network service issues during disasters and outages.

Markets

We launched our fixed wireless business in April 2001 in the Boston and Providence markets. In June 2003, we launched service in New York City and followed that with our entry into the Chicago, Los Angeles, San Francisco, Miami and Dallas Fort Worth markets at various times through April 2008. Philadelphia was our last market launch in November 2009. We entered the Seattle, Las Vegas, and Houston markets through acquisitions of service providers based in those markets. We also expanded our market coverage and presence in Boston, Providence, and Los Angeles through acquisitions. Our acquisitions include (i) Sparkplug Chicago, Inc., operating in Chicago, Illinois and Nashville, Tennessee, (ii) Pipeline Wireless, LLC, operating in Boston, Massachusetts and Providence, Rhode Island,(iii) One Velocity, Inc., operating in Las Vegas and Reno, Nevada (iv) Color Broadband Communications, Inc., operating in Los Angeles, California, and (v) Delos Internet, operating in Houston Texas which we completed in February 2013.

We determine which geographic markets to enter by assessing criteria in four broad categories. First, we evaluate our ability to deploy our service in a given market after taking into consideration our spectrum position, the availability of towers and zoning constraints. Second, we assess the market by evaluating the number of competitors, existing price points, demographic characteristics and distribution channels. Third, we evaluate the economic potential of the market, focusing on our forecasts of revenue opportunities and capital requirements. Finally, we look at market clustering opportunities and other cost efficiencies that might be realized. Based on this approach, as of December 31, 2013, we offered wireless broadband connectivity in 13 markets, of which 10 are in the top 20 metropolitan areas in the United States based on the number of small to medium businesses in each market. These 10 markets cover an estimated 64% of small and medium businesses (5 to 249 employees) in the United States.

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

Our shared wireless infrastructure segment presently operates in New York City, Chicago, San Francisco, and Miami. In June 2013, we entered our first significant customer agreement with a major cable operator to provide Wi-Fi services in New York City. We expect to expand our shared wireless segment activities into additional markets based on customer demand, and anticipate that they will most likely be in markets where we presently offer fixed wireless services.

Sales and Marketing

We employ an inside direct sales force model to sell our services to business customers. As of December 31, 2013, we employed 39 direct sales people. We generally compensate these employees on a salary plus commission basis. Approximately 56% of our sales personnel had been with the Company for more than two years as of December 31, 2013, as compared to 67% and 73% as of December 31, 2012 and 2011, respectively. This tenure metric can fluctuate from period to period, especially because the size of the direct sales force is relatively small. The Company believes that a tenure metric between 60% to 75% constitutes an experienced sales force.

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

Sales through indirect channels comprised 19.6% of our total revenues for the year ended December 31, 2013 compared with 13% for the year ended December 31, 2012. Color Broadband, which we acquired in December 2011, had an active channel program and we hired one of their former employees to be our Channel Manager. During 2012, we changed our channel program to provide for recurring monthly residual payments, ranging from 8% to 20%. Previously, we had generally paid one time commissions on channel sales.

Competition

Fixed Wireless Segment

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

Incumbent Local Exchange Carriers and Common Local Exchange Carriers

We face competition from traditional wireline operators in terms of price, performance, discounted rates for bundles of services, breadth of service, reliability, network security, and ease of access and use. In particular, we face competition from Verizon Communications Inc. and AT&T Inc. which are referred to as “incumbent local exchange carriers,” or (“ILECS”), as well as “common local exchange carriers,” or (“CLECS”), such as TelePacific Communications, MegaPath Networks, and EarthLink, Inc.

Cable Modem and DSL Services

We compete with companies that provide Internet connectivity through cable modems or DSL. Principal competitors include cable companies, such as Comcast Corporation, Time Warner Cable, Charter, Cox Communications and incumbent telephone companies, such as AT&T Inc. or Verizon Communications Inc. Both the cable and telephone companies deploy their services over wired networks initially designed for voice and one-way data transmission that have subsequently been upgraded to provide for additional services.

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

Shared Wireless Segment

The market for shared wireless infrastructure services in major urban markets has grown significantly in the past few years as the emergence of smartphones, tablets, and other portable devices has driven an explosion in mobile data traffic.   In May 2012, five major cable companies (Comcast, TimeWarner Cable, Cox Communications, Cablevision, and Bright House Networks) announced an alliance under which they agreed to allow each other's customers to access their respective Wi-Fi hotspots when roaming outside their cable provider's territory.  The cable companies have referred to this arrangement as "CableWiFi".  In March 2014, CableWiFi.com represented that there were more than 200,000 hotspots available to customers of the participating cable companies, however, not all of these hotspots are in markets in which the Company presently operates.  In addition, the major tower companies have historically operated primarily in suburban areas.  However, they may begin to increase their presence and activities in major urban markets as the carriers, internet companies and others request additional capacity to handle the continued growth in mobile data traffic.

Competitive Strengths

Even though we face substantial existing and prospective competition, we believe that we have a number of competitive advantages that will allow us to retain existing customers and attract new customers over time.

Reliability

Our network was designed specifically to support wireless broadband services. The networks of cellular, cable and DSL companies rely on infrastructure that was originally designed for non-broadband purposes. We also connect our customers to our Wireless Ring in the Sky which has no single point of failure. This ring is fed by multiple national Internet providers located at opposite ends of our service cities and connected to our national ring which is fed by multiple leading carriers. We believe that we are the only wireless broadband provider that offers true separate egress for true redundancy. With DSL and cable offerings, the wireline connection can be terminated by one backhoe swipe or switch failure. Our Wireless Ring in the Sky is not likely to be affected by backhoe or other below-ground accidents or severe weather. As a result, our network has historically experienced reliability rates of approximately 99%.

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

Efficient Economic Model

Our economic model is characterized by low fixed capital and operating expenditures relative to other wireless and wireline broadband service providers. We own our entire network which eliminates costs involved with using leased lines owned by telephone or cable companies. Our network is modular. Coverage is directly related to various factors including the height of the facility we are on and the frequencies we utilize. The average area covered by a PoP is a six mile radius.

Prime Real Estate Locations

We have secured long term lease agreements for what we believe are prime real estate locations for both of our business segments. Our fixed wireless network is constructed on many of the tallest buildings in the thirteen markets in which we operate. This facilitates our ability to deliver internet connectivity to locations where line of sight is not available to our competitors. Our shared wireless infrastructure is located on more than 1,000 street level rooftops in New York City, Chicago, San Francisco, and Miami. The breadth and depth of our networks in these markets enables us to address the densification required in major urban markets.

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

Corporate History

We were organized in the State of Nevada in June 2005. In January 2007, we merged with and into a wholly-owned Delaware subsidiary for the sole purpose of changing our state of incorporation to Delaware. In January 2007, a wholly-owned subsidiary of ours merged with and into a private company, Towerstream Corporation, with Towerstream Corporation being the surviving company. Upon closing of the merger, we discontinued our former business and succeeded to the business of Towerstream Corporation as our sole line of business. At the same time, we also changed our name to Towerstream Corporation and our subsidiary, Towerstream Corporation, changed its name to Towerstream I, Inc.

Regulatory Matters

The Communications Act of 1934, as amended (the “Communications Act”), and the regulations and policies of the Federal Communications Commission (“FCC”) impact significant aspects of our wireless Internet service business, which is also subject to other regulation by federal, state and local authorities under applicable laws and regulations.

Spectrum Regulation

We provide wireless broadband Internet access services to using both licensed and unlicensed fixed point-to-point systems. The FCC has jurisdiction over the management and licensing of the electromagnetic spectrum for all commercial users. The FCC routinely reviews its spectrum policies and may change its position on spectrum use and allocations from time to time. We believe that the FCC is committed to allocating spectrum to support wireless broadband deployment throughout the United States and will continue to modify its regulations to foster such deployment, which will help us implement our existing and future business plans.

Broadband Internet Service Regulation

Our wireless broadband network can be used to provide Internet access service and Virtual Private Networks (“VPNs”). In 2002, the FCC ruled that Internet services are interstate information services that are not subject to regulation as a telecommunications service under federal law or to state or local utility regulation. Our broadband Internet services are, therefore, not subject to many of the regulatory requirements imposed on wireless and wireline telecommunications service providers. For example, we are not currently required to contribute a percentage of gross revenues from our Internet access services to the universal service funds used to support local telephone service and advanced telecommunications services for schools, libraries and rural health care facilities. Our wireless broadband Internet services are, however, subject to a number of federal regulatory requirements, including the Communications Assistance for Law Enforcement Act (“CALEA”) requirement that high-speed Internet service providers implement certain network capabilities to assist law enforcement in conducting surveillance of persons suspected of criminal activity.

In addition, Internet service providers are subject to a wide range of other federal regulations and statutes including, for example, regulations and policies relating to consumer protection, consumer privacy, and copyright protections. States and local government authorities may also regulate limited aspects of our business by, for example, imposing consumer protection and consumer privacy regulations, zoning requirements, and requiring installation permits.

In addition, many new laws and regulation that could impact the provision of Internet services are currently under consideration by the U.S. Congress, federal regulatory agencies, and certain state and local governments. It is uncertain whether any pending proposals will be adopted.

Zoning and Permitting Issues

States and local governments have the right to regulate the siting and permitting of Towerstream's antennas and equipment used to provide broadband service over Wi-Fi and small cell technologies.  State and local regulation over the siting of wireless facilities can be time-consuming, require burdensome documentation, and involve per site fees, which may have a limiting effect on Towerstream's broadband business that depends on placing and operating wireless antennas and related equipment.  The Federal Communications Commission ("FCC") has initiated a rulemaking, In the Matter of Acceleration of Broadband Deployment by Improving Wireless Facilities Siting Policies, Notice of Proposed Rulemaking, WT Docket No. 13-238, FCC 13-322 (rel. Sept. 26, 2013), that seeks to address delays and burdens that wireless broadband providers may experience due to state and local siting and permitting regulations. The FCC's rulemaking on this matter is still in the comment stage and it is unknown whether or when the FCC will issue rules on facilities siting for wireless broadband deployment.  However, if the FCC issues rules in this rulemaking that streamline the facilities siting process with broad federal standards, such rules could facilitate Towerstream's deployment of Wi-Fi and small cell antennas and equipment, which may be beneficial to its broadband business.

Other

2012 FCC Inquiry

In August 2012, the Company received a letter of inquiry (the “Letter”) from the FCC in which the Company was informed that the Enforcement Bureau was investigating potential violations by the Company of certain provisions of the Communications Act of 1934, as amended, and FCC Rules. The Letter principally related to the Company’s acquisitions and related transactions in 2011 and 2012. The Letter directed the Company to produce certain documents and information. The Company provided the requested documents and information to the FCC. On May 31, 2013, Towerstream entered into a Consent Decree with the Federal Communications Commission in which Towerstream agreed to make a voluntary contribution to the United States Treasury in the amount of $70,000.  As part of the Consent Decree, the FCC terminated investigations into alleged violations of the FCC rules.  This matter is now concluded.

FAA Interference Issue

On August 6, 2013, the FCC released a Notice of Apparent Liability for Forfeiture ("NAL") alleging that Towerstream caused harmful interference to doppler weather radar systems in New York and Florida.  The FCC proposed a fine of $202,000 for the alleged rule violations. On November 4, 2013, Towerstream filed a response to the NAL denying the FCC's allegations and, in the alternative, requesting that the FCC reduce the proposed forfeiture amount.  This matter remains pending at the FCC.

License KA306 in DeSoto, Texas

In May 2007, Towerstream acquired a license to operate an Earth Station in DeSoto, Texas.  The license provided the Earth Station with the right to communicate with the Intelsat satellites in certain frequency bands.  The Earth Station license also provided interference protection from any terrestrial-based 3650 MHz band operator within a 150km protection zone surrounding the Earth Station.  The original license rights, or authorization, was referred to as Call Sign KA306, or KA306.

The original license term was for a period of ten years.  The Company never received notice from the FCC prior to the then next expiration date of March 31, 2012 (the Company acquired the license from a prior licensee whose term began in 2002).  The Company subsequently discovered that the license had expired, and in August 2012 filed an application with the FCC requesting that it be allowed to temporarily resume operations of the Earth Station.  In July 2013, the FCC dismissed the Company's application to temporarily resume operations of the Earth Station based on technical considerations.

The Company has engaged counsel to work with the Company and the FCC regarding reinstatement of KA306. The Company plans to make a decision on a course of action in the first quarter of 2014. The Company intends to vigorously contest its right to operate the DeSoto earth station.

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

Employees

As of December 31, 2013, we had 159 employees, of whom 156 were full-time employees and 3 were part-time employees. As of February 28, 2014, we had 151 employees, of whom 148 are full-time employees and 3 are part-time employees. We believe our employee relations are good. Two employees are considered members of executive management.

Our Corporate Information

Our principal executive offices are located at 88 Silva Lane, Middletown, Rhode Island, 02842.  Our telephone number is (401) 848-5848. The Company’s website address is http://www.towerstream.com.  Information contained on the Company’s website is not incorporated into this Annual Report on Form 10-K.  Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Securities and Exchange Commission (“SEC”) website at http://www.sec.gov as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.

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

Risks Relating to Fixed Wireless Services

We may be unable to successfully execute any of our current or future business strategies.

In order to pursue business strategies, we will need to continue to build our infrastructure and strengthen our operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

●	the ability of our equipment, our equipment suppliers or our service providers to perform as we expect;

●	the ability of our services to achieve market acceptance;

●	our ability to manage third party relationships effectively;

●	our ability to identify suitable locations and then negotiate acceptable agreements with building owners so that we can establish POPs on their rooftop;

●	our ability to work effectively with new customers to secure approval from their landlord to install our equipment;

●	our ability to effectively manage the growth and expansion of our business operations without incurring excessive costs, high employee turnover or damage to customer relationships;

●	our ability to attract and retain qualified personnel, especially individuals experienced in network operations and engineering;

●	equipment failure or interruption of service which could adversely affect our reputation and our relations with our customers;

●	our ability to accurately predict and respond to the rapid technological changes in our industry; and

●	our ability to raise additional capital to fund our growth and to support our operations until we reach profitability.

Our failure to adequately address any one or more of the above factors could have a significant adverse impact on our ability to execute our business strategy and the long term viability of our business.

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

Our ability to attract and retain customers may be impaired if we do not maintain and enhance our brand.

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

We continue to consider strategic acquisitions, some of which may be larger than those previously completed and which could be material transactions.  Integrating acquisitions is often costly and may require significant attention from management.  Delays or other operational or financial problems that interfere with our operations may result.  If we fail to implement proper overall business controls for companies or assets we acquire or fail to successfully integrate these acquired companies or assets in our processes, our financial condition and results of operations could be adversely affected.  In addition, it is possible that we may incur significant expenses in the evaluation and pursuit of potential acquisitions that may not be successfully completed.

We have a history of operating losses and expect to continue incurring losses for the foreseeable future.

Our fixed wireless segment was launched in 2000 and has incurred losses in each year of operation.  Our shared wireless infrastructure business was launched in 2013 and we expect it to continue to incur losses for the foreseeable future.  We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we develop our network, expand our markets, undertake acquisitions, acquire spectrum and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses. If we are unable to execute our business strategy and grow our business, either as a result of the risks identified in this section or for any other reason, our business, prospects, financial condition and results of operations will be adversely affected.

Cash and cash equivalents represent one of our largest assets and we may be at risk of being uninsured for a large portion of such assets.

As of December 31, 2013, we had approximately $28,000,000 in cash and cash equivalents with one large financial banking institution.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If the institution at which we have placed our funds were to become insolvent or fail, we could be at risk for losing a substantial portion of our cash deposits, or incur significant time delays in obtaining access to such funds. In light of the limited amount of federal insurance for deposits, even if we were to spread our cash assets among several institutions, we would remain at risk for the amount not covered by insurance.

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

The market for broadband and related services is highly competitive, and we compete with several other companies within each of our markets. Many of our competitors are well established with larger and better developed networks and support systems, longer relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we have. Our competitors may subsidize competing services with revenue from other sources and, thus, may offer their products and services at prices lower than ours. Our competitors may also reduce the prices of their services significantly or may offer broadband connectivity packaged with other products or services. We may not be able to reduce our prices or otherwise combine our services with other products or services which may make it more difficult to attract and retain customers. In addition, businesses which are presently focused on providing services to residential customers may expand their target base and begin offering service to business customers.

We expect existing and prospective competitors to adopt technologies or business plans similar to ours, or seek other means to develop competitive services, particularly if our services prove to be attractive in our target markets. This competition may make it difficult to attract new customers and retain existing customers.

We may experience difficulties constructing, upgrading and maintaining our network which could increase customer turnover and reduce our revenues.

Our success depends on developing and providing products and services that provide customers with high quality Internet connectivity. If the number of customers using our network increases, we will require more infrastructure and network resources to maintain the quality of our services. Consequently, we may be required to make substantial investments to improve our facilities and equipment, and to upgrade our technology and network infrastructure. If we do not complete these improvements successfully, or if we experience inefficiencies, operational failures or unforeseen costs during implementation then the quality of our products and services could decline.

We may experience quality deficiencies, cost overruns and delays in implementing network improvements and completing maintenance and upgrade projects. Portions of these projects may not be within our control or the control of our contractors. Our network requires the receipt of permits and approvals from numerous governmental bodies including municipalities and zoning boards. Such bodies often limit the expansion of transmission towers and other construction necessary for our business. Failure to receive approvals in a timely fashion can delay system rollouts and raise the cost of completing projects. In addition, we are typically required to obtain rights from land, building or tower owners to install antennae and other equipment to provide service to our customers. We may not be able to obtain, on terms acceptable to us, or at all, the rights necessary to construct our network and expand our services.

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

We may be unable to operate in certain markets if we are unable to obtain and maintain rights to use licensed spectrum.

We provide our services in some markets by using spectrum obtained through licenses or long-term leases. Obtaining licensed spectrum can be a long and difficult process that can be costly and require substantial management resources.  Securing licensed spectrum may subject us to increased operational costs, greater regulatory scrutiny and arbitrary government decision making.

Licensed spectrum, whether owned or leased, poses additional risks, including:

●	inability to satisfy build-out or service deployment requirements upon which spectrum licenses or leases may be conditioned;

●	increases in spectrum acquisition costs or complexity;

●	competitive bids, pre-bid qualifications and post-bid requirements for spectrum acquisitions, in which we may not be successful leading to, among other things, increased competition;

●	adverse changes to regulations governing spectrum rights;

●	the risk that acquired or leased spectrum will not be commercially usable or free of damaging interference from licensed or unlicensed operators in the licensed or adjacent bands;

●	contractual disputes with, or the bankruptcy or other reorganization of, the license holders which could adversely affect control over the spectrum;

●	failure of the FCC or other regulators to renew spectrum licenses as they expire; and

●	invalidation of authorization to use all or a significant portion of our spectrum.

We utilize unlicensed spectrum in all of our markets which is subject to intense competition, low barriers of entry and slowdowns due to multiple users.

We presently utilize unlicensed spectrum in all of our markets to provide our service offerings.  Unlicensed or “free” spectrum is available to multiple users and may suffer bandwidth limitations, interference and slowdowns if the number of users exceeds traffic capacity. The availability of unlicensed spectrum is not unlimited and others do not need to obtain permits or licenses to utilize the same unlicensed spectrum that we currently utilize or may utilize in the future.  The inherent limitations of unlicensed spectrum could potentially threaten our ability to reliably deliver our services. Moreover, the prevalence of unlicensed spectrum creates low barriers of entry in our industry which naturally creates the potential for increased competition.

Interruption or failure of our information technology and communications systems could impair our ability to provide services which could damage our reputation.

Our services depend on the continuing operation of our information technology and communications systems. We have experienced service interruptions in the past and may experience service interruptions or system failures in the future. Any unscheduled service interruption adversely affects our ability to operate our business and could result in an immediate loss of revenues and adversely impact our operating results. If we experience frequent or persistent system or network failures, our reputation could be permanently harmed. We may need to make significant capital expenditures to increase the reliability of our systems, however, these capital expenditures may not achieve the results we expect.

Excessive customer churn may adversely affect our financial performance by slowing customer growth, increasing costs and reducing revenues.

The successful implementation of our business plan depends upon controlling customer churn. Customer churn is a measure of customers who cancel their services agreement. Customer churn could increase as a result of:

●	interruptions to the delivery of services to customers over our network;

●

the availability of competing technology such as cable modems, DSL, third-generation cellular, satellite, wireless Internet service and other emerging technologies, some of which may be less expensive or technologically superior to those offered by us;

●	changes in promotions and new marketing or sales initiatives;

●	new competitors entering the markets in which we offer service; and

●	a reduction in the quality of our customer service billing errors.

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

The success of our business depends on the contributions of key personnel and our ability to attract, train and retain highly qualified personnel.

We are highly dependent on the continued services of our Chairman, Philip Urso, our President and Chief Executive Officer, Jeffrey M. Thompson, and our Chief Financial Officer, Joseph Hernon. In December 2011, we amended our employment agreement with Mr. Thompson which extended the term for a period of two years, commencing December 2011. The term of this Agreement shall automatically be extended for additional terms of one year, unless either party gives prior written notice of non-renewal to the other party no later than sixty (60) days prior to the expiration of the initial term, or the current renewal term. We cannot guarantee that any of these persons will stay with us for any definite period. Loss of the services of any of these individuals could adversely impact our operations. We do not maintain policies of "key man" insurance on our executives.

In addition, we must be able to attract, train, motivate and retain highly skilled and experienced technical employees in order to successfully introduce our services in new markets and grow our business in existing markets. Qualified technical employees often are in great demand and may be unavailable in the time frame required to satisfy our business requirements. We may not be able to attract and retain sufficient numbers of highly skilled technical employees in the future. The loss of technical personnel or our inability to hire or retain sufficient technical personnel at competitive rates of compensation could impair our ability to grow our business and retain our existing customer base.

We could encounter difficulties integrating acquisitions which could result in substantial costs, delays or other operational or financial difficulties.

Since 2010, we have completed five acquisitions.  We may seek to acquire other fixed wireless businesses, including those operating in our current business markets or those operating in other geographic markets. We cannot accurately predict the timing, size and success of our acquisition efforts and the associated capital commitments that might be required. We expect to encounter competition for acquisitions which may limit the number of potential acquisition opportunities and may lead to higher acquisition prices. We may not be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, without substantial costs, delays or other operational or financial difficulties.

In addition, such acquisitions involve a number of other risks, including:

●	failure of the acquired businesses to achieve expected results;

●	integration difficulties could increase customer churn and negatively affect our reputation;

●	diversion of management’s attention and resources to acquisitions;

●	failure to retain key personnel of the acquired businesses;

●	disappointing quality or functionality of acquired equipment and personnel; and

●	risks associated with unanticipated events, liabilities or contingencies.

The inability to successfully integrate and manage acquired companies could result in the incurrence of substantial costs to address the problems and issues encountered.

Our inability to finance acquisitions could impair the growth and expansion of our business.

The extent to which we will be able or willing to use shares of our common stock to consummate acquisitions will depend on (i) the market value of our securities which will vary, (ii) liquidity which can fluctuate, and (iii) the willingness of potential sellers to accept shares of our common stock as full or partial payment. Using shares of our common stock for acquisitions may result in significant dilution to existing stockholders. To the extent that we are unable to use common stock to make future acquisitions, our ability to grow through acquisitions may be limited by the extent to which we are able to raise capital through debt or equity financings. We may not be able to obtain the necessary capital to finance any acquisitions. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of expansion or redirect resources committed to internal purposes. Our inability to use shares of our common stock to make future acquisitions may hinder our ability to actively pursue our acquisition program.

We rely on a limited number of third party suppliers that manufacture network equipment, and install and maintain our network sites.

We depend on a limited number of third party suppliers to produce and deliver products required for our networks. If these companies fail to perform or experience delays, shortages or increased demand for their products or services, we may face a shortage of components, increased costs, and may be required to suspend our network deployment and our service introduction.  We also depend on a limited number of third parties to install and maintain our network facilities. We do not maintain any long term supply contracts with these manufacturers. If a manufacturer or other provider does not satisfy our requirements, or if we lose a manufacturer or any other significant provider, we may have insufficient network equipment for delivery to customers and for installation or maintenance of our infrastructure. Such developments could force us to suspend the deployment of our network and the installation of new customers thus impairing future growth.

Customers may perceive that our network is not secure if our data security controls are breached which may adversely affect our ability to attract and retain customers and expose us to liability.

Network security and the authentication of a customer’s credentials are designed to protect unauthorized access to data on our network. Because techniques used to obtain unauthorized access to or to sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate or implement adequate preventive measures against unauthorized access or sabotage. Consequently, unauthorized parties may overcome our encryption and security systems, and obtain access to data on our network. In addition, because we operate and control our network and our customers’ Internet connectivity, unauthorized access or sabotage of our network could result in damage to our network and to the computers or other devices used by our customers. An actual or perceived breach of network security, regardless of whether the breach is our fault, could harm public perception of the effectiveness of our security controls, adversely affect our ability to attract and retain customers, expose us to significant liability and adversely affect our business prospects.

The delivery of our services could infringe on the intellectual property rights of others which may result in costly litigation, substantial damages and prohibit us from selling our services.

Third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including for past infringement if it is ultimately determined that our services infringe a third party’s proprietary rights. Further, we may be prohibited from selling or providing some of our services before we obtain additional licenses, which, if available at all, may require us to pay substantial royalties or licensing fees. Even if claims are determined to be without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from our other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our business to be harmed and our stock price to decline.

Risks Related to Shared Wireless Infrastructure

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation ("Hetnets") to operate the newly formed, shared wireless infrastructure segment. References in this section to "We", "Us", or "Our" refer to the Company, Towerstream Corporation, as a whole. In this section, "its" refers to Hetnets on a business segment operating basis. Risks associated with Hetnets and its focus on shared wireless infrastructure include:

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

Hetnets is a new, untested business model that is similar to, yet different than, many traditional tower companies and for this reason is subject to many risks of tower companies and other risks which may not presently be known. If we are unable to execute our business strategy, or are unable to attract customers or capital either as a result of the risks identified herein or for any other reason, our business, results of operations, and financial condition could be materially and adversely affected and we may be forced to terminate operations related to Hetnets, which could have a material adverse effect on the business, results of operations and financial condition of the Company as a whole.

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

In order for Hetnets to pursue business opportunities, we will need to build an effective company infrastructure and establish operational capabilities. Our ability to accomplish these objectives could be affected by any one of the following factors:

●	the ability of Hetnets equipment, our equipment suppliers or our service providers to perform as we expect;

●	the ability of Hetnets to grow and integrate new Small Cell antennae and shared wireless networks into our business;

●	the ability of Hetnets to identify suitable locations and negotiate acceptable agreements with building owners so that it can establish new rooftop locations;

●	the ability of Hetnets to effectively manage the growth and expansion of its business operations without incurring excessive costs, high employee turnover or damage to business relationships;

●	the ability of Hetnets to attract and retain qualified personnel which may be affected by the significant competition in our industry for individuals experienced in network operations and engineering;

●	the ability of Hetnets to accurately predict and respond to the rapid technological changes in its industry and the evolving demands of the markets it serves and plans to serve; and

●	our ability to raise additional capital to fund Hetnet’s growth and to support its operations until it reaches profitability.

The failure of Hetnets to adequately address any one or more of the above factors could have a significant adverse impact on its ability to execute its business plan and may adversely affect its and our business, results of operations and financial condition.

Many of the potential customers of Hetnets have substantially greater assets than the Company and may invest in developing their own shared or dedicated wireless infrastructure.  Our competition may include businesses that are also potential customers.  Either of these developments could have a material adverse effect on Hetnets and its business, results of operations and financial condition. Our competition may include businesses that are also potential customers of Hetnets.

Hetnets will require additional capital to fund its continued growth.

The continued growth and operation of Hetnets will likely require additional funding for working capital, any required upgrade of its networks, the construction of additional infrastructure to expand coverage, and possible acquisitions. Such funding may not be available when needed in adequate amounts or on acceptable terms, if at all. We may issue additional equity securities in public or private offerings in order to execute Hetnets' business strategy.  Additionally, Hetnets may raise capital independently of the Company, and potentially at a price lower than the market price or book value at the time of issuance. Any of such issuances may result in substantial dilution to existing shareholders. Similarly, we may seek debt financing and may be forced to incur interest expense. If we cannot secure sufficient funding for Hetnets, we may be forced to forego strategic opportunities or delay, scale back or eliminate network deployments, operations, acquisitions, and other investments which could have a material adverse effect on our business, results of operations and financial condition.

Our plans for Hetnets may include financing or joint ventures on a stand-alone basis or a spinoff of all or a portion of the ownership of Hetnets.

Our plans for Hetnets may include financing for Hetnets on a stand-alone basis, joint venture arrangements with strategic partners or financial investors, spinning all or a portion of Hetnets off to our stockholders, or a public offering of a portion of the equity of Hetnets, although such actions have not yet been approved by the Company and may change.

Any of these actions could have a material adverse effect on our business, results of operations, and financial condition.

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

We are a new entrant in an industry which is dominated by very large companies and which is subject to long sales cycles and market volatility.

We expect long lead times from our prospective customers prior to establishing predictable, recurring revenue streams for our Hetnets segment due to the long-term nature of purchasing and commitment decisions of large organizations. We also expect to experience delays in converting our customer trials into purchase orders from our prospective customers. The nature and duration of adoption and commitment delays is unpredictable. We depend on the willingness of our prospective customers to transact business with a new entrant in the tower industry offering shared wireless infrastructure, which technologies have not been fully proven or adopted by the industry. In addition, we will continue to be subject to the financial strength and creditworthiness of our customers. Wireless service providers and other prospective customers operate with substantial leverage and have in the past filed for bankruptcy. As a small company, we may be more vulnerable than larger companies to client credit issues, payment delays and bankruptcies. In economic down cycles, necessary capital raising activities by our customers may be thwarted and cause further delays or impact new technology deployment which could adversely affect us. Each of the foregoing factors could have a material adverse effect on our business, results of operations or financial condition.

Hetnets will rely on a limited number of suppliers that manufacture carrier-class shared wireless infrastructure equipment.

Hetnets depends on a limited number of third party suppliers for carrier-class equipment required for its shared wireless infrastructure. It also depends on a limited number of third parties to install and maintain its infrastructure equipment. Hetnets does not maintain any long term supply contracts with these manufacturers. If a manufacturer or other provider does not satisfy Hetnets’ requirements, it may not have sufficient equipment for the installation of new network locations or the maintenance of existing locations. Such developments could force it to suspend the deployment of its shared wireless infrastructure and may impair its growth. This could have a material adverse effect on our business, results of operations and financial condition.

If data security controls employed by Hetnets are breached, customers may perceive that its shared wireless infrastructure is not secure which may adversely affect its ability to attract and retain customers, and expose Hetnets to liability.

Wireless infrastructure security and the authentication of customer credentials are designed to protect unauthorized access to data on our shared wireless infrastructure. Because techniques used to prevent unauthorized access to or to sabotage wireless infrastructure change frequently and may not be recognized until launched against a target, Hetnets may be unable to anticipate or implement adequate preventive measures against unauthorized access or sabotage. Consequently, unauthorized parties may overcome Hetnets’ encryption and security systems, and gain access to data on its wireless infrastructure. In addition, because Hetnets operates and controls its shared wireless infrastructure and our customers’ Internet connectivity, unauthorized access or sabotage of the Hetnets shared wireless infrastructure could result in damage to Hetnets’ shared wireless infrastructure and to the computers or other devices used by its customers. An actual or perceived breach of shared wireless infrastructure security, regardless of whether the breach is the fault of Hetnets, could harm public perception of the effectiveness of its security controls, adversely affect its ability to attract and retain customers, expose it to significant liability and adversely affect its business prospects. This could have a material adverse effect on Hetnets’ and, accordingly, our business, results of operations and financial condition.

The technology used by Hetnets may infringe on the intellectual property rights of others which may result in costly litigation, substantial damages and prohibit it from operating.

Third parties may assert infringement or other intellectual property claims against Hetnets related to its trademarks, services or the technology it uses or may use in the future to operate its shared wireless infrastructure. Hetnets may have to pay substantial damages, including damages for past infringement, if it is determined that its shared wireless infrastructure infringe a third party’s proprietary rights. Further, it may be prohibited from maintaining the infringing shared wireless infrastructure or portions thereof or be required to pay substantial royalties or licensing fees to maintain it. Even if claims are determined to be without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from our other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against it could materially and adversely affect our business, results of operations and financial condition. We do not maintain insurance coverage for intellectual property claims nor have we established any reserves for potential intellectual property claims.

Hetnets may experience difficulties constructing, upgrading and maintaining its shared wireless infrastructure which could impair its ability to provide services to its customers and may reduce its revenues.

Hetnets’ success depends on developing and providing services that give customers access to high quality shared wireless infrastructure. If the number of customers using its shared wireless infrastructure increases, it may require more infrastructure and network resources to maintain the quality of its services. Consequently, it may be required to make substantial investments to improve its facilities and equipment, and to upgrade its technology and infrastructure. If Hetnets does not accomplish these objectives successfully, or experiences inefficiencies, operational failures or unforeseen costs, the quality of its shared wireless infrastructure could decline.

Hetnets may experience quality deficiencies, cost overruns and delays in implementing its shared wireless infrastructure, improvements and expansion and in maintenance and upgrade projects, including the portions of those projects not within its control or the control of its contractors. The development of shared wireless infrastructure may require securing permits and approvals from numerous governmental bodies including municipalities and zoning boards. Such bodies often limit the installation of rooftop and similar transmission equipment. Failure to receive approvals in a timely fashion can delay system rollouts and raise the cost of completing projects. In addition, Hetnets is required to obtain rights from building owners to install its equipment. We may not be able to obtain, on terms acceptable to us, or at all, the rights necessary to install, expand, upgrade or maintain our shared wireless infrastructure. A failure in any of these areas could materially and adversely affect Hetnets’ and our business, results of operations and financial condition.

Hetnets relies on backhaul services from Towerstream's Fixed Wireless Segment and others to support its shared wireless infrastructure.

Hetnets relies on the availability of backhaul services from Towerstream's Fixed Wireless Segment and others to support its shared wireless infrastructure. Any delay or failure regarding the availability of backhaul services could have a material adverse effect on the operation of Hetnets’ or the costs incurred to operate its shared wireless infrastructure if it is required to obtain backhaul services from other providers or if such services otherwise are unavailable. This could have a material adverse effect on Hetnets’ and our business, results of operations and financial condition.

Hetnets utilizes unlicensed spectrum which is subject to intense competition, low barriers of entry and slowdowns due to multiple users.

Hetnets’ shared wireless infrastructure presently utilizes unlicensed spectrum in all of its markets. Unlicensed or “free” spectrum is available to multiple users and may suffer bandwidth limitations, interference and slowdowns if the number of users exceeds traffic capacity. The availability of unlicensed spectrum is not unlimited and others do not need to obtain permits or licenses to utilize the same unlicensed spectrum that we currently utilize or may utilize in the future. The inherent limitations of unlicensed spectrum could potentially threaten our ability to reliably maintain our shared wireless infrastructure. Moreover, the prevalence of unlicensed spectrum creates low barriers of entry in our industry which naturally creates the potential for increased competition for network availability, which could have a material and adverse effect on Hetnets’ and our business, results of operations and financial condition.

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

The business of Hetnets depends on the continuing operation of its shared wireless infrastructure systems with minimal interruptions of service. Hetnets may experience service interruptions or system failures in the future. Any service interruption could adversely affect its customers’ ability to operate their businesses and could result in their immediate loss of revenues. If Hetnets experiences frequent or persistent infrastructure failures, its reputation could be permanently harmed and customers may be reluctant to contract for access to its shared wireless infrastructure. Hetnets may need to make significant capital expenditures to increase the reliability of its shared wireless infrastructure and it may not have sufficient funds to cover such expenditures. This could have a material and adverse effect on our business, results of operations, and financial condition.

A small number of customers could account for a significant percentage of Hetnets’ revenue.

Hetnets currently expects to depend upon a relatively small number of potential customers for a significant percentage of its revenue. As a result, its business, financial condition and results of operations could be adversely affected if (i) it loses one or more of its larger customers, (ii) such customers significantly reduce their business with Hetnets, (iii) these customers fail to make payments or delay making payments, or (iv) Hetnets chooses not to enforce, or to enforce less vigorously, any rights that it may have against these customers because of a desire to maintain its relationship with them.

Hetnets faces competition securing long term lease agreements for the rooftop space on which it operates its shared wireless infrastructure services.

Hetnets competes with numerous broadband, Wi-Fi, cellular, commercial and other wireless network operators, many of whom desire rooftop locations similar to ours in the same markets, as well as various other public and privately held companies that may provide rooftop utilization as part of a more expansive managed services offering. In addition, Hetnets may face competition from new entrants into the wireless network market. Some of Hetnets’ competitors may have significant advantages, including longer operating histories, lower operating costs, pre-existing relationships with current or potential landlords, greater financial, marketing and other resources, and access to less expensive power. These advantages could allow competitors to respond more quickly to strategic opportunities or changes in its industries or markets. If Hetnets is unable to compete effectively, it may lose existing or potential rooftop locations, incur costs to improve its locations or be forced to reduce the coverage of its shared wireless infrastructure.

Hetnets attempts to secure long term agreements with the owners of the buildings on which it constructs its shared wireless infrastructure.  These agreements are normally for an initial five year period with an option to renew for additional five year periods.   Upon expiration, building owners may elect to not renew their leases or renew their leases at higher rates, or for shorter terms. If Hetnets is unable to successfully extend these leases or secure other comparable space when such leases expire, its business, results of operations, and financial condition could be adversely affected.

Hetnets is susceptible to catastrophic weather, business or other localized events because its shared wireless infrastructure is presently located in a limited geographic area.

Hetnets' shared wireless infrastructure is presently located in just four metropolitan areas. Therefore, it is susceptible to a wide range of localized events which could cause immediate adverse effects on its business, results of operations, and financial condition.  These events could include weather events such as a hurricane, tornado, or blizzard which could render Hetnets unable to provide service for a period of time.  Other localized events which could adversely effect Hetnets includes union strikes that limit access to the rooftops on which its infrastructure is located as well as power outages in the markets in which Hetnets operates.

Any failure of its shared wireless infrastructure could cause Hetnets to incur significant costs.

Hetnets’ business depends on providing highly reliable shared wireless infrastructure services to its customers. The physical infrastructure may fail for a number of reasons, including:

●	human error;

●	unexpected equipment failure;

●	power loss or telecommunications failures;

●	improper building maintenance by landlords in the buildings where it maintains equipment;

●	fire, tropical storm, hurricane, tornado, flood, earthquake and other natural disasters;

●	water damage;

●	war, terrorism and any related conflicts or similar events worldwide; and

●	sabotage and vandalism.

If, as a result of any of these events, or other similar events beyond its control there is an infrastructure failure, and it is not corrected immediately, Hetnets ultimately may suffer a loss of revenue which could materially and adversely affect its business, results of operations, and financial condition.

Hetnets may have difficulty managing its growth.

Hetnets may rapidly and significantly expand if its initial network infrastructure generates customer demand. This would require it to increase significantly the number of its employees and, consequently, the entire size of Hetnets. Its growth may also significantly strain its management, operational and financial resources and systems. An inability to manage growth effectively or the increased strain on its management, resources and systems could materially adversely affect its business, results of operations, and financial condition.

Hetnets will depend on external sources of capital to fund its growth strategy, and such capital may not be available on commercially reasonable terms, or at all.

It is likely that Hetnets will not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, Hetnets likely will rely on third-party capital markets sources for debt or equity financing to fund its growth strategy. Any turbulence in the U.S. and other financial markets and economies may adversely affect its ability to access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on its business, results of operations, and financial condition. As such, we may not be able to obtain the financing required on favorable terms or at all. Our access to third-party sources of capital also depends, in part, on:

●	the market’s perception of Hetnets’ growth potential and operating performance;

●	Hetnets’ then current debt levels; and

●	the market price per share of our common stock.

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

Slowdowns in the economy or in the wireless or broadband industry may impact the demand for access to Hetnets shared wireless infrastructure. Users may reduce the amount of bandwidth that they purchase from wireless network operators during economic downturns which may adversely affect the rents that Hetnets expects to receive from our customers. An economic or industry slowdown may cause other businesses or industries to delay or abandon implementation of new systems and technologies, including shared wireless infrastructure services. Further, political uncertainties, including acts of terrorism and other unforeseen events, may impose additional risks upon, and materially and adversely affect, the wireless or broadband industry generally and, in turn, the Hetnets business.

Hetnets operates in a rapidly evolving industry which makes it difficult to forecast its future prospects as its shared wireless infrastructure, or portions thereof, may become obsolete and it may not be able to develop replacement infrastructure on a timely basis or at all.

The wireless services industry is characterized by rapid technological change, competitive pricing, frequent new service introductions, and evolving industry standards and regulatory requirements. We believe that the success of Hetnets depends on its ability to anticipate and adapt to these challenges, and to offer competitive shared wireless infrastructure opportunities on a timely basis. We face a number of difficulties and uncertainties such as:

●	competition from service providers using more efficient, less expensive technologies including products not yet invented or developed;

●	responding successfully to advances in competing technologies in a timely and cost-effective manner;

●	migration toward standards-based technology which may require substantial capital expenditures; and

●	existing, proposed or undeveloped technologies that may render our wireless network assets less profitable or obsolete.

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

The broadband and wireless services industries are characterized by rapid technological change, competitive pricing, frequent new service introductions, and evolving industry standards and regulatory requirements. We believe that our success depends on our ability to anticipate and adapt to these challenges, and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties such as:

●	competition from service providers using more efficient, less expensive technologies including products not yet invented or developed;

●	responding successfully to advances in competing technologies in a timely and cost-effective manner;

●	migration toward standards-based technology which may require substantial capital expenditures; and

●	existing, proposed or undeveloped technologies that may render our wireless broadband services less profitable or obsolete.

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

Our executive officers and directors, and entities affiliated with them, control approximately 10% of our outstanding common stock (including shares of common stock underlying exercisable stock options). These shareholders, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other shareholders do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control which might be in other shareholders’ best interest but which might negatively affect the market price of our common stock.

We are subject to extensive financial reporting and related requirements for which our accounting and other management systems and resources may not be adequately prepared.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational and accounting resources. In order to maintain compliance with these requirements, we may need to (i) upgrade our systems, (ii) implement additional financial and management controls, reporting systems and procedures, (iii) implement an internal audit function, and (iv) hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective manner, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business and on our stock price.

We may be at risk to accurately report financial results or detect fraud if we fail to maintain an effective system of internal controls.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report that contains an assessment by management on the Company’s internal control over financial reporting in their annual and quarterly reports on Form 10-K and 10-Q. While we are consistently working on improvements and conducting rigorous reviews of our internal controls over financial reporting, our independent auditors may interpret Section 404 requirements and apply related rules and regulations differently. If our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to accept management’s assessment and not provide an attestation report on our internal control over financial reporting. Additionally, if we are not able to meet all the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities such as the SEC.

We cannot assure you that significant deficiencies or material weaknesses in our disclosure controls and internal control over financial reporting will not be identified in the future. Also, future changes in our accounting, financial reporting, and regulatory environment may create new areas of risk exposure. Failure to modify our existing control environment accordingly may impair our controls over financial reporting and cause our investors to lose confidence in the reliability of our financial reporting which may adversely affect our stock price.

Risks Relating to Our Common Stock

We may fail to qualify for continued listing on the NASDAQ Capital Market which could make it more difficult for investors to sell their shares.

In May 2007, our common stock was approved for listing on the NASDAQ Capital Market and our common stock continues to be listed on the NASDAQ Capital Market. There can be no assurance that trading of our common stock will be sustained or that we can meet NASDAQ’s continued listing standards. In the event that our common stock fails to qualify for continued listing, our common stock could thereafter only be quoted on the OTC Bulletin Board or the “pink sheets.” Under such circumstances, shareholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors.

Our common stock may be affected by limited trading volume and price fluctuations which could adversely impact the value of our common stock.

While there has been relatively active trading in our common stock over the past twelve months, there can be no assurance that an active trading market in our common stock will be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 88 Silva Lane in Middletown, Rhode Island where we lease approximately 29,000 square feet of space. The majority of our employees work at this location including our finance and administrative, engineering, information technology, customer care and retention, and sales and marketing personnel. Rent payments totaled approximately $590,000 in 2013 when we also occupied space at 55 Hammarlund Way in Middletown, Rhode Island. Our lease for the space at 55 Hammarlund Way expired on December 31, 2013. We do not own any real property.

In September 2013, the Company entered into a new lease agreement at 88 Silva Lane which includes 25,000 square feet for its corporate offices and 4,000 square feet of new warehouse space. The lease commenced on January 1, 2014 and expires on December 31, 2019 with an option to renew for an additional five year term through December 31, 2024. The Company spent approximately $600,000 in leasehold improvements in connection with consolidating its corporate based employees from two buildings into one building. The Landlord agreed to contribute $380,000 in funding towards qualified leasehold improvements and made such payment to the Company in February 2014. Total annual rent payments begin at $359,750 for 2014 and escalate by 3% annually reaching $416,970 for 2019.

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

FISCAL YEAR 2013	HIGH	LOW
First Quarter	$3.92	$2.12
Second Quarter	$2.71	$2.05
Third Quarter	$3.22	$2.21
Fourth Quarter	$3.00	$2.06

FISCAL YEAR 2012	HIGH	LOW
First Quarter	$5.07	$2.09
Second Quarter	$5.86	$3.34
Third Quarter	$4.70	$3.33
Fourth Quarter	$4.15	$2.40

The last reported sales price of our common stock on the NASDAQ Capital Market on December 31, 2013 was $2.96 and on March 13, 2014, the last reported sales price was $2.50. According to the records of our transfer agent, as of March 13, 2014, there were approximately 45 holders of record of our common stock.

Performance Graph

On May 31, 2007, our shares of common stock began trading on the NASDAQ Capital Market. The chart below compares the annual percentage change in the cumulative total return on our common stock with the NASDAQ Capital Market Composite Index and the NASDAQ Telecom Index. The chart shows the value as of December 31, 2013, of $100 invested on May 31, 2007, the day our common stock was first publicly traded on the NASDAQ Capital Market, in our common stock, the NASDAQ Capital Market Composite Index and the NASDAQ Telecom Index.

Comparison of Cumulative Total Returns Among Towerstream,

NASDAQ Capital Market Composite Index and NASDAQ Telecom Index

	5/31/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Towerstream Corporation	$100.00	$41.32	$9.29	$26.11	$54.64	$28.53	$43.74	$39.84
NASDAQ Capital Market Composite Index	$100.00	$83.83	$38.91	$52.06	$61.12	$47.08	$53.44	$73.00
NASDAQ Telecom Index	$100.00	$101.58	$57.91	$85.85	$89.22	$77.96	$79.52	$98.62

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2013, securities issued and securities available for future issuance under our 2008 Non-Employee Directors Compensation Plan, our 2007 Equity Compensation Plan and our 2007 Incentive Stock Plan were as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,055,016	$2.70	3,720,344
Equity compensation plans not approved by security holders	-	$-	-
Total	4,055,016	$2.70	3,720,344

Recent Sales of Unregistered Securities

 None.

Recent Repurchases of Securities.

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

	Years Ended December 31,
	2009	2010	2011	2012	2013
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues	$14,915,435	$19,645,893	$26,494,737	$32,279,430	$33,433,284
Operating Expenses
Cost of revenues (exclusive of depreciation)	3,690,089	4,887,881	8,190,112	16,379,186	22,937,828
Depreciation and amortization	4,035,267	5,770,335	9,138,318	13,634,294	15,351,441
Customer support services	2,132,968	2,549,615	3,557,124	4,709,413	3,799,554
Sales and marketing	5,545,714	5,088,085	5,362,103	6,134,020	5,779,500
General and administrative	6,943,086	7,398,420	9,411,608	12,168,183	11,033,057
Total Operating Expenses	22,347,124	25,694,336	35,659,265	53,025,096	58,901,380
Operating (Loss) Income	(7,431,689)	(6,048,443)	(9,164,528)	(20,745,666)	(25,468,096)
Other Income/ (Expense)
Interest income	26,605	4,411	57,544	41,531	2,893
Interest expense	(740,409)	(489)	(22,058)	(105,245)	(220,634)
Gain on business acquisitions	-	355,876	2,231,534	(40,079)	1,004,099
Loss on derivative financial instruments	(478,544)	-	-	-	-
Other income (expense), net	(1,213)	85,638	(9,581)	(13,860)	(15,020)
Total Other Income/(Expense)	(1,193,561)	445,436	2,257,439	(117,653)	771,338
Loss before income taxes	(8,625,250)	(5,603,007)	(6,907,089)	(20,863,319)	(24,696,758)
Provision for income taxes	-	-	(118,018)	(126,256)	(78,531)
Net (loss) income	$(8,625,250)	$(5,603,007)	$(7,025,107)	$(20,989,575)	$(24,775,289)

Net (loss) income per common share – basic and diluted	$(0.25)	$(0.16)	$(0.15)	$(0.39)	$(0.38)
Weighted average common shares outstanding – basic and diluted	34,606,798	35,626,783	47,505,861	54,434,173	65,181,310

CONSOLIDATED BALANCE SHEETS DATA (at December 31,):
Cash and cash equivalents	$14,040,839	$23,173,352	$44,672,587	$15,152,226	$28,181,531
Property, plant and equipment, net	13,634,685	15,266,056	27,531,273	41,982,210	38,484,858
Total assets	29,502,707	44,589,825	83,636,896	67,109,714	74,917,467
Working capital	11,452,316	20,184,121	40,231,504	10,087,917	23,697,158
Stockholder’s equity	25,411,171	40,020,878	77,144,910	57,803,908	66,093,941

OTHER FINANCIAL DATA:
Capital expenditures	$4,707,679	$5,304,434	$13,620,180	$20,722,510	$7,143,376
Net cash provided by (used in) operating activities	(3,120,323)	238,534	702,518	(8,078,493)	(9,484,438)
Net cash used in investing activities	(4,803,760)	(8,057,744)	(18,218,729)	(21,343,128)	(7,562,464)
Net cash provided by (used in) financing activities	(2,775,346)	16,951,723	39,015,446	(98,740)	30,076,207

We focus on Adjusted EBITDA as a principal indicator of the operating efficiency and overall financial performance of our business. We believe this information provides the users of our financial statements with valuable insight into our operating results. EBITDA is calculated as net income (loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization expenses, excluding when applicable, stock-based compensation, other non-operating income or expenses, deferred rent, non-core expenses, as well as gain or loss on (i) disposal of property and equipment, (ii) nonmonetary transactions, and (iii) business acquisitions. It is important to note, however, that non-GAAP financial measures as presented do not represent cash provided by or used in operating activities and may not be comparable to similarly titled measures reported by other companies. Neither should be considered in isolation or as a substitute for measures of performance prepared in accordance with Generally Accepted Accounting Principles (“GAAP”).

In January 2013, we formed a wholly owned subsidiary, Hetnets Tower Corporation, to manage the business activities of a new business segment, Shared Wireless Infrastructure. We have provided supplemental segment information on the operating results of our Shared Wireless Infrastructure segment in Item 7 in this Annual Report on Form 10-K. We have also provided supplemental information on our Fixed Wireless segment, including the operating results of each market, in Item 7 in this Annual Report on Form 10-K.

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

In February 2013, we completed the acquisition of certain customer relationships, network infrastructure and related assets of Delos Internet (“Delos”), which is based in Houston, Texas. The aggregate consideration for the acquisition included (i) approximately $0.2 million in cash, (ii) 385,124 shares of our common stock with a fair value of approximately $1.0 million, and (iii) approximately $0.2 million in assumed liabilities. The acquisition of Delos Internet was a business combination accounted for under the acquisition method. In June 2013, we finalized the purchase price of Delos Internet. The final purchase price of $1,341,918 was $83,183, or 6%, lower than the initially reported purchase price of $1,425,101. The purchase price adjustment resulted in a decrease in the number of shares of common stock issued to Delos Internet of 48,549 from 433,673 to 385,124 shares. We recognized gain on business acquisition of approximately $1.0 million.

Characteristics of our Revenues and Expenses

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

Costs of revenues consists of expenses that are directly related to providing services to our customers, including Core Network expenses (tower and street level rooftop rent and utilities, bandwidth costs, maintenance and other) and Customer Network expenses (customer maintenance, non-installation fees and other customer specific expenses).  We collectively refer to Core Network and Customer Network as our “Network,” and Core Network costs and Customer Network costs as “Network Costs.”  When we first enter a new market, or expand in an existing market, we are required to incur up-front costs in order to be able to provide services to commercial customers.  We refer to these activities as establishing a “Network Presence.” For the Fixed Wireless segment, these costs include constructing Points-of-Presence (“PoPs”) in buildings in which we have a lease agreement (“Company Locations”) where we install a substantial amount of equipment in order to connect numerous customers to the Internet. For the Shared Wireless Infrastructure segment, these costs include installing numerous access points, backhaul, and other equipment on street level rooftops that we refer to as “Hotzones.” The costs to build PoPs and construct Hotzones are capitalized and expensed over a five year period.  In addition, we also enter into tower and roof rental agreements, secure bandwidth and incur other Network Costs.  Once we have established a Network Presence in a new market or expanded our Network Presence in an existing market, we are capable of servicing a significant number of customers through that Network Presence.  The variable cost to add new customers is relatively modest, especially compared to the upfront cost of establishing or expanding our Network Presence.  However, we may experience variability in gross margins during periods in which we are expanding our Network Presence in a market.

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

Market Information – Fixed Wireless

As of December 31, 2013, we operated in thirteen metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Houston, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport. Although we provide services in multiple markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a Network Presence in a new market.  These costs include building PoPs and Network Costs.  Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period. We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model and the operating performance of our mature markets. Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

Revenues: Revenues are allocated based on which market each customer is located in.

Costs of Revenues: Includes payroll, Core Network costs and Customer Network costs that can be allocated to a specific market.

Operating Costs: Represents costs that can be specifically allocated to a market include direct sales personnel, certain direct marketing expenses, certain customer support and installation payroll expenses and third party commissions.

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

Non-Core Expenses: These costs related to our efforts in 2012 to develop other wireless technology solutions and services, and primarily consisted of rent payments for street level rooftops, costs associated with constructing an offload network and payroll costs for employees working on these projects. Beginning in 2013, these operating costs are reported under our Shared Wireless Infrastructure segment.

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

Year ended December 31, 2013

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$8,197,925	$2,254,957	$5,942,968	$1,566,535	$4,376,433
Boston	6,508,812	1,573,624	4,935,188	804,360	4,130,828
New York	7,715,840	2,624,721	5,091,119	1,282,857	3,808,262
Chicago	3,273,174	1,211,552	2,061,622	438,541	1,623,081
Miami	1,553,933	444,789	1,109,144	407,015	702,129
Las Vegas-Reno	1,148,540	603,631	544,909	116,334	428,575
San Francisco	1,248,608	520,589	728,019	336,663	391,356
Houston	554,606	220,118	334,488	95,410	239,078
Providence-Newport	441,115	202,129	238,986	59,246	179,740
Seattle	389,839	210,475	179,364	84,015	95,349
Dallas-Fort Worth	681,812	399,464	282,348	257,213	25,135
Philadelphia	157,342	82,609	74,733	88,160	(13,427)
Nashville	21,038	57,030	(35,992)	11,443	(47,435)
Total	$31,892,584	$10,405,688	$21,486,896	$5,547,792	$15,939,104

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$15,939,104
Fixed wireless, non-market specific
Other expenses	(943,412)
Depreciation and amortization	(11,062,809)
Shared wireless infrastructure, net	(15,519,932)
Corporate	(13,881,047)
Other income (expense)	771,338
Provision for income taxes	(78,531)
Net loss	$(24,775,289)

Year ended December 31, 2012

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Boston	$6,822,836	$1,520,727	$5,302,109	$917,472	$4,384,637
Los Angeles	7,946,272	2,338,146	5,608,126	1,477,589	4,130,537
New York	7,286,768	2,290,154	4,996,614	1,290,214	3,706,400
Chicago	3,704,547	1,184,244	2,520,303	668,210	1,852,093
Miami	1,662,264	410,674	1,251,590	370,305	881,285
San Francisco	1,541,928	436,910	1,105,018	316,549	788,469
Las Vegas-Reno	1,545,404	613,723	931,681	148,955	782,726
Seattle	485,484	214,090	271,394	102,371	169,023
Providence-Newport	488,871	207,086	281,785	115,241	166,544
Dallas-Fort Worth	643,174	345,136	298,038	341,295	(43,257)
Nashville	39,184	57,745	(18,561)	36,050	(54,611)
Philadelphia	112,698	73,659	39,039	105,237	(66,198)
Total	$32,279,430	$9,692,294	$22,587,136	$5,889,488	$16,697,648

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$16,697,648
Fixed wireless, non-market specific
Other expenses	(896,311)
Depreciation and amortization	(10,689,868)
Non-core expenses	(9,687,500)
Corporate	(16,169,635)
Other income (expense)	(117,653)
Provision for income taxes	(126,256)
Net loss	$(20,989,575)

Year ended December 31, 2011

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Boston	$6,740,600	$1,561,551	$5,179,049	$946,209	$4,232,840
New York	6,100,471	1,522,891	4,577,580	1,220,426	3,357,154
Los Angeles	4,472,136	891,400	3,580,736	1,039,553	2,541,183
Chicago	3,461,614	1,034,376	2,427,238	635,910	1,791,328
San Francisco	1,491,814	263,663	1,228,151	363,206	864,945
Miami	1,389,477	303,917	1,085,560	392,065	693,495
Las Vegas-Reno	1,031,535	437,469	594,066	105,266	488,800
Seattle	526,228	209,659	316,569	110,341	206,228
Providence-Newport	459,255	176,917	282,338	94,106	188,232
Dallas-Fort Worth	655,521	333,594	321,927	275,783	46,144
Nashville	53,210	52,435	775	41,516	(40,741)
Philadelphia	112,876	61,751	51,125	106,150	(55,025)
Total	$26,494,737	$6,849,623	$19,645,114	$5,330,531	$14,314,583

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$14,314,583
Fixed wireless, non-market specific
Other expenses	(386,783)
Depreciation and amortization	(7,928,923)
Non-core expenses	(2,139,218)
Corporate	(13,024,187)
Other income (expense)	2,257,439
Provision for income taxes	(118,018)
Net loss	$(7,025,107)

Overview - Shared Wireless Infrastructure

Our Shared Wireless Infrastructure segment offers a range of rental options on street level rooftops related to (i) the installation of customer owned Small Cells, (ii) Wi-Fi access and the offloading of mobile data, and (iii) backhaul, power and other related telecommunications. To date, our operating activities have been primarily focused in New York City, and to a lesser degree, San Francisco, Chicago, and Southern Florida. Costs incurred to establish and operate this business segment include (a) rent payments under lease agreements which provide us with the right to install wireless technology equipment and (b) construction of a carrier-class network to deliver the services being offered by our shared wireless segment.

In June 2013, we entered into the Wi-Fi Agreement with the Cable Operator. The Wi-Fi Agreement provides leased access to certain access points, primarily within New York City and Bergen County, New Jersey. The Cable Operator has a limited right to expand access in our other markets. The term of the Wi-Fi Agreement is for an initial three year period, and provides for automatic renewals for two, one year periods.

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

EBITDA, a non-GAAP financial measure, is calculated as net income (loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization expenses, excluding when applicable, stock-based compensation, deferred rent expense, other non-operating income or expenses as well as gain or loss on (i) disposal of property and equipment, (ii) nonmonetary transactions, and (iii) business acquisitions.

Net Cash Flow is another commonly used non-GAAP financial measure that we utilize. Net Cash Flow is defined as Adjusted EBITDA less capital expenditures.

Three months ended December 31, 2013

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$767,954	$(4,242,749)	$(3,153,141)	$(6,627,936)
Depreciation and amortization	2,651,546	875,471	170,869	3,697,886
Stock-based compensation	-	-	314,462	314,462
Loss on property and equipment	38,820	-	-	38,820
Loss on non-monetary transactions	67,794	-	-	67,794
Deferred rent	230,160	432,201	(86,820)	575,541
Adjusted EBITDA	3,756,274	(2,935,077)	(2,754,630)	(1,933,433)
Less: Capital expenditures	1,160,116	1,264,893	908,796	3,333,805
Net Cash Flow	$2,596,158	$(4,199,970)	$(3,663,426)	$(5,267,238)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(1,933,433)
Depreciation and amortization	(3,697,886)
Stock-based compensation	(314,462)
Loss on property and equipment	(38,820)
Loss on non-monetary transactions	(67,794)
Deferred rent	(575,541)
Operating Income (Loss)	(6,627,936)
Interest income	2,492
Interest expense	(66,336)
Other income (expense), net	(4,130)
Provision for income taxes	(78,531)
Net loss	$(6,774,441)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(5,267,238)
Capital expenditures	3,333,805
Changes in operating assets and liabilities, net	848,636
Other, net	(33,947)
Net cash used in operating activities	$(1,118,744)

Year ended December 31, 2013

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$4,115,979	$(15,703,028)	$(13,881,047)	$(25,468,096)
Depreciation and amortization	11,062,809	3,508,646	779,986	15,351,441
Stock-based compensation	-	-	1,253,661	1,253,661
Loss on property and equipment	112,442	8,202	-	120,644
Loss on non-monetary transactions	272,347	-	-	272,347
Non-recurring expenses, primarily acquisition-related	-	-	112,815	112,815

Deferred rent	230,160	432,201	(86,820)	575,541
Adjusted EBITDA	15,793,737	(11,753,979)	(11,821,405)	(7,781,647)
Less: Capital expenditures	4,518,874	2,314,236	1,258,469	8,091,579
Net Cash Flow	$11,274,863	$(14,068,215)	$(13,079,874)	$(15,873,226)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(7,781,647)
Depreciation and amortization	(15,351,441)
Non-recurring expenses, primarily acquisition-related	(112,815)
Stock-based compensation	(1,253,661)
Loss on property and equipment	(120,644)
Loss on non-monetary transactions	(272,347)
Deferred rent	(575,541)
Operating Income (Loss)	(25,468,096)
Interest income	2,893
Interest expense	(220,634)
Gain on business acquisition	1,004,099
Other income (expense), net	(15,020)
Provision for income taxes	(78,531)
Net loss	$(24,775,289)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(15,873,226)
Capital expenditures	8,091,579
Non-recurring expenses, primarily acquisition-related	(112,815)
Changes in operating assets and liabilities, net	(1,169,868)
Other, net	(420,108)
Net cash used in operating activities	$(9,484,438)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues. Revenues totaled $33,433,284 during the year ended December 31, 2013 compared to $32,279,430 during the year ended December 31, 2012 representing an increase of $1,153,854, or 4%. Substantially all of the revenue increase was attributable to our Shared Wireless segment where revenues increased from $192,442 in 2012 to $1,174,509 in 2013.  Fixed wireless revenues increased by $171,786, or 1%, primarily related to an increase in Average Revenue Per User (“ARPU”) from $717 in the 2012 period to $761 in the 2013 period.  The increase in ARPU was offset by higher than normal churn levels.

ARPU for the Fixed Wireless segment totaled $761 as of December 31, 2013 compared to $717 as of December 31, 2012 representing an increase of $44, or 6%. ARPU for new customers totaled $663 during the year ended December 31, 2013 compared to $531 during the year ended December 31, 2012 representing an increase of $132, or 25%. The increase in ARPU primarily related to customers upgrading to higher bandwidth service which generates higher monthly recurring revenue.

Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.93% during the year ended December 31, 2013 compared to 1.59% during the year ended December 31, 2012. Our goal is to maintain churn levels between 1.40% and 1.70% which we believe is below industry averages of approximately 2.00%. Churn levels can fluctuate from quarter to quarter depending upon whether customers move to a location not serviced by the Company, go out of business, or a myriad of other reasons. Churn has averaged 1.66% over the past 36 months and we do not believe that the slightly higher than targeted churn level is indicative of any long term business developments or trends.

Cost of Revenues. Cost of revenues totaled $22,937,828 during the year ended December 31, 2013 compared to $16,379,186 during the year ended December 31, 2012 representing an increase of $6,558,642, or 40%. On a consolidated basis, gross margin during the year ended December 31, 2013 was 31% as compared to 49% during the year ended December 31, 2012 representing a decrease of 18 percentage points. Higher rent expense associated with both Points-of-Presence (“PoPs”) for the fixed wireless network and street level rooftops for the shared wireless infrastructure network increased cost of revenues by $1,322,208 and $6,008,015, respectively, and reduced gross margin by 4 and 18 percentage points, respectively. Increases in rent expense for the fixed wireless network primarily related to an increase in the number of PoPs in 2013 including those acquired in the Delos acquisition as well as base rent increases associated with increasing the number of antenna on our PoPs. Increases in rent expense for the shared wireless network primarily related to a higher number of lease agreements in the 2013 period as compared to the 2012 period. These increases were partially offset by lower Customer Network and other costs which decreased by $771,581 and benefited gross margin by 2 percentage points.

Depreciation and Amortization.    Depreciation and amortization totaled $15,351,441 during the year ended December 31, 2013 compared to $13,634,294 during the year ended December 31, 2012 representing an increase of $1,717,147 or 13%. Depreciation expense totaled $12,257,624 during the year ended December 31, 2013 compared to $10,262,526 during the year ended December 31, 2012 representing an increase of $1,995,098, or 19%. The gross base of depreciable assets as of December 31, 2013 increased by $7,615,000, or 10%, compared to December 31, 2012. The increase in the depreciable base during the year ended December 31, 2013 reflects continued growth in our fixed wireless network (approximately $3,662,000), spending on our shared wireless infrastructure (approximately $1,895,000) and additions resulting from acquisitions (approximately $808,000).

Amortization expense totaled $3,093,817 during the year ended December 31, 2013 compared to $3,371,768 during the year ended December 31, 2012 representing a decrease of $277,951, or 8%.  Amortization expense relates to customer related intangible assets recorded in connection with  acquisitions, and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods. The decrease was primarily related to amortization associated with the acquisition of Pipeline Wireless LLC ("Pipeline") which became fully amortized in May 2012. This decrease was partially offset by amortization expense associated with the Delos acquisition which began in February 2013.

Customer Support Services.    Customer support services totaled $3,799,554 during the year ended December 31, 2013 compared to $4,709,413 during the year ended December 31, 2012 representing a decrease of $909,859, or 19%.  The decrease was primarily related to lower payroll costs as average headcount totaled 71 during the 2013 period as compared to 81 during the 2012 period representing a decrease of 10, or 12%

Sales and Marketing. Sales and marketing expenses totaled $5,779,500 during the year ended December 31, 2013 compared to $6,134,020 during the year ended December 31, 2012 representing a decrease of $354,520, or 6%. Average headcount totaled 48 during the 2013 period as compared to 55 during the 2012 period representing a decrease of 7, or 13%.  In addition, channel commissions totaled $385,049 during 2013 compared to $307,574 during 2012 representing an increase of $77,475, or 25%.

General and Administrative.    General and administrative expenses totaled $11,033,057 during the year ended December 31, 2013 compared to $12,168,183 during the year ended December 31, 2012 representing a decrease of $1,135,126, or 9%. Payroll costs totaled $4,049,344 during 2013 compared to $4,410,287 during 2012 representing a decrease of $360,943, or 8%. In November 2012, the Chief Operating Officer resigned and was not replaced. Stock-based compensation totaled $1,253,661 during 2013 compared to $1,658,200 during 2012 representing a decrease of $404,539, or 24%. Acquisition expenses totaled $62,953 during 2013 compared to $330,869 during 2012 representing a decrease of $267,916, or 81%. Finally, bad debt expense totaled $85,000 during 2013 compared to $219,082 during 2012 representing a decrease of $134,082, or 61%. The decrease in bad debt expense was consistent with a more than 50% improvement in receivable balances greater than 90 days outstanding.

Interest Income. Interest income totaled $2,893 during the year ended December 31, 2013 compared to $41,531 during the year ended December 31, 2012 representing a decrease of $38,638, or 93%. The decrease in the 2013 period compared to the 2012 period related to a decision to apply earnings credits against bank charges rather than be paid interest income as it yielded a higher net benefit to the Company.

Interest Expense.  Interest expense totaled $220,634 during the year ended December 31, 2013 compared to $105,245 during the year ended December 31, 2012 representing an increase of $115,389 or greater than 100%.  In total, we entered into six capital leases between June 2011 and April 2013 for equipment totaling approximately $3.7 million.  We incurred interest expense on these six leases of $161,452 and $55,828 in 2013 and 2012, respectively.

Gain on Business Acquisitions.    Gain on business acquisitions totaled $1,004,099 during the year ended December 31, 2013 compared to a loss of $40,079 during the year ended December 31, 2012 representing an increase of $1,044,178, or greater than 100%.  The gain recognized in the 2013 period relates to the acquisition of Delos in February 2013. The loss recognized in the 2012 period represents the final purchase price adjustment related to the acquisition of Color Broadband Communications (“Color Broadband”) in May 2012. The final purchase price for the Color Broadband acquisition resulted in an adjusted gain on business acquisition of $1,146,011. The challenging economic environment during 2012 made it difficult for smaller companies like Delos and Color Broadband to raise sufficient capital to sustain their growth.  As a result, we were able to acquire the customer relationships and wireless network of Delos and Color Broadband at a discounted price.

Provision for Income Taxes. Provision for income taxes totaled $78,531 during the year ended December 31, 2013 compared to $126,256 during the year ended December 31, 2012 representing a decrease of $47,725, or 38%. The expense recognized in the periods related to deferred tax liabilities associated with FCC licenses and goodwill which are amortized for tax purposes but not for book purposes.

Net Loss. Net loss totaled $24,775,289 during the year ended December 31, 2013 compared to $20,989,575 during the year ended December 31, 2012 representing an increase of $3,785,714, or 18%. Revenues increased by $1,153,854, or 4%, while operating expenses increased by $5,876,284 or 11%. In addition, non-operating income, primarily related to gains on a business acquisition, totaled $771,338 for the year ended December 31, 2013 compared to non-operating expense of $117,653 for the year ended December 31, 2012.

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

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Changes in capital resources during the year ended December 31, 2013 and 2012 are described below. At February 28, 2014, we had cash and cash equivalents totaling approximately $22,800,000.

Net Cash (Used In) Provided by Operating Activities.  Net cash used in operating activities for the year ended December 31, 2013 totaled $9,484,438 compared to $8,078,493 for the year ended December 31, 2012 representing an increase of $1,405,945, or 17%. Cash used in operations for the year ended December 31, 2013 totaled $8,314,570 as compared to $5,244,641 for the year ended December 31, 2012. Changes in operating assets and liabilities generally represent timing differences regarding payments and receipts, and are normally not indicative of operating results.  Changes in operating assets and liabilities used cash of $1,169,868 during the year ended December 31, 2013 as compared to $2,833,852 for the year ended December 31, 2012.

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

Net Cash Used in Investing Activities. Net cash used in investing activities for the year ended December 31, 2013 totaled $7,562,464 compared to $21,343,128 for the year ended December 31, 2012 representing a decrease of $13,780,664 or 65%. Capital expenditures for the fixed wireless segment decreased from $10,982,881 in the 2012 period to $4,256,335 in the 2013 period representing a reduction of $6,726,546, or 61%. During the 2012 period, we upgraded the fixed wireless network acquired in connection with the acquisition of Color Broadband and also added additional capacity in order to be able to provide backhaul services to the shared wireless infrastructure network. Capital expenditures for the shared wireless infrastructure segment decreased from $9,900,974 in the 2012 period to $1,890,861in the 2013 period representing a reduction of $8,010,113, or 81%. During the 2012 period, the construction of a carrier class network to offload data traffic and offer access for small cells was substantially completed. We paid cash of $225,000 for the acquisition of Delos Internet. There were no acquisitions in the 2012 period.

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

Net Cash (Used In) Provided by Financing Activities.  Net cash provided by financing activities for the year ended December 31, 2013 totaled $30,076,207 compared to net cash used in financing activities of $98,740 for the year ended December 31, 2012, representing an increase of $30,174,947, or greater than 100%. The increase is primarily related to net proceeds of $30,499,336 received in the first quarter of 2013 from the sale of 11,000,000 shares of our common stock at a public offering price of $3.00 per share.

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

Working Capital.    As of December 31, 2013, we had working capital of $23,697,158. In February and March 2013, we completed a public offering which raised net proceeds of approximately $30.5 million. Based on our current operating activities and plans, we believe our working capital position at the end of December 31, 2013 will enable us to meet our anticipated cash requirements for at least the next twelve months.

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

In the first quarter of 2013, we completed an underwritten offering of 11,000,000 shares of our common stock at a public offering price of $3.00 per share. The total gross proceeds of the offering were $33,000,000. Net proceeds were approximately $30,499,336, after underwriting discounts, commissions and offering expenses.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2013:

	Payments due by period
	Total	2014	2015	2016	2017	2018	Thereafter
Capital leases	$3,007,150	$997,824	$908,344	$655,754	$391,305	$53,923	$-
Operating leases	63,158,328	17,754,304	16,784,825	15,453,805	9,893,685	2,573,387	698,322
Deferred payments	83,152	83,152	-	-	-	-	-
Other	509,257	375,873	133,042	342	-	-	-
Total	$66,757,887	$19,211,153	$17,826,211	$16,109,901	$10,284,990	$2,627,310	$698,322

Capital Leases. We have entered into capital leases to acquire network, rooftop tower site and customer premise equipment expiring through March 2018.

Operating Leases. We have entered into operating leases related to roof rights, towers, office space, and equipment leases under various non-cancelable agreements expiring through December 2020.

Deferred Payments. We are making deferred payments to Pipeline as part of the consideration paid for the acquisition. There were 5 monthly payments of $16,630 remaining as of December 31, 2013.

Other. In December 2013, we entered into a one year information technology infrastructure support agreement. The agreement became effective at the end of the first quarter of 2014. The monthly payments are approximately $121,000 and will be paid through the first quarter of 2015.

Impact of Inflation, Changing Prices and Economic Conditions

Pricing for many technology products and services have historically decreased over time due to the effect of product and process improvements and enhancements. In addition, economic conditions can affect the buying patterns of customers. In 2013, our customer base continued to upgrade to higher bandwidth products as business conditions and the general economy continued to improve. Customers continued to place a premium on value and performance. Pricing of services continued to be a focus for prospective buyers with multi-point and midrange product pricing remaining steady while competition for high capacity links intensified. In part, pressure on high capacity links was due to decreased costs for equipment and some competitors willing to sacrifice margins. We believe that our customers will continue to upgrade their bandwidth service. The continued migration of many business activities and functions to the Internet, and growing use of cloud computing should also result in increased bandwidth requirements over the long term. Inflation has remained relatively modest and has not had a material impact on our business in recent years.

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

Off-Balance Sheet Arrangements.    We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as “Special Purposes Entities.”

 Recent Accounting Pronouncements

No accounting pronouncements adopted during the year ended December 31, 2013 had a material impact on the Company's consolidated financial statements. No new accounting pronouncements issued during the year ended December 31, 2013, but not yet adopted, are expected to have a material impact on the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

 Market Rate Risk

 Market risk is the potential loss arising from adverse changes in market rates and prices.  Our primary market risk relates to interest rates.    At December 31, 2013, all cash and cash equivalents are immediately available cash balances.  A portion of our cash and cash equivalents are held in institutional money market funds.

 Interest Rate Risk

 Our interest rate risk exposure is to a decline in interest rates which would result in a decline in interest income. Due to our current market yields, a further decline in interest rates would not have a material impact on earnings.

 Foreign Currency Exchange Rate Risk

 We do not have any material foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Towerstream Corporation

We have audited the accompanying consolidated balance sheets of Towerstream Corporation and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2013, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Towerstream Corporation and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years ended December 31, 2013, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Towerstream Corporation’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and our report dated, March 17, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 17, 2014

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
Assets
Current Assets
Cash and cash equivalents	$28,181,531	$15,152,226
Accounts receivable, net	611,548	609,302
Prepaid expenses and other current assets	925,587	943,420
Total Current Assets	29,718,666	16,704,948

Property and equipment, net	38,484,858	41,982,210

Intangible assets, net	3,088,827	4,548,177
Goodwill	1,674,281	1,674,281
Other assets	1,950,835	2,200,098
Total Assets	$74,917,467	$67,109,714

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,241,743	$1,163,442
Accrued expenses	2,532,679	2,986,020
Deferred revenues	1,396,780	1,457,464
Current maturities of capital lease obligations	783,051	775,087
Other	67,255	235,018
Total Current Liabilities	6,021,508	6,617,031

Long-Term Liabilities
Capital lease obligations, net of current maturities	1,805,336	2,387,674
Other	996,682	301,101
Total Long-Term Liabilities	2,802,018	2,688,775
Total Liabilities	8,823,526	9,305,806

Commitments (Note 14)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 95,000,000 shares authorized; 66,424,561 and 54,670,712 shares issued and outstanding, respectively	66,425	54,671
Additional paid-in-capital	154,171,695	121,118,127
Accumulated deficit	(88,144,179)	(63,368,890)
Total Stockholders' Equity	66,093,941	57,803,908
Total Liabilities and Stockholders' Equity	$74,917,467	$67,109,714

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012	2011

Revenues	$33,433,284	$32,279,430	$26,494,737

Operating Expenses
Cost of revenues (exclusive of depreciation)	22,937,828	16,379,186	8,190,112
Depreciation and amortization	15,351,441	13,634,294	9,138,318
Customer support services	3,799,554	4,709,413	3,557,124
Sales and marketing	5,779,500	6,134,020	5,362,103
General and administrative	11,033,057	12,168,183	9,411,608
Total Operating Expenses	58,901,380	53,025,096	35,659,265
Operating Loss	(25,468,096)	(20,745,666)	(9,164,528)
Other Income/(Expense)
Interest income	2,893	41,531	57,544
Interest expense	(220,634)	(105,245)	(22,058)
Gain on business acquisitions	1,004,099	(40,079)	2,231,534
Other income (expense), net	(15,020)	(13,860)	(9,581)
Total Other Income/(Expense)	771,338	(117,653)	2,257,439
Loss before income taxes	(24,696,758)	(20,863,319)	(6,907,089)
Provision for income taxes	(78,531)	(126,256)	(118,018)
Net Loss	$(24,775,289)	$(20,989,575)	$(7,025,107)

Net loss per common share – basic and diluted	$(0.38)	$(0.39)	$(0.15)
Weighted average common shares outstanding – basic and diluted	65,181,310	54,434,173	47,505,861

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

	Common Stock		Additional
	Shares	Amount	Paid-In- Capital	Accumulated Deficit	Total
Balance at December 31, 2010	42,116,618	$42,117	$75,332,969	$(35,354,208)	$40,020,878
Issuance of common stock for business acquisitions	1,195,622	1,195	3,567,331	-	3,568,526
Net proceeds from issuance of common stock	10,350,000	10,350	38,824,359	-	38,834,709
Cashless exercise of options	173,691	174	(174)	-	-
Exercise of options	297,533	297	265,626	-	265,923
Exercise of warrants	6,000	6	26,994	-	27,000
Issuance of common stock under employee stock purchase plan	26,632	27	73,349	-	73,376
Stock-based compensation for options	-	-	951,850	-	951,850
Stock-based compensation for restricted stock	-	-	118,200	-	118,200
Issuance of common stock for FCC license	89,987	90	309,465	-	309,555
Net loss	-	-	-	(7,025,107)	(7,025,107)
Balance at December 31, 2011	54,256,083	54,256	119,469,969	(42,379,315)	77,144,910
Cashless exercise of options	162,884	163	(163)	-	-
Exercise of options	337,128	337	328,704	-	329,041
Issuance of common stock under employee stock purchase plan	28,723	29	117,222	-	117,251
Issuance of common stock upon vesting of restricted stock awards	30,000	30	(30)	-	-
Stock-based compensation for options	-	-	1,532,282	-	1,532,282
Stock-based compensation for restricted stock	-	-	108,350	-	108,350
Adjustment to common stock issued for business acquisitions	(144,106)	(144)	(403,222)	-	(403,366)
Fair value of options repurchased	-	-	(34,985)	-	(34,985)
Net loss	-	-	-	(20,989,575)	(20,989,575)
Balance at December 31, 2012	54,670,712	54,671	121,118,127	(63,368,890)	57,803,908
Cashless exercise of options	37,770	38	(38)	-	-
Exercise of options	284,688	285	292,104	-	292,389
Issuance of common stock under employee stock purchase plan	31,267	31	80,687	-	80,718
Issuance of common stock upon vesting of restricted stock awards	15,000	15	(15)	-	-
Net proceeds from issuance of common stock	11,000,000	11,000	30,488,336	-	30,499,336
Issuance of common stock for business acquisitions	385,124	385	950,871	-	951,256
Stock-based compensation for options	-	-	1,182,523	-	1,182,523
Stock-based compensation for restricted stock	-	-	59,100	-	59,100
Net loss	-	-	-	(24,775,289)	(24,775,289)
Balance at December 31, 2013	66,424,561	$66,425	$154,171,695	$(88,144,179)	$66,093,941

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities
Net Loss	$(24,775,289)	$(20,989,575)	$(7,025,107)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	78,531	126,256	118,018
Provision for doubtful accounts	85,000	219,082	249,492
Depreciation for property, plant and equipment	12,257,624	10,262,526	6,507,271
Amortization for customer based intangibles	3,093,817	3,371,768	2,631,047
Stock-based compensation	1,253,661	1,658,200	1,081,042
Gain on business acquisitions	(1,004,099)	40,079	(2,231,534)
Loss on sale and disposition of property and equipment	120,644	171,230	65,215
Deferred rent	575,541	(104,207)	(84,156)
Changes in operating assets and liabilities:
Accounts receivable	(8,007)	(202,051)	157,990
Prepaid expenses and other current assets	17,834	(537,609)	(265,456)
Other assets	302,780	(1,289,698)	(254,020)
Account payable	48,766	(280,477)	424,572
Accrued expenses	(1,410,582)	(169,467)	(339,147)
Other current liabilities	-	-	(30,489)
Deferred revenues	(120,659)	(354,550)	(302,220)
Total Adjustments	15,290,851	12,911,082	7,727,625
Net Cash Provided By (Used In) Operating Activities	(9,484,438)	(8,078,493)	702,518

Cash Flows From Investing Activities
Acquisitions of property and equipment	(7,143,376)	(20,722,510)	(13,620,180)
Acquisition of a business, net of cash acquired	(222,942)	-	(4,400,000)
Proceeds from sale of property and equipment	18,365	12,850	28,701
Payments of security deposits	(51,524)	(345,129)	(97,612)
Deferred acquisition payments	(162,987)	(288,339)	(129,638)
Net Cash Used In Investing Activities	(7,562,464)	(21,343,128)	(18,218,729)

Cash Flows From Financing Activities
Payments on capital leases	(784,198)	(492,479)	(174,569)
Issuance of common stock upon exercise of options	292,389	329,041	265,923
Issuance of common stock upon exercise of warrants	-	-	27,000
Issuance of common stock under employee stock purchase plan	68,680	99,683	62,383
Repurchase of options	-	(34,985)	-
Net proceeds from sale of common stock	30,499,336	-	38,834,709
Net Cash Provided By (Used In) Financing Activities	30,076,207	(98,740)	39,015,446

Net Increase (Decrease) In Cash and Cash Equivalents	13,029,305	(29,520,361)	21,499,235

Cash and Cash Equivalents – Beginning of year	15,152,226	44,672,587	23,173,352
Cash and Cash Equivalents – Ending of year	$28,181,531	$15,152,226	$44,672,587

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$220,634	$105,245	$22,058
Taxes	$36,472	$19,993	$18,335
Non-cash investing and financing activities:
Fair value of common stock (returned)/ issued in connection with acquisitions	$951,256	$(403,366)	$3,568,526
Fair value of common stock issued for FCC license	$-	$-	$309,555
Acquisition of property and equipment:
Under capital leases	$80,894	$2,915,580	$769,882
Included in accrued expenses	$867,311	$1,240,774	$658,144
Other	$-	$18,679	$-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1.    Organization and Nature of Business

Towerstream Corporation (referred to as “Towerstream” or the “Company”) was incorporated in Delaware in December 1999. During its first decade of operations, the Company's business activities were focused on delivering fixed wireless broadband services to commercial customers over a wireless network transmitting over both regulated and unregulated radio spectrum. The Company's fixed wireless service supports bandwidth on demand, wireless redundancy, virtual private networks, disaster recovery, bundled data and video services. The Company provides services to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Houston, Philadelphia, Nashville, Las Vegas-Reno and Providence-Newport. The Company's “fixed wireless business” has historically grown both organically and through the acquisition of five other fixed wireless broadband providers in various markets.

In 2010, the Company began exploring opportunities to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Over the past few years, a significant increase in mobile data generated by smartphones, tablets and other devices has placed tremendous demand on the networks of the carriers. This has caused the carriers to explore a wide range of solutions including (i) acquiring additional spectrum, (ii) employing Wi-Fi to offload data traffic and (iii) utilizing small cell technologies to increase capacity and coverage in dense urban areas. During this period, the Company incurred various costs related to identifying possible new solutions and services. These costs included rent payments under lease agreements which provide the Company with the right to install wireless technology equipment on the rooftops of buildings. The Company refers to these locations as "street level rooftops" because Wi-Fi and small cell technologies are required to be close to the ground, and therefore, the buildings are often one to two stories high. The Company also incurred costs to construct a carrier-class network to offload data traffic. The Company has entered into the lease agreements and commenced these capital projects for the purpose of securing capacity that it believes is needed to maintain its competitive position in the wireless industry. The Company believes that the wireless communications industry is experiencing a fundamental shift from its traditional, macro-cellular architecture to densified small cell architecture where existing cell sites will be supplemented by many smaller base stations operating near street level. The Company also believes that Wi-Fi will be an integral component of small cell architecture.

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

In June 2013, Hetnets entered into a Wi-Fi service agreement (the “Wi-Fi Agreement”) with a major cable operator (the “Cable Operator”). The Wi-Fi Agreement provides leased access to certain access points, primarily within New York City and Bergen County, New Jersey. The Cable Operator has a limited right to expand access in other Hetnets’ markets. The term of the Wi-Fi Agreement is for an initial three year period, and provides for automatic annual renewals for two additional years.

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

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2013, the Company had cash and cash equivalent balances of approximately $12,929,000 in excess of the federally insured limit of $250,000. Under the FDIC’s Transaction Account Guarantee (“TAG”) program, noninterest-bearing transaction deposit accounts had full federal deposit insurance coverage through December 31, 2013. The Company had one noninterest-bearing transaction deposit account with a balance of approximately $9,158,000 as of December 31, 2013 that was covered under the TAG program.

The Company also had approximately $15,002,000 invested in institutional money market funds. These funds are protected under the Securities Investor Protection Corporation, a nonprofit membership corporation which provides limited coverage up to $500,000.

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

	Years Ended December 31,
	2013	2012
Beginning of period	$190,109	$262,525
Additions	85,000	219,082
Deductions	(194,100)	(291,498)
End of period	$81,009	$190,109

Property and Equipment. Property and equipment are stated at cost and include equipment, installation costs and materials. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the useful lives or the term of the respective lease. Network, base station, shared wireless infrastructure and customer premise equipment are depreciated over estimated useful lives of 5 years; furniture, fixtures and other from 3 to 5 years and information technology from 3 to 5 years.

Expenditures for maintenance and repairs which do not extend the useful life of the assets are charged to expense as incurred. Gains or losses on disposals of property and equipment are reflected in general and administrative expenses in the statement of operations.

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

The Company has determined that there were no impairments of property and equipment or intangible assets during the years ended December 31, 2013 and 2012.

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

The highest level of judgment and estimation involved in accounting for business acquisitions relates to determining the fair value of the customer relationships and network assets acquired. In each of the four acquisitions completed since 2011, the highest asset value has been allocated to the customer relationships acquired. Determining the fair value of the customer relationships involves judgments and estimates regarding how long the customers will continue to contract services with the Company. During the course of completing these four acquisitions, the Company has developed a database of historical experience from prior acquisitions to assist us in preparing future estimates of cash flows. Similarly, we have used our historical experience in building networks to prepare estimates regarding the fair value of the network assets that we acquire.

Goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired in an acquisition. Goodwill is not amortized but rather is reviewed annually for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable. The Company initially performs a qualitative assessment of goodwill which considers macro-economic conditions, industry and market trends, and the current and projected financial performance of the reporting unit.  No further analysis is required if it is determined that there is a less than 50 percent likelihood that the carrying value is greater than the fair value.  The Company completed a qualitative assessment and determined that there was no impairment of goodwill as of December 31, 2013 and 2012, respectively.

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

Advertising Costs. The Company charges advertising costs to expense as incurred. Advertising costs for the years ended December 31, 2013, 2012 and 2011 were approximately $1,100,000, $1,096,000 and $1,041,000, respectively, and are included in sales and marketing expenses in the statements of operations.

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

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise of these common stock equivalents would dilute earnings per shares if the Company becomes profitable in the future. The exercise of the stock options and warrants outstanding at December 31, 2013 would generate proceeds up to approximately $13,197,000.

	Years Ended December 31,
	2013	2012	2011
Stock options	4,055,016	3,916,045	4,635,624
Warrants	450,000	450,000	4,776,310
Total	4,505,016	4,366,045	9,411,934

Recent Accounting Pronouncements. No accounting pronouncements adopted during the year ended December 31, 2013 had a material impact on the Company's consolidated financial statements. No new accounting pronouncements issued during the year ended December 31, 2013, but not yet adopted, are expected to have a material impact on the Company's consolidated financial statements.

Subsequent Events. Subsequent events have been evaluated through the date of this filing.

Note 3.    Business Acquisitions

Delos Internet

In February 2013, the Company completed the acquisition of Delos Internet (“Delos”). The Company obtained full control of Delos and determined that the acquisition was a business combination to be accounted for under the acquisition method. The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date. The number of shares issued was based on the closing price of the Company's common stock on the February 28, 2013 closing date which was $2.47.

	Original	Adjustments	Final
Fair value of consideration transferred:
Cash	$225,000	$-	$225,000
Common stock	1,071,172	(119,916)	951,256
Other liabilities assumed	-	36,733	36,733
Capital lease obligations assumed	128,929	-	128,929
Total consideration transferred	1,425,101	(83,183)	1,341,918

Fair value of identifiable assets acquired and liabilities assumed:
Cash	2,058	-	2,058
Accounts receivable	80,524	1,286	79,238
Property and equipment	826,524	18,824	807,700
Security deposits	1,993	-	1,993
Accounts payable	(26,970)	2,566	(29,536)
Deferred revenue	(62,110)	(2,135)	(59,975)
Other liabilities	(89,930)	-	(89,930)
Total identifiable net tangible assets	732,089	20,541	711,548
Customer relationships	1,634,469	-	1,634,469
Total identifiable net assets	2,366,558	20,541	2,346,017
Gain on business acquisition	$941,457	$62,642	$1,004,099

The Company recognized a gain on business acquisition of $1,004,099 which is included in other income (expense) in the Company’s consolidated statements of operations for the year ended December 31, 2013. The challenging economic environment during 2012 made it difficult for smaller companies like Delos to raise sufficient capital to sustain their growth.  As a result, the Company was able to acquire the customer relationships and wireless network of Delos at a discounted price.

In May 2013, the Company finalized the purchase price of Delos which resulted in a reduction of approximately $21,000 of identifiable net assets and an increase in the gain on business acquisition of approximately $63,000. The purchase price adjustment resulted in a decrease in the number of shares of common stock issued to Delos of 48,549 from 433,673 to 385,124 shares.

The results of operations of Delos have been included in the Company’s consolidated statements of operations since the completion of the acquisition in February 2013. Revenues generated from customers acquired from Delos totaled approximately $517,000 for the year ended December 31, 2013.

During the years ended December 31, 2013 and 2012, respectively, the Company incurred approximately $99,000 and $59,000 of third-party costs in connection with the Delos acquisition. These expenses are included in the general and administrative expenses in the Company’s consolidated statements of operations.

Color Broadband Communications

In December 2011, the Company completed the acquisition of Color Broadband and determined that it was a business combination to be accounted for under the acquisition method. The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date. The number of shares issued was based on the closing price of the Company's common stock on the December 2, 2011 closing date which was $2.47.

	Original	Adjustments	Final
Fair value of consideration transferred:
Cash	$2,800,000	$-	$2,800,000
Common stock	2,286,567	(243,309)	2,043,258
Other liabilities assumed	121,777	-	121,777
Capital lease obligations assumed	111,537	22,424	133,961
Total consideration transferred	5,319,881	(220,885)	5,098,996

Fair value of identifiable assets acquired and liabilities assumed:
Customer relationships	4,584,756	(39,816)	4,544,940
Property and equipment	1,976,852	-	1,976,852
Accounts receivable	383,947	(420)	383,527
Security deposits	7,506	-	7,506
Prepaid expenses and other current assets	48,425	-	48,425
Accounts payable	(5,984)	-	(5,984)
Deferred revenue	(488,875)	(4,106)	(492,981)
Customer credits	(656)	(216,622)	(217,278)
Total identifiable net assets	6,505,971	(260,964)	6,245,007
Gain on business acquisition	$1,186,090	$(40,079)	$1,146,011

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

In May 2012, the Company finalized the purchase price of Color Broadband which resulted in a reduction of approximately $261,000 of identifiable net assets and a reduction in the gain on business acquisition of approximately $40,000. The purchase price adjustment resulted in a decrease in the number of shares of common stock issued to Color Broadband of 98,506 from 925,736 to 827,230 shares. In addition, 45,600 shares of common stock were returned to the Company principally representing accounts receivable collections retained by Color Broadband during the post-closing transition services period.

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

One Velocity, Inc.

In May 2011, the Company completed the acquisition of One Velocity. The Company obtained full control of One Velocity and determined that the acquisition was a business combination to be accounted for under the acquisition method. The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date. The number of shares issued was based on the closing price of the Company's common stock on the May 18, 2011 closing date which was $4.75.

	Original	Adjustments	Final
Fair value of consideration transferred:
Cash	$1,600,000	$-	$1,600,000
Common stock	1,839,732	(557,773)	1,281,959
Total consideration transferred	3,439,732	(557,773)	2,881,959

Fair value of identifiable assets acquired and liabilities assumed:
Customer relationships	2,466,512	(136,979)	2,329,533
Property and equipment	1,952,883	-	1,952,883
Accounts receivable	84,460	48,760	133,220
Security deposits	21,679	-	21,679
Prepaid expenses and other current assets	795	-	795
Accounts payable and accrued expenses	(115,772)	9,024	(106,748)
Deferred revenue	(406,700)	2,741	(403,959)
Total identifiable net assets	4,003,857	(76,454)	3,927,403
Gain on business acquisition	$564,125	$481,319	$1,045,444

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

Pipeline Wireless, LLC

In December 2010, the Company completed the acquisition of Pipeline Wireless, LLC (“Pipeline”). The Company obtained full control of Pipeline and determined that the acquisition was a business combination to be accounted for under the acquisition method. The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date. The number of shares issued was based on the closing price of the Company's common stock on the December 15, 2010 closing date which was $3.61.

	Original	Adjustments	Final
Fair value of consideration transferred:
Cash	$1,580,060	$-	$1,580,060
Common stock	1,485,598	-	1,485,598
Deferred payments	613,646	(112,421)	501,225
Capital lease obligations assumed	152,164	-	152,164
Total consideration transferred	3,831,468	(112,421)	3,719,047

Fair value of identifiable assets acquired and liabilities assumed:
Customer relationships	1,864,187	-	1,864,187
Property and equipment	266,345	-	266,345
Accounts receivable	194,137	-	194,137
Security deposits	6,363	-	6,363
Prepaid expenses and other current assets	86,240	(65,065)	21,175
Accounts payable	(30,219)	2,934	(27,285)
Deferred revenue	(239,939)	-	(239,939)
Other current liabilities	(40,217)	-	(40,217)
Total identifiable net assets	2,106,897	(62,131)	2,044,766
Goodwill	$1,724,571	$(50,290)	$1,674,281

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

In September 2011, the Company finalized the purchase price of the Pipeline acquisition which resulted in a decrease in deferred payments of $145,065, or $112,421 on a net present value basis. In addition, identifiable net assets and goodwill were reduced by $62,131 and $50,290, respectively.

Total deferred payments of $623,804 were discounted at a 12% rate and recorded at $501,225 for acquisition purposes. Current and long-term balances totaled $148,198 and $56,827 at December 31, 2012, and $166,563 and $205,024 at December 31, 2011, respectively. There were 5 monthly payments of $16,630 remaining as of December 31, 2013.

Pro Forma Information

The following table reflects the unaudited pro forma consolidated results of operations had the acquisitions taken place at the beginning of the 2013, 2012 and 2011 periods:

	Years Ended December 31,
	2013	2012	2011
Revenues	$33,545,854	$32,954,850	$30,449,882
Amortization expense	3,159,196	3,764,041	5,208,252
Total operating expenses	59,073,359	54,056,970	40,775,869
Net loss	(24,756,167)	(21,219,773)	(8,068,549)
Basic net loss per share	$(0.38)	$(0.39)	$(0.17)

The pro forma information presented above does not purport to present what actual results would have been had the acquisitions actually occurred at the beginning of 2013, 2012 and 2011 nor does the information project results for any future period.

Note 4.    Property and Equipment

Property and equipment is comprised of:

	As of December 31,
	2013	2012
Network and base station equipment	$32,233,262	$28,983,284
Customer premise equipment	24,244,017	23,036,057
Shared wireless infrastructure	19,128,064	17,232,566
Information technology	4,417,869	3,863,212
Furniture, fixtures and other	1,661,567	1,598,979
Leasehold improvements	1,433,984	789,392
	83,118,763	75,503,490
Less: accumulated depreciation	44,633,905	33,521,280
Property and equipment, net	$38,484,858	$41,982,210

Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	As of December 31,
	2013	2012
Network and base station equipment	$828,027	$736,612
Shared wireless infrastructure	1,216,142	1,216,142
Customer premise equipment	96,843	59,330
Information technology	1,860,028	1,779,135
	4,001,040	3,791,219
Less: accumulated depreciation	1,333,666	541,800
Property acquired through capital leases, net	$2,667,374	$3,249,419

Note 5. Intangible Assets

Intangible assets consist of the following:

	As of December 31,
	2013	2012
Goodwill	$1,674,281	$1,674,281

Customer relationships	$11,856,127	$10,221,659
Less: accumulated amortization of customer relationships	10,051,855	6,958,037
Customer relationships, net	1,804,272	3,263,622
FCC licenses	1,284,555	1,284,555
Intangible assets, net	$3,088,827	$4,548,177

Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $3,093,817, $3,371,768 and $2,631,047, respectively. The customer contracts acquired in the Pipeline acquisition were amortized over a 17 month period which ended May 2012. The customer contracts acquired in the One Velocity acquisition were amortized over a 30 month period ending November 2013. The customer contracts acquired in the Color Broadband acquisition are being amortized over a 28 month period ending April 2014. The customer contracts acquired in the Delos acquisition are being amortized over a 50 month period ending April 2017. As of December 31, 2013, the remaining amortization period for all acquisitions with customer relationship balances ranged from 4 to 40 months. Future amortization expense is expected to be as follows:

Years Ending December 31,
2014	$888,969
2015	392,272
2016	392,272
2017	130,759
$1,804,272

The Company’s licenses with the Federal Communications Commission (the “FCC”) are not subject to amortization as they have an indefinite useful life.

Note 6. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2013	2012
Property and equipment	$867,311	$1,240,774
Payroll and related	937,624	859,130
Professional services	186,917	314,270
Network	138,684	288,060
Marketing	108,741	-
Other	293,402	283,786
Total	$2,532,679	$2,986,020

Network expenses consist of costs incurred to provide services to our customers and include tower rentals, bandwidth, troubleshooting and gear removal.

Note 7.    Other Liabilities

Other liabilities consist of the following:

	As of December 31,
	2013	2012
Current
Deferred rent	$-	$86,820
Deferred acquisition payments	67,255	148,198
Total	$67,255	$235,018

Long-Term
Deferred rent	$662,361	$-
Deferred acquisition payments	11,516	56,827
Deferred taxes	322,805	244,274
Total	$996,682	$301,101

Gross deferred acquisition payments related to the acquisition of Pipeline in December 2010 totaled $83,152 and are payable in monthly installments of $16,630 through May 2014. The carrying value of these non-interest bearing payments were discounted rate at 12% and totaled $56,826 at December 31, 2013. Deferred acquisition payments related to Delos totaled $21,945 at December 31, 2013 and bear interest at rates ranging from 7% to 12.5%.

 Note 8.    Capital Stock

The Company is authorized to issue 5,000,000 shares of preferred stock at a par value of $0.001. There was no preferred stock outstanding as of December 31, 2013 and 2012, respectively.

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

In November 2010, the Company adopted a shareholder rights plan (the “Rights Plan”). The purpose of the Rights Plan is to protect the long-term value of the Company for its shareholders and to protect shareholders from various abusive takeover tactics. Under the Rights Plan, the Company issued one preferred share purchase right for each share of the Company's common stock held by shareholders of record as of the close of business on November 24, 2010. In general, the rights will become exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer or exchange offer for 15% or more of the Company’s common stock. Each holder of a right will be allowed to purchase one one-hundredth of a share of a newly created series of the Company’s preferred shares at an exercise price of $18.00. The rights will expire on November 8, 2020. The Company may redeem the rights for $0.001 each at any time until the tenth business day following public announcement that a person or group has acquired 15% or more of its outstanding common stock.

Stock options were exercised by current or former employees as follows:

	For the Years Ended December 31,
	2013	2012	2011
Cash basis:
Total options exercised	284,688	337,128	297,533
Total proceeds received	$292,389	$329,041	$265,923

Cashless basis:
Total options exercised	135,471	256,955	250,394
Net issuance of common stock	37,770	162,884	173,691

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

In February and March 2013, the Company completed an underwritten offering at $3.00 per share which resulted in gross proceeds of $33,000,000 and the issuance of 11,000,000 shares. The Company incurred costs of approximately $2,501,000 related to the offering.

In February 2013, the Company issued 433,673 shares of common stock to Delos as part of the consideration paid for the acquisition. The fair value of the common stock issued was $1,071,172. In May 2013, the Company reduced the number of shares of common stock issued to Delos by 48,549 as a result of an adjustment to the purchase price. The reduction of common stock had a fair value of $119,916.

Note 9. Stock Option Plans

In January 2007, the Company adopted the 2007 Equity Compensation Plan (the “2007 Plan”) which provides for the issuance of options, stock appreciation rights, restricted stock, restricted stock units, bonus shares and dividend equivalents to officers and other employees, consultants and directors of the Company. The total number of shares of common stock issuable under the 2007 Plan is 2,403,922. A total of 2,032,093 stock options or common stock have been issued under the 2007 Plan as of December 31, 2013.

In May 2007, the Board of Directors approved adoption of the 2007 Incentive Stock Plan which provides for the issuance of up to 2,500,000 shares of common stock in the form of options or restricted stock (the “2007 Incentive Stock Plan”). The 2007 Incentive Stock Plan was approved by the Company’s stockholders in May 2007. Shareholders approved an increase in the number of authorized shares of common stock issuable under the 2007 Incentive Stock Plan from 2,500,000 to 5,000,000 in November 2012. A total of 2,651,485 stock options, common stock or restricted stock has been issued under the 2007 Incentive Stock Plan as of December 31, 2013.

Options granted under both the 2007 Plan and the 2007 Incentive Plan have terms up to ten years and are exercisable at a price per share not less than the fair value of the underlying common stock on the date of grant. The total number of shares of common stock that remain available for issuance as of December 31, 2013 under the 2007 Plan and the 2007 Incentive Stock Plan combined is 2,720,344 shares.

In August 2008, the Company's stockholders approved adoption of the 2008 Non-Employee Directors Compensation plan (the “2008 Directors Plan”) which provides for the issuance of up to 1,000,000 shares of common stock in the form of options or restricted stock. In November 2013, shareholders approved an increase in the number of shares of common stock issuable under the 2008 Directors Plan to 2,000,000. A total of 1,000,000 stock options have been issued under the Plan as of December 31, 2013. Options granted under the 2008 Directors Plan have terms of up to ten years and are exercisable at a price per share equal to the fair value of the underlying common stock on the date of grant.

The Company uses the Black-Scholes valuation model to value options granted to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $1,182,523, $1,532,282, and $951,850 for the years ended December 31, 2013, 2012, and 2011, respectively. Stock-based compensation is included in general and administrative expenses in the accompanying consolidated statements of operations.

The unamortized amount of stock options expense was $1,706,859 as of December 31, 2013 which will be recognized over a weighted-average period of 2.2 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2013			2012			2011

Risk-free interest rate	0.8%	-	1.8%	0.6%	-	1.0%	1.6%	-	2.1%
Expected volatility	62%	-	68%	65%	-	74%	50%	-	58%
Expected life (in years)	5.0	-	6.5	5.0	-	5.3	5.3	-	6.4
Expected dividend yield			0%			0%			0%

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

During the first quarter of 2011, the Company issued 90,000 shares of restricted stock to two executives. The fair value of $354,600 was based on the closing market price of the Company’s common stock on the date of grant. The restricted stock vests over a three year period, of which 30,000 shares were vested as of December 31, 2012. Stock-based compensation for restricted stock totaled $59,100 and $108,350 for the years ended December 31, 2013 and 2012, respectively. Unrecognized compensation cost of $59,100 at December 31, 2013 will be recognized ratably through December 2014. As of December 31, 2013, 15,000 shares of restricted stock remain outstanding and 30,000 shares of restricted stock were forfeited due to the resignation of an executive in November 2012.

Option transactions under the stock option plans during the years ended December 31, 2013, 2012 and 2011 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2011	3,706,885	$1.74
Granted during 2011	1,485,000	4.95
Exercised	(547,927)	1.04
Forfeited /expired	(8,334)	0.68
Outstanding as of December 31, 2011	4,635,624	$2.85
Granted during 2012	250,000	3.62
Exercised	(594,083)	1.19
Forfeited /expired	(375,496)	6.04
Outstanding as of December 31, 2012	3,916,045	$2.85
Granted during 2013	950,000	2.40
Exercised	(420,159)	1.23
Forfeited /expired	(390,870)	5.07
Outstanding as of December 31, 2013	4,055,016	$2.70

Grants under the stock option plans were as follows:

	For the Years Ended December 31,
	2013	2012	2011

Annual grants to outside directors	200,000	200,000	200,000
Performance based grants to executives	125,000	-	745,000
Employee grants	625,000	-	540,000
Non-employee grant	-	50,000	-
Total	950,000	250,000	1,485,000

All options granted during the period from 2011 to 2013 had a ten year term. All grants were issued at an exercise price equal to fair value on the date of grant. Director grants vest over a one year period from the date of issuance. Employee options vest over a four year period from the date of issuance. The non-employee grant was immediately vested upon issuance. Performance based grants vest over a two to three year period with vesting beginning upon attainment of specified performance targets.

Cancellations for the year ended December 31, 2013 included 390,870 options related to employee terminations. Cancellations for the year ended December 31, 2012 included 281,746 options related to employee terminations, 18,750 options that were repurchased and 75,000 options that expired. Cancellations for the year ended December 31, 2011 related to employee terminations.

The weighted-average fair values of the options granted during 2013, 2012, and 2011 were $1.44, $2.16, and $2.61, respectively. Outstanding options of 4,055,016 as of December 31, 2013 had exercise prices that ranged from $0.68 to $5.25 and had a weighted-average remaining contractual life of 6.0 years. Exercisable options of 2,776,791 as of December 31, 2013 had exercise prices that ranged from $0.68 to $5.25 and had a weighted-average remaining contractual life of 4.6 years.

The intrinsic value of outstanding and exercisable options totaled $3,347,434 and $2,788,912, respectively, as of December 31, 2013. The intrinsic value is calculated as the difference between the closing price of the Company’s common stock at December 31, 2013, which was $2.96 per share, and the exercise price of the options.

The number of shares issuable upon the exercise of outstanding options, and the proceeds upon the exercise of such options, will be lower if an option holder elects to exercise on a cashless basis.

Note 10. Employee Benefit Programs

The Company has established a 401(k) retirement plan (“401(k) plan”) which covers all eligible employees who have attained the age of twenty-one and have completed 30 days of employment with the Company. The Company can elect to match up to a certain amount of employees’ contributions to the 401(k) plan. No employer contributions were made during the years ended December 31, 2013, 2012 and 2011.

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum of 200,000 shares of common stock can be issued under the ESPP Plan. The first issuance under the ESPP Plan occurred on June 30, 2011. During the years ended December 31, 2013, 2012, and 2011 a total of 31,267, 28,723, and 26,632 shares were issued under the ESPP Plan with a fair value of $80,718, $117,251, and $73,376 respectively. The Company recognized $12,038, $17,568, and $10,992 of stock-based compensation related to the 15% discount for the years ended December 31, 2013, 2012, and 2011 respectively.

Note 11. Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
	2013	2012	2011
Current
Federal	$-	$-	$-
State	-	-	-
Total current	-	-	-
Deferred
Federal	(8,333,801)	(7,017,749)	(2,359,649)
State	(1,470,671)	(1,238,426)	(416,408)
Change in valuation allowance	9,883,003	8,382,431	2,894,075
Total deferred	78,531	126,256	118,018
Provision for income taxes	$78,531	$126,256	$118,018

The provision for income taxes using the statutory Federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	Years Ended December 31,
	2013	2012	2011
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes	(6.0)%	(6.0)%	(6.0)%
Permanent differences	0.3%	0.2%	0.4%
Valuation allowance	40.0%	40.4%	41.3%
Effective tax rate	0.3%	0.6%	1.7%

The Company files income tax returns for Towerstream Corporation and its subsidiaries in the U. S. federal and various state jurisdictions.  As of December 31, 2013, the tax returns for Towerstream Corporation for the years 2010 through 2013 remain open to examination by the Internal Revenue Service and various state authorities.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	Years Ended December 31,
	2013	2012
Deferred tax assets
Net operating loss carryforwards	$33,757,218	$23,944,956
Stock-based compensation	1,802,488	1,444,084
Intangible assets	2,441,722	1,801,894
Allowance for doubtful accounts	32,404	76,044
Other	184,811	213,658
Total deferred tax assets	38,218,643	27,480,636
Valuation allowance	(34,146,238)	(24,263,237)
Deferred tax assets, net of valuation allowance	4,072,405	3,217,399

Deferred tax liabilities
Depreciation	(4,072,405)	(3,217,399)
Intangible assets	(322,805)	(244,274)
Total deferred tax liabilities	(4,395,210)	(3,461,673)
Net deferred tax liabilities	$(322,805)	$(244,274)

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

As of December 31, 2013 and 2012, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses. No interest and penalties were recorded during the years ended December 31, 2013, 2012, and 2011.

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

As of December 31, 2013, 2012 and 2011, the Company had approximately $84,393,000, $59,862,000, and $40,286,000, respectively, of federal and state NOL carryovers. Federal NOLs will begin expiring in 2027. State NOLs began expiring in 2012.

Valuation Allowance

In assessing the realizability of deferred tax assets, the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, the Company is allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. A full valuation allowance has been recorded for the deferred tax asset balance as of December 31, 2013 and 2012. The change in valuation allowance was $9,883,003 and $8,382,431, respectively for the years ended December 31, 2013 and 2012.

In future periods, the Company will generate additional deferred tax liabilities related to the amortization of its FCC licenses and goodwill for tax purposes because these assets are not amortized for financial reporting purposes. The tax amortization in future years will result in a temporary difference, and the deferred tax liabilities will not reverse until such time, if any, that the FCC licenses and goodwill become impaired or are sold. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as future taxable income for purposes of determining a valuation allowance; therefore, the deferred tax liabilities cannot be used to offset the deferred tax assets related to the net operating loss carryforwards for tax purposes.

Note 12.    Stock Warrants

Warrant transactions during the years ended December 31, 2013 and 2012 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of January 1, 2011	4,332,310	$4.61
Granted during 2011	450,000	$5.00
Exercised	(6,000)	$4.50
Forfeited /expired	-	$-
Outstanding as of December 31, 2011	4,776,310	$4.65
Forfeited /expired	(4,326,310)	$4.61
Outstanding as of December 31, 2012	450,000	$5.00
Outstanding as of December 31, 2013	450,000	$5.00

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

As of December 31, 2013, there were 450,000 warrants exercisable at $5.00 with a remaining contractual life of 2.5 years.

There was no intrinsic value associated with the warrants outstanding and exercisable as of December 31, 2013. The intrinsic value is calculated as the difference between the closing price of the Company’s common stock at December 31, 2013, which was $2.96 per share, and the exercise price of the warrants.

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

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the year ended December 31, 2013.

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2013	$28,181,531	$28,181,531	$-	$-
December 31, 2012	$15,152,226	$15,152,226	$-	$-

Note 14.    Commitments

Operating Lease Obligations.

The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through December 2020. Certain of these operating leases include extensions, at the Company's option, for additional terms ranging from 1 to 25 years. Amounts associated with the extension periods have not been included in the table below as it is not presently determinable which options, if any, the Company will elect to exercise. As of December 31, 2013, total future operating lease obligations were as follows:

Years Ending December 31,
2014	$17,754,304
2015	16,784,825
2016	15,453,805
2017	9,893,685
2018	2,573,387
Thereafter	698,322
$63,158,328

Rent expenses were as follows:

	Year Ended December 31,
	2013	2012	2011
Points of Presence	$7,128,778	$5,823,961	$3,946,874
Street level rooftops	11,067,316	5,313,649	724,526
Corporate offices	518,245	493,111	483,724
Other	437,718	389,461	410,770
	$19,152,057	$12,020,182	$5,565,894

Rent expenses related to Points of Presence, street level rooftops and other were included in cost of revenues in the Company’s consolidated statements of operations. Rent expense related to our corporate offices was included in general and administrative expenses in the Company’s consolidated statements of operations.

In September 2013, the Company entered into a new lease agreement for its corporate offices and new warehouse space. The lease commenced on January 1, 2014 and expires on December 31, 2019 with an option to renew for an additional five year term through December 31, 2024. The Company spent approximately $600,000 in leasehold improvements in connection with consolidating its corporate based employees from two buildings into one building. The Landlord agreed to contribute $380,000 in funding towards qualified leasehold improvements and made such payment to the Company in February 2014. Total annual rent payments begin at $359,750 for 2014 and escalate by 3% annually reaching $416,970 for 2019.

Capital Lease Obligations. We have entered into capital leases to acquire network, rooftop tower site and customer premise equipment expiring through March 2018. These leases will be paid in various installments over a 60 month period from their respective commencement dates.

As of December 31, 2013, total future capital lease obligations were as follows:

Years Ending December 31,
2014	$997,824
2015	908,344
2016	655,754
2017	391,305
2018	53,923
$3,007,150
Less: Interest expense	(418,763)
Total capital lease obligations	$2,588,387
Current	$783,051
Long-Term	$1,805,336

Other.

During the fourth quarter of 2013, the Company renewed a one year information technology infrastructure support agreement. The agreement becomes effective at the end of the first quarter of 2014. Payments of approximately $121,000 are due quarterly through the first quarter of 2015.

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

	Three Months Ended December 31, 2013 (Unaudited)
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$7,917,411	$649,781	$-	$(45,969)	$8,521,223

Operating Expenses
Cost of revenues (exclusive of depreciation)	2,841,838	3,716,968	61,395	(45,969)	6,574,232
Depreciation and amortization	2,651,546	875,471	170,869	-	3,697,886
Customer support services	205,132	55,595	510,845	-	771,572
Sales and marketing	1,302,457	62,365	81,390	-	1,446,212
General and administrative	148,484	182,131	2,328,642	-	2,659,257
Total Operating Expenses	7,149,457	4,892,530	3,153,141	(45,969)	15,149,159
Operating Income (Loss)	$767,954	$(4,242,749)	$(3,153,141)	$-	$(6,627,936)

Capital expenditures	$1,160,116	$1,264,893	$908,796	$-	$3,333,805

	Year Ended December 31, 2013
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$32,075,680	$1,540,700	$-	$(183,096)	$33,433,284

Operating Expenses
Cost of revenues (exclusive of depreciation)	10,405,685	12,494,579	220,660	(183,096)	22,937,828
Depreciation and amortization	11,062,809	3,508,646	779,986	-	15,351,441
Customer support services	771,104	270,298	2,758,152	-	3,799,554
Sales and marketing	5,127,756	301,578	350,166	-	5,779,500
General and administrative	592,347	668,627	9,772,083	-	11,033,057
Total Operating Expenses	27,959,701	17,243,728	13,881,047	(183,096)	58,901,380
Operating Income (Loss)	$4,115,979	$(15,703,028)	$(13,881,047)	$-	$(25,468,096)

Capital expenditures	$4,518,874	$2,314,236	$1,258,469	$-	$8,091,579

As of December 31, 2013
Property and equipment, net	$23,069,396	$12,802,647	$2,612,815	$-	$38,484,858
Total assets	$28,885,389	$15,130,388	$30,901,690	$-	$74,917,467

Note 16. Quarterly Financial Information (unaudited)

	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$5,953,013	$6,581,059	$6,775,892	$7,184,773
Operating Expenses	7,466,710	8,438,318	9,404,962	10,349,275
Operating Loss	(1,513,697)	(1,857,259)	(2,629,070)	(3,164,502)
Net Loss	(1,512,584)	(812,396)	(2,620,411)	(2,079,716)
Net Loss per common share – basic and diluted	(0.04)	(0.02)	(0.05)	(0.04)
Weighted average number of shares outstanding – basic and diluted	42,209,682	42,638,966	51,599,165	53,579,906

	Three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$7,819,059	$8,103,321	$8,127,507	$8,229,543
Operating Expenses	12,189,123	12,817,112	13,507,490	14,511,371
Operating Loss	(4,370,064)	(4,713,791)	(5,379,983)	(6,281,828)
Net Loss	(4,380,132)	(4,758,659)	(5,408,234)	(6,442,550)
Net Loss per common share – basic and diluted	(0.08)	(0.09)	(0.10)	(0.12)
Weighted average number of shares outstanding – basic and diluted	54,312,066	54,369,177	54,403,237	54,648,241

	Three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$8,299,223	$8,212,175	$8,400,664	$8,521,223
Operating Expenses	14,827,742	14,443,667	14,480,814	15,149,159
Operating Loss	(6,528,519)	(6,231,492)	(6,080,150)	(6,627,936)
Net Loss	(5,626,306)	(6,231,150)	(6,143,393)	(6,774,441)
Net Loss per common share – basic and diluted	(0.09)	(0.09)	(0.09)	(0.10)
Weighted average number of shares outstanding – basic and diluted	61,464,706	66,370,789	66,402,499	66,419,380

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the fourth quarter of the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework in 1992.

Based on our assessment, our management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the

Board of Directors and Shareholders of

Towerstream Corporation

We have audited Towerstream Corporation's (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Towerstream Corporation maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012 and 2011 of the Company and our report dated March 17, 2014 expressed an unqualified opinion on those financial statements.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 17, 2014

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in the proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 11. Executive Compensation.

The information required by this item will be set forth in the proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in the proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

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

10.15	Second Amendment to Office Lease Agreement dated September 12, 2013, amending Office Lease Agreement dated March, 21 2007. ***
14.1

Code of Ethics and Business Conduct. (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 17, 2011).

21.1	Subsidiaries of the Registrant. ***
23.1	Consent of Independent Registered Public Accounting Firm. ***
31.1	Section 302 Certification of Principal Executive Officer. ***
31.2	Section 302 Certification of Principal Financial Officer. ***
32.1	Section 906 Certification of Principal Executive Officer. ***
32.2	Section 906 Certification of Principal Financial Officer. ***

101.INS****	XBRL Instance
101.SCH****	XBRL Taxonomy Extension Schema
101.CAL****	XBRL Taxonomy Extension Calculation
101.DEF****	XBRL Taxonomy Extension Definition
101.LAB****	XBRL Taxonomy Extension Labels
101.PRE****	XBRL Taxonomy Extension Presentation

*	Management compensatory plan
**	Management contract
***	Filed herewith
****XBRL	information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: March 17, 2014	By:	/s/ Jeffrey M. Thompson

Jeffrey M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph P. Hernon

Joseph P. Hernon
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Jeffrey M. Thompson
Director, Chief Executive Officer and President
Jeffrey M. Thompson	(Principal Executive Officer)	March 17, 2014

/s/ Joseph P. Hernon
	Chief Financial Officer	March 17, 2014
Joseph P. Hernon	(Principal Financial Officer and
Principal Accounting Officer)
/s/ Philip Urso
	Director - Chairman of the Board of Directors	March 17, 2014
Philip Urso

/s/ Howard L. Haronian, M.D.
	Director	March 17, 2014
Howard L. Haronian, M.D.

/s/ William J. Bush
	Director	March 17, 2014
William J. Bush

/s/ Paul Koehler
	Director	March 17, 2014
Paul Koehler