Form 10-K/A
period 2013-12-31
TOWERSTREAM CORP
filed 2014-04-30
CIK 1349437

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014 (the “Original Filing”), for the sole purpose of including the information required by Part III. This information was permitted to have been incorporated by reference from our definitive proxy statement for our 2014 annual meeting of stockholders, if such proxy statement had been filed with the SEC within 120 days of our 2013 fiscal year-end.

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

Name	Age	Position
Jeffrey M. Thompson	49	President, Chief Executive Officer and Director
Philip Urso	55	Chairman of the Board of Directors
Joseph P. Hernon	53	Chief Financial Officer
Howard L. Haronian, M.D.(1)(2)(3)	52	Director
Paul Koehler(1)(3)	54	Director
William J. Bush(1)(2)	49	Director

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

Family Relationships

Except for Howard L. Haronian, M.D. and Philip Urso, who are cousins, there are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●

Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●

Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission (the “SEC”), or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●

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

Audit Committee

The Audit Committee is comprised of three directors: William J. Bush, Howard L. Haronian, M.D., and Paul Koehler. Mr. Bush is the Chairman of the Audit Committee. The Audit Committee’s duties include recommending to our Board the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by independent public accountants, including their recommendations to improve our system of accounting and our internal control over financial reporting. The Audit Committee oversees the independent auditors, including their independence and objectivity. However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors. The Audit Committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the Audit Committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors. Each of our Audit Committee members possesses an understanding of financial statements and generally accepted accounting principles. The Board has determined that Mr. Bush is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The designation of Mr. Bush as an “audit committee financial expert” will not impose on him any duties, obligations or liability that are greater than those that are generally imposed on him as a member of our Audit Committee and Board, and his designation as an “audit committee financial expert” will not affect the duties, obligations or liability of any other member of our Audit Committee or Board.

Compensation Committee

The Compensation Committee is comprised of two directors: Howard L. Haronian, M.D., and William J. Bush. Dr. Haronian is the Chairman of the Compensation Committee. The Compensation Committee has certain duties and powers as described in its charter, including but not limited to periodically reviewing and approving our salary and benefits policies, compensation of executive officers, administering our stock option plans and recommending and approving grants of stock options under such plans.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is an officer or employee of our Company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

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

Compensation of Directors

The following table summarizes the compensation awarded during the fiscal year ended December 31, 2013 to our directors who are not named executive officers in the summary compensation table below:

Name	Fees Earned or Paid in Cash	Option Awards (1)(2)	Total
Philip Urso	$60,000	$71,784	$131,784
Howard L. Haronian, M.D.	$55,000	$71,784	$126,784
Paul Koehler	$50,000	$71,784	$121,784
William J. Bush	$55,000	$71,784	$126,784

(1)

Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. Our policy and assumptions made in the valuation of share-based payments are contained in Note 9 to our December 31, 2013 financial statements included in the Original Filing.

(2)	Option awards relate to the issuance in 2013 of options to purchase 50,000 shares at an exercise price of $2.56 each for Messrs. Urso, Koehler and Bush, and Dr. Haronian.

Pursuant to the 2008 Non-Employee Directors Compensation Plan, each non-employee director is entitled to receive periodic grants of ten-year options to purchase 50,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant and that vests monthly over a one year period. An initial grant is made upon such non-employee director’s election or appointment to our Board and thereafter annually on the first business day in June, subject to such director remaining on the Board. Non-employee directors also receive $50,000 per annum in cash. In connection with the additional responsibilities associated with such positions, the Chairman of the Board will receive an additional $10,000 per year, and the Chairman of the Audit and Compensation Committees will each receive an additional $5,000 per year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the year ended December 31, 2013.

Code of Ethics and Business Conduct

Our Board has adopted a code of ethics and business conduct that establishes the standards of ethical conduct applicable to all directors, officers and employees of Towerstream Corporation. The code of ethics and business conduct addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures, and internal control over financial reporting, corporate opportunities and confidentiality requirements. The Audit Committee is responsible for applying and interpreting our code of ethics and business conduct in situations where questions are presented to it. There were no amendments or waivers to the code of ethics and business conduct in fiscal 2013. Our code of ethics and business conduct is available for review on our website at www.towerstream.com. We will provide a copy of our code of ethics and business conduct free of charge to any person who requests a copy. Requests should be directed by e-mail to Joseph P. Hernon, our Chief Financial Officer, at jhernon@towerstream.com, or by mail to Towerstream Corporation, 88 Silva Lane, Middletown, Rhode Island 02842, or by telephone at (401) 848-5848.

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

William J. Bush

Compensation Discussion and Analysis

 The following discussion and analysis of compensation arrangements of our named executive officers for 2013 should be read together with the compensation tables and related disclosures set forth below.

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

Base Salary. Salaries for our executive officers are initially set based on negotiation with individual executive officers at the time of recruitment and with reference to salaries for comparable positions in the industry for individuals of similar education and background to the executive officers being recruited. We also consider the individual’s experience, reputation in his industry and expected contributions to the Company. Base salary is continuously evaluated by competitive pay and individual job performance. In each case, we take into account the results achieved by the executive, his future potential, scope of responsibilities and experience, and competitive salary practices. At times, our executive officers have elected to take less than market salaries.  These salaries were subject to increases to base salary that is comparable with his role and responsibilities when compared to companies of comparable size in similar locations.

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

Equity-Based Rewards

We design our equity programs to be both affordable and competitive in relation to the market. We monitor the market and applicable accounting, corporate, securities and tax laws and regulations, and adjust our equity programs as needed. Stock options and other forms of equity compensation are designed to reflect and reward a high level of sustained individual performance over time. We design our equity programs to align employees’ interests with those of our stockholders.

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

Role of Executives in Executive Compensation Decisions

The Board and our Compensation Committee generally seek input from our executive officers when discussing the performance of, and compensation levels for, executives. The Compensation Committee also works with our Chief Executive Officer and our Chief Financial Officer to evaluate the financial, accounting, tax and retention implications of our various compensation programs. None of our executives participates in deliberations relating to his compensation.

2013 Bonus Payments

Mr. Thompson. Mr. Thompson was awarded bonus payments of an aggregate of $297,500 in recognition of services performed during 2013. The bonus payments of $297,500 constituting approximately 90% of Mr. Thompson’s salary, were awarded on a discretionary basis by our Compensation Committee. The 90% payout ratio exceeds the stated plan ratio of 75% established by the Compensation Committee. In 2013, the Compensation Committee migrated to a simplified process of awarding executive bonuses, in part as a result of the departure of the Company’s Chief Operating Officer during the fourth quarter of 2012 and the additional responsibilities assumed by both the Chief Executive Officer and the Chief Financial Officer. The Compensation Committee awarded these bonuses as a result of Mr. Thompson’s contributions in 2013 in assisting the Company towards achieving its financial and operational goals, which included a public offering and an acquisition in the first quarter of 2013 and the execution of a Wi-Fi lease with a major cable operator in the second quarter of 2013.

Mr. Hernon. Mr. Hernon was awarded bonus payments of an aggregate of $170,000 in recognition of services performed during 2013. The bonus payments of $170,000, constituting approximately 68% of Mr. Hernon’s salary, were awarded in part on a discretionary basis by our Compensation Committee. The 68% payout ratio exceeds the stated offer letter ratio of 58% established by the Board. In 2013, the Compensation Committee migrated to a simplified process of awarding executive bonuses, in part as a result of the departure of the Company’s Chief Operating Officer during the fourth quarter of 2012 and the additional responsibilities assumed by both the Chief Executive Officer and the Chief Financial Officer. The Compensation Committee awarded these bonuses as a result of Mr. Hernon’s contributions in 2013 in assisting the Company towards achieving its financial and operational goals, which included a public offering and an acquisition in the first quarter of 2013 and the execution of a Wi-Fi lease with a major cable operator in the second quarter of 2013.

See “Employment Agreements and Change-in-Control Agreements” below for a discussion of our employment agreement with Mr. Thompson and our employment arrangement with Mr. Hernon.

2014 Bonus Criteria

Bonus criteria for our executive officers has historically been based on certain performance-related targets including revenue and adjusted EBITDA. The 2014 criteria for each executive officer has not yet been determined by the Compensation Committee.

Compensation Risk Management

We have considered the risk associated with our compensation policies and practices for all employees, and we believe we have designed our compensation policies and practices in a manner that does not create incentives that could lead to excessive risk taking that would have a material adverse effect on us.

The Role of Stockholder Say-on-Pay Votes

The Company provides its stockholders with the opportunity to cast an advisory vote on executive compensation (a “say-on-pay proposal”). The Compensation Committee will consider the outcome of the Company’s say-on-pay votes when making future compensation decisions for the named executive officers.

Summary Compensation Table

The following table summarizes the annual and long-term compensation paid to our chief executive officer and our other most highly compensated executive officer who were serving at the end of 2013, whom we refer to collectively in this Annual Report on Form-10K/A as the “named executive officers”:

Name and Principal Position	Year	Salary	Bonus		Non-Equity Incentive Compensation		Option Awards(1)		Restricted Stock Awards(1)		Total
Jeffrey M. Thompson	2013	$330,000	$297,500	(2)	$-		$73,209	(3)	$-		$700,709
President and Chief	2012	$330,000	$61,875	(4)	$190,034	(5)	$-		$-		$581,909
Executive Officer	2011	$301,904	$245,156	(6)	$-		$1,135,308	(7)	$-		$1,682,368

Joseph P. Hernon	2013	$250,000	$170,000	(8)	$-		$115,570	(9)	$-		$535,570
Chief Financial Officer	2012	$243,750	$36,249	(10)	$115,548	(11)	$-		$-		$395,547
	2011	$226,063	$115,738	(12)	$-		$669,491	(13)	$177,300	(14)	$1,188,592

(1)

Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. Our policy and assumptions made in the valuation of share-based payments are contained in Note 9 to our December 31, 2013 financial statements included in the Original Filing.

(2)

Mr. Thompson was awarded a discretionary bonus as a result of his contributions in 2013 in assisting the Company towards achieving its financial and operational goals, which included a public offering and an acquisition in the first quarter of 2013 and the execution of a Wi-Fi lease with a major cable operator in the second quarter of 2013. The discretionary bonus of $297,500 consisted of $125,000 which was awarded in 2013 in recognition of services performed during 2013 and $172,500 which was awarded in January 2014 in recognition of services performed in 2013.

(3)

On February 25, 2013, Mr. Thompson received a ten-year option to purchase 50,000 shares of our common stock at an exercise price of $2.62 per share in recognition of services performed during 2013, which is fully vested and exercisable upon issuance.

(4)

At the beginning of 2012, the Compensation Committee determined that 75% of Mr. Thompson's bonus would be based on financial performance goals and 25% would be awarded at the discretion of the Committee. Mr. Thompson was awarded the full amount of his discretionary bonus based on the determination that the Company had met its financial performance goals as well other operating objections including the development of its shared wireless network. The discretionary bonus of $61,875 consisted of $15,469 which was awarded in 2012 in recognition of services performed during 2012 and $46,406 which was awarded in May 2013 in recognition of services performed in 2012.

(5)

This compensation represents the financial performance component of Mr. Thompson’s annual bonus. The Committee established a scaled payout structure under which attainment of 90% of a budgeted target would result in a 50% payout of the total amount allocated for that target. Other levels of the scaled payout structure included a 100% payout for 100% attainment of the budgeted target, 120% payout for 115% of the target, and 150% for 130% of the payout.

During the first quarter of 2012, Mr. Thompson was awarded a bonus of $47,334 based on the following:

Metric	Actual	Budget	Achievement of Budget	Bonus Weighting	Scaled Payout Percentage	Scaled Payout Dollars
Churn	1.58%	1.54%	97.3%	20%	50%	$4,641
Revenue	$7,785	$7,683	101.3%	40%	100%	$18,563
EBITDA	$1,382	$833	165.9%	40%	130%	$24,130

(a) Revenue and EBITDA dollars in thousands.

During the second and third quarters of 2012, the Committee determined that Mr. Thompson's quarterly financial performance goal would be based on the Company's success in building Wi-Fi hotspots through its recently formed subsidiary, Hetnets Tower Corporation.  The Committee established a scaled payout structure under which attainment of 100% of the target would result in a 100% payout of the eligible quarterly bonus and attainment of 120% of the budget would result in a 115% payout.  During the second quarter of 2012, the Company constructed 571 hotzones which equaled 102% of the target goal of 558.  As a result, the Committee authorized a payment of $46,406 to Mr. Thompson representing 100% of his quarter financial performance bonus. During the third quarter of 2012, the Company constructed 984 hotzones which equaled 102% of the target goal of 967. As a result, the Committee authorized a payment of $46,407 to Mr. Thompson representing 100% of his quarter financial performance bonus.

During the fourth quarter of 2012, the Committee reverted to a program similar to the first quarter as construction activity on Wi-Fi hotspots was not significant.  Mr. Thompson was awarded a bonus of $49,887 based on the following metrics:

Metric	Actual	Budget	Achievement of Budget	Bonus Weighting	Scaled Payout Percentage	Scaled Payout Dollars
Revenue	$8,229	$7,874	104.5%	50%	100%	$23,203
EBITDA	$1,512	$1,017	148.7%	50%	115%	$26,684

There is no comparable disclosure for 2013 since the bonuses granted in 2013 were discretionary.

(6)	Mr. Thompson was awarded $184,688 in 2011 in recognition of services performed during 2011 and Mr. Thompson was awarded $60,468 in April 2012 in recognition of services performed in 2011.

(7)

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

The first tranche began vesting on December 2, 2011 when the Company completed the acquisition of Color Broadband, and vested in quarterly installments over a two year period.

The second tranche began vesting on February 28, 2013 when the Company completed the acquisition of Delos Internet, and will vest in quarterly installments over a two year period.

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

The third tranche of 25,000 options began vesting on June 26, 2013 when the Company executed its third backhaul contract with a major cable operator.

(8)

Mr. Hernon was awarded a discretionary bonus as a result of his contributions in 2013 in assisting the Company towards achieving its financial and operational goals, which included a public offering and an acquisition in the first quarter of 2013 and the execution of a Wi-Fi lease with a major cable operator in the second quarter of 2013. The discretionary bonus of $170,000 consisted of $60,000 which was awarded in 2013 in recognition of services performed during 2013 and $110,000 which was awarded in January 2014 in recognition of services performed in 2013.

(9)

On February 25, 2013, Mr. Hernon received a ten-year option to purchase 25,000 shares of our common stock at an exercise price of $2.62 per share in recognition of services performed during 2013, which is fully vested and exercisable upon issuance.

On June 3, 2013, Mr. Hernon received a ten-year option to purchase 50,000 shares of our common stock at an exercise price of $2.56 per share in recognition of services performed during 2013, with the options vesting annually over a five year period, with the first tranche vesting on June 3, 2014.

(10)

At the beginning of 2012, the Compensation Committee determined that 75% of Mr. Hernon's bonus would be based on financial performance goals and 25% would be awarded at the discretion of the Committee. Mr. Hernon was awarded the full amount of his discretionary bonus based on the determination that the Company had met its financial performance goals as well other operating objections including the development of its shared wireless network. The discretionary bonus of $36,249 consisted of $9,062 which was awarded in 2012 in recognition of services performed during 2012 and $27,187 which was awarded in May 2013 in recognition of services performed in 2012.

(11)

This compensation represents the financial performance component of Mr. Hernon’s annual bonus. The Committee established a scaled payout structure under which attainment of 90% of a budgeted target would result in a 50% payout of the total amount allocated for that target. Other levels of the scaled payout structure included a 100% payout for 100% attainment of the budgeted target, 120% payout for 115% of the target, and 150% for 130% of the payout.

During the first quarter of 2012, Mr. Hernon was awarded a bonus of $27,867 based on the following:

Metric	Actual	Budget	Achievement of Budget	Bonus Weighting	Scaled Payout Percentage	Scaled Payout Dollars
Churn	1.58%	1.54%	97.3%	25%	50%	$3,398
Revenue	$7,785	$7,683	101.3%	25%	100%	$6,797
EBITDA	$1,382	$833	165.9%	50%	130%	$17,672

(a) Revenue and EBITDA dollars in thousands.

During the second quarter of 2012, Mr. Hernon was awarded a bonus of $29,227 based on the following:

Metric	Actual	Budget	Achievement of Budget	Bonus Weighting	Scaled Payout Percentage	Scaled Payout Dollars
Revenue	$8,103	$7,746	104.6%	50%	100%	$13,594
EBITDA	$1,305	$907	143.9%	50%	115%	$15,633

During the third quarter of 2012, Mr. Hernon was awarded a bonus of $29,227, based on the following:

Metric	Actual	Budget	Achievement of Budget	Bonus Weighting	Scaled Payout Percentage	Scaled Payout Dollars
Revenue	$8,031	$7,809	102.8%	50%	100%	$13,594
EBITDA	$1,451	$987	147.0%	50%	115%	$15,633

During the fourth quarter of 2012, Mr. Hernon was awarded a bonus of $29,227, based on the following:

Metric	Actual	Budget	Achievement of Budget	Bonus Weighting	Scaled Payout Percentage	Scaled Payout Dollars
Revenue	$8,229	$7,874	104.5%	50%	100%	$13,594
EBITDA	$1,512	$1,017	148.7%	50%	115%	$15,633

There is no comparable disclosure for 2013 since the bonuses granted in 2013 were discretionary.

(12)

Mr. Hernon was awarded $58,725 in 2011 in recognition of services performed during 2011 and Mr. Hernon was awarded $25,000 in January 2012 and $32,013 in April 2012 in recognition of services performed in 2011.

(13)

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

The first tranche began vesting on December 2, 2011 when the Company completed the acquisition of Color Broadband. One-third of the first tranche vested on the one year anniversary (December 2, 2012) with the remaining two-thirds vesting ratably on a quarterly basis over the following two years (through December 2, 2014).

The second tranche began vesting on February 28, 2013 when the Company completed the acquisition of Delos Internet. One-third of the first tranche will vest on the one year anniversary (February 28, 2014) with the remaining two-thirds vesting ratably on a quarterly basis over the following two years (through February 28, 2016).

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

The third tranche of 12,500 options began vesting on June 26, 2013 when the Company executed its third backhaul contract with a major cable operator.

(14)

Represents a restricted stock award of 45,000 shares of common stock granted on January 3, 2011, which vested as to one-third of the shares subject to the restricted stock award annually, commencing January 3, 2012.

Grants of Plan-Based Awards

The following table summarizes the stock option awards granted to our named executive officers during the year ended December 31, 2013:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Share)(1)	Grant Date Fair Value of Stock and Option Awards($)(2)
Jeffrey M. Thompson	2/25/13	50,000	$2.62	$73,209

Joseph P. Hernon	2/25/13	25,000	$2.62	$36,605
	6/3/13	50,000	$2.56	$78,965

(1)

The exercise price of the stock options awarded was determined in accordance with the stock option plans, which provides that the exercise price for an option granted be the closing sale price for our common stock as quoted on the NASDAQ Capital Market on the date of grant.

(2)

Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. Our policy and assumptions made in the valuation of share-based payments are contained in Note 9 to our December 31, 2013 financial statements included in the Original Filing.

There were no restricted stock awards granted to our named executive officers during the year ended December 31, 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards to our named executive officers as of December 31, 2013:

	Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Jeffrey M. Thompson	175,193	(1)	−		$1.14	12/14/14
	175,193	(2)	−		$1.43	4/28/15
	12,010	(3)	−		$2.00	12/2/17
	11,032	(4)	−		$2.00	3/2/18
	75,000	(5)	−		$0.69	12/30/18
	18,406	(6)	−		$0.77	3/30/19
	125,000	(7)	−		$0.78	5/5/19
	83,337	(8)	16,663	(8)	$4.94	6/23/21
	30,250	(9)	101,750	(9)	$5.25	7/6/21
	53,127	(10)	103,123	(10)	$5.25	7/6/21
	50,000	(11)	−		$2.62	2/24/23

Joseph P. Hernon	103,426	(12)	−		$1.45	6/1/18
	50,000	(8)	10,000	(8)	$4.94	6/23/21
	10,668	(13)	85,332	(13)	$5.25	7/6/21
	30,002	(14)	52,498	(14)	$5.25	7/6/21
	25,000	(11)	−		$2.62	2/24/23
	−		50,000	(15)	$2.56	6/2/23

(1)	Such option was fully vested and exercisable on December 15, 2004, the date of grant.

(2)	Such option was fully vested and exercisable on April 29, 2005, the date of grant.

(3)	Such option was fully vested and exercisable on December 3, 2007, the date of grant.

(4)	Such option vested as to one-third of the shares subject to the option annually, commencing March 3, 2009.

(5)	Such option vested as to one-third of the shares subject to the option annually, commencing December 31, 2009.

(6)	Such option was fully vested and exercisable on March 31, 2009, the date of grant.

(7)	Such option vested in equal quarterly installments over an 18 month period commencing August 6, 2009.

(8)	Such option vested with one-third of the shares on June 24, 2012 and the remaining options vesting in quarterly installments ratably over the subsequent two years.

(9)	Such option was granted in six tranches of 22,000 and each tranche begins vesting sequentially based on the closing of the next six acquisitions by the Company.

The first tranche began vesting on December 2, 2011 when the Company completed the acquisition of Color Broadband, and vested in quarterly installments over a two year period.

The second tranche began vesting on February 28, 2013 when the Company completed the acquisition of Delos Internet, and will vest in quarterly installments over a two year period.

The remaining four tranches will vest in the same manner based on when the remaining four acquisitions are completed. The vesting of the remaining four tranches will begin only when the Company completes each subsequent acquisition.

(10)

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

The third tranche of 25,000 options began vesting on June 26, 2013 when the Company executed a backhaul contract with a major cable operator.

(11)	Such option was fully vested and exercisable on February 25, 2013, the date of grant.

(12)	Such option vests as to one-third of the shares subject to the option annually, commencing June 2, 2009.

(13)	Such option was granted in six tranches of 16,000 options and each tranche begins vesting sequentially based on the closing of the next six acquisitions by the Company.

The first tranche began vesting on December 2, 2011 when the Company completed the acquisition of Color Broadband. One-third of the first tranche vested on the one year anniversary (December 2, 2012) with the remaining two-thirds vesting ratably on a quarterly basis over the following two years (through December 2, 2014).

The second tranche began vesting on February 28, 2013 when the Company completed the acquisition of Delos Internet. One-third of the first tranche will vest on the one year anniversary (February 28, 2014) with the remaining two-thirds vesting ratably on a quarterly basis over the following two years (through February 28, 2016).

The remaining four tranches will vest in the same manner based on when the remaining four acquisitions are completed. The vesting of the remaining four tranches will begin only when the Company completes each subsequent acquisition.

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

The third tranche of 12,500 options began vesting on June 26, 2013 when the Company executed its third backhaul contract with a major cable operator.

(15)	Such option vests as to one-fifth of the shares subject to the option annually, commencing June 3, 2014.

Option Exercises and Stock Vested

The following table summarizes, with respect to our named executive officers, all options that were exercised and restricted stock vested during fiscal 2013:

	Option Awards		Restricted Stock
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise ($)	Number of Shares Vested (#)	Value Realized on Vesting ($)
Jeffrey M. Thompson	140,000	$400,400

Joseph P. Hernon	10,000	$26,900
	31,665	$85,179
			15,000	$51,600

Employment Agreements and Change-in-Control Agreements

In December 2007, we entered into an employment agreement with Jeffrey M. Thompson, our principal executive officer, which was amended in December 2011. Pursuant to the terms of the amended agreement, Mr. Thompson serves as our chief executive officer and president for a period of two years, with automatic one-year renewals, subject to either party electing not to renew. Mr. Thompson’s base salary under the amended agreement is $330,000 per annum. Effective February 5, 2014, Mr. Thompson’s base salary was increased to $363,000. Under his initial employment agreement, Mr. Thompson’s base salary was $225,000 which was subsequently adjusted to $248,063 effective January 1, 2010 and to $300,000 effective December 16, 2010. Mr. Thompson is eligible for an annual bonus of up to 75% of his base salary, as determined by our Board. Under the amended agreement, Mr. Thompson was awarded special bonuses totaling $75,000, which included (i) $25,000 on the effective date of the amended agreement, (ii) $25,000 related to the closing of the acquisition of Color Broadband and (iii) $25,000 upon the execution of an agreement with a large technology company. In addition, we will pay 100% of all costs associated with Mr. Thompson’s employee benefits, including without limitation, health insurance.

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

In May 2008, Joseph P. Hernon joined the Company as Chief Financial Officer. His employment offer provided for a base annual salary of $190,000 and bonus payments up to 58% of base salary, as determined by the Board. Effective April 1, 2010, Mr. Hernon’s base salary was increased to $199,500. Effective December 16, 2010, Mr. Hernon’s base salary was increased to $225,000. Effective April 1, 2012, Mr. Hernon’s base salary was increased to $250,000. Effective February 5, 2014, Mr. Hernon’s base salary was increased to $275,000. Upon joining the Company, Mr. Hernon was granted options to purchase 150,000 shares of common stock at an exercise price of $1.45 per share, vesting in three annual installments commencing upon the first anniversary of the grant. He has received subsequent awards and is eligible to receive additional stock-based awards at the discretion of the Board and as provided under the Company’s stock-based incentive plans. The Company pays 100% of Mr. Hernon’s health insurance. He is also eligible to participate in the Company’s health and other employee benefit plans. Mr. Hernon is an employee at will.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 28, 2014 by:

●	each person known by us to beneficially own more than 5% of our common stock (based solely on our review of SEC filings);
●	each of our directors;
●	each of our named executive officers listed in the section entitled “Summary Compensation Table” under Item 11. Executive Compensation; and
●	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of, with respect to the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Towerstream Corporation, 88 Silva Lane, Middletown, Rhode Island 02842, unless otherwise indicated. As of April 28, 2014, there were 66,445,044 shares of our common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)

5% Stockholders:
FMR LLC (2)	9,954,173		15.0%
245 Summer Street
Boston, MA 02210

Columbia Acorn Fund (3)	3,319,900		5.0%
227 West Monroe Street
Suite 3000
Chicago, IL 60606

Directors and Named Executive Officers:
Philip Urso	1,778,115	(4)	2.7%
William J. Bush	317,500	(5)	*
Howard L. Haronian, M.D.	1,352,370	(6)	2.0%
Paul Koehler	260,000	(7)	*
Jeffrey M. Thompson	2,753,845	(8)	4.1%
Joseph P. Hernon	437,136	(9)	*
All directors and executive officers as a group (6 persons)	6,898,966	(4)(5)(6)(7)(8)(9)	10.0%

* Less than 1%.

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 28, 2014. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Based on a Schedule 13G/A filed with the SEC on February 14, 2014. Includes 9,954,173 shares held by FMR LLC.

(3)

Based on a Schedule 13G filed with the SEC on February 6, 2014. Columbia Acorn Fund is a business trust managed by Columbia Wanger Asset Management, LLC (“CWAM”). As the investment advisor of Columbia Acorn Fund, CWAM may be deemed to beneficially own the shares reported by the Columbia Acorn Fund.

(4)

Includes 103,886 shares of common stock held in a trust for the benefit of Mr. Urso’s minor children, for which Mr. Urso is a trustee, and 353,299 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days. Mr. Urso disclaims beneficial ownership of the 103,886 shares held in trust.

(5)

Includes 312,500 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days. The remaining shares are held in trust for the benefit of the Bush family.  Mr. Bush is a trustee of this trust and disclaims beneficial ownership of such 5,000 shares.

(6)

Includes 10,000 shares of common stock held by Dr. Haronian’s wife, for which Dr. Haronian has an indirect interest in, and 325,039 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(7)	Includes 260,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(8)	Includes 846,334 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(9)	Includes 257,180 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

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

Director Independence

Each of William J. Bush , Howard L. Haronian, M.D., Paul Koehler and are independent directors, as provided in NASDAQ Marketplace Rule 5605(a)(2).

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees that the Company accrued or paid to Marcum LLP for the fiscal 2013 and fiscal 2012.

	2013	2012
Audit Fees(1)	$301,740	$238,360
Audit-Related Fees(2)	−	−
Tax Fees(3)	−	−
All Other Fees	−	−
Total	$301,740	$238,360

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

The 2012 amount has been adjusted to reflect actual expenses incurred, as compared to the previous amount reported of $227,179 which included estimates for certain invoices.

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

TOWERSTREAM CORPORATION

Date: April 30, 2014	By:	/s/ Jeffrey M. Thompson
Jeffrey M. Thompson President and Chief Executive Officer (Principal Executive Officer)

By:		/s/ Joseph P. Hernon
Joseph P. Hernon Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Jeffrey M. Thompson	Director, Chief Executive Officer and President
Jeffrey M. Thompson	(President and Principal Executive Officer)	April 30, 2014

/s/ Joseph P. Hernon	Chief Financial Officer
Joseph P. Hernon	(Principal Financial Officer and	April 30, 2014
Principal Accounting Officer)

/s/ Philip Urso	Director - Chairman of the Board of Directors
Philip Urso		April 30, 2014

/s/ Howard L. Haronian, M.D.
Howard L. Haronian, M.D.	Director	April 30, 2014

/s/ William J. Bush
William J. Bush	Director	April 30, 2014

/s/ Paul Koehler
Paul Koehler	Director	April 30, 2014

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer