Form 10-Q
period 2014-03-31
TOWERSTREAM CORP
filed 2014-05-12
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

As of May 8, 2014, there were 66,445,044 shares of common stock, par value $0.001 per share, outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2014 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	22

Item 4.	Controls and Procedures.	22

Part II	OTHER INFORMATION

Item 6.	Exhibits.	23

i

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$21,205,943	$28,181,531
Accounts receivable, net	1,125,107	611,548
Prepaid expenses and other current assets	1,425,938	925,587
Total Current Assets	23,756,988	29,718,666

Property and equipment, net	37,911,826	38,484,858

Intangible assets, net	2,503,801	3,088,827
Goodwill	1,674,281	1,674,281
Other assets	1,873,799	1,950,835
Total Assets	$67,720,695	$74,917,467

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$756,211	$1,241,743
Accrued expenses	1,836,100	2,532,679
Deferred revenues	1,383,159	1,396,780
Current maturities of capital lease obligations	773,415	783,051
Other	70,970	67,255
Total Current Liabilities	4,819,855	6,021,508

Long-Term Liabilities
Capital lease obligations, net of current maturities	1,606,683	1,805,336
Other	1,406,787	996,682
Total Long-Term Liabilities	3,013,470	2,802,018
Total Liabilities	7,833,325	8,823,526

Commitments (Note 13)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 95,000,000 shares authorized; 66,445,044 and 66,424,561 shares issued and outstanding, respectively	66,445	66,425
Additional paid-in-capital	154,474,911	154,171,695
Accumulated deficit	(94,653,986)	(88,144,179)
Total Stockholders' Equity	59,887,370	66,093,941
Total Liabilities and Stockholders' Equity	$67,720,695	$74,917,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Revenues	$8,379,906	$8,299,223

Operating Expenses
Cost of revenues (exclusive of depreciation)	5,855,944	4,981,306
Depreciation and amortization	3,695,415	3,871,087
Customer support services	1,172,135	1,396,894
Sales and marketing	1,421,599	1,440,856
General and administrative	2,677,939	3,137,599
Total Operating Expenses	14,823,032	14,827,742
Operating Loss	(6,443,126)	(6,528,519)
Other Income/(Expense)
Interest income	7,420	154
Interest expense	(70,471)	(35,768)
Gain on business acquisition	-	941,457
Other income (expense), net	(3,630)	(3,630)
Total Other Income/(Expense)	(66,681)	902,213
Net Loss	$(6,509,807)	$(5,626,306)

Net loss per common share – basic and diluted	$(0.10)	$(0.09)
Weighted average common shares outstanding – basic and diluted	66,439,061	61,464,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended March 31, 2014

	Common Stock
	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance at December 31, 2013	66,424,561	$66,425	$154,171,695	$(88,144,179)	$66,093,941
Issuance of common stock under employee stock purchase plan	5,483	5	12,880	-	12,885
Issuance of common stock upon vesting of restricted stock awards	15,000	15	(15)	-	-
Stock-based compensation for options	-	-	290,351	-	290,351
Net loss	-	-	-	(6,509,807)	(6,509,807)
Balance at March 31, 2014	66,445,044	$66,445	$154,474,911	$(94,653,986)	$59,887,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

 TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(6,509,807)	$(5,626,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	10,000	-
Depreciation for property, plant and equipment	3,110,389	3,118,487
Amortization for customer based intangibles	585,026	752,600
Stock-based compensation	292,269	396,481
Gain on business acquisition	-	(941,457)
Loss on sale and disposition of property and equipment	-	41,951
Deferred rent	70,761	(28,940)
Changes in operating assets and liabilities:
Accounts receivable	(523,559)	62,074
Prepaid expenses and other current assets	(500,351)	(392,784)
Other assets	96,407	114,105
Accounts payable	(485,532)	(695,724)
Accrued expenses	(1,221,108)	(1,071,747)
Deferred revenues	(13,621)	(151,467)
Total Adjustments	1,420,681	1,203,579
Net Cash Used In Operating Activities	(5,089,126)	(4,422,727)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(2,012,828)	(696,813)
Lease incentive payment from landlord	380,000	-
Acquisition of a business, net of cash acquired	-	(222,942)
Proceeds from sale of property and equipment	-	1,000
Payments of security deposits	(19,371)	(18,344)
Deferred acquisition payments	(36,941)	(38,754)
Net Cash Used In Investing Activities	(1,689,140)	(975,853)

Cash Flows From Financing Activities
Payments on capital leases	(208,289)	(192,310)
Issuance of common stock upon exercise of options	-	246,989
Issuance of common stock under employee stock purchase plan	10,967	20,157
Net proceeds from sale of common stock	-	30,500,836
Net Cash (Used In) Provided By Financing Activities	(197,322)	30,575,672

Net (Decrease) Increase In Cash and Cash Equivalents	(6,975,588)	25,177,092

Cash and Cash Equivalents – Beginning	28,181,531	15,152,226
Cash and Cash Equivalents – Ending	$21,205,943	$40,329,318

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$70,471	$35,732
Taxes	$28,257	$28,262
Non-cash investing and financing activities:
Fair value of common stock issued in connection with an acquisition	$-	$1,071,172
Acquisition of property and equipment:
Under capital leases	$-	$80,894
Included in accrued expenses	$524,529	$549,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

 TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Nature of Business

Towerstream Corporation (referred to as “Towerstream” or the “Company”) was incorporated in Delaware in December 1999. During its first decade of operations, the Company's business activities were focused on delivering fixed wireless broadband services to commercial customers over a wireless network transmitting over both regulated and unregulated radio spectrum. The Company's fixed wireless service supports bandwidth on demand, wireless redundancy, virtual private networks, disaster recovery, bundled data and video services. The Company provides services to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. The Company's “fixed wireless business” has historically grown both organically and through the acquisition of five other fixed wireless broadband providers in various markets.

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”).  Hetnets was formed to operate a new shared wireless infrastructure platform that emerged from the Company's efforts to identify opportunities to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services.  Hetnets operates a carrier-class network which has been constructed on "street level rooftops" which are closer to the ground (where Wi-Fi and small cell can operate with less interference from the macro cell) than the Company's traditional fixed wireless network.  The Company believes that the wireless communications industry is experiencing a fundamental shift from its traditional macro-cellular architecture to densified small cell architecture where existing cell sites will be supplemented by many smaller base stations operating near street level.  Hetnets is structured to operate like a tower company and expects  to generate rental income from four separate sources including (i) rental of space on street level rooftops for the installation of customer owned small cells which includes Wi-Fi antennae, DAS, and Metro and Pico cells, (ii) rental of a channel on Hetnets’ Wi-Fi network for internet access and the offloading of mobile data, (iii) rental of a port for backhaul or transport, and (iv) power and other related services. The Company refers to the activities of Hetnets as its “shared wireless infrastructure” (or “shared wireless”) business.

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

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2014 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full fiscal year for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2013, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

 TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Credit Risk.      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of March 31, 2014, the Company had cash and cash equivalent balances of approximately $5,946,000 in excess of the federally insured limit of $250,000.

The Company also had approximately $15,010,000 invested in institutional money market funds. These funds are protected under the Securities Investor Protection Corporation, a nonprofit membership corporation which provides limited coverage up to $500,000.

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

	Three Months Ended March 31,
	2014	2013
Beginning of period	$81,009	$190,109
Additions	10,000	-
Deductions	(25,290)	(46,672)
End of period	$65,719	$143,437

Business Acquisitions. Business combinations are accounted for using the acquisition method. The cost of an acquisition is measured as the fair value of the consideration transferred on the acquisition date.  When the Company acquires a business, it assesses the acquired assets and liabilities assumed for the appropriate classification and designation in accordance with the contractual terms, economic circumstances and pertinent conditions at the acquisition date. The excess of the total consideration transferred over the net identifiable assets acquired and liabilities assumed is recognized as goodwill.  If the consideration is lower than the fair value of the identifiable net assets acquired, the difference is recognized as a gain on business acquisition. Acquisition costs are expensed and included in general and administrative expenses in our condensed consolidated statements of operations.

The highest level of judgment and estimation involved in accounting for business acquisitions relates to determining the fair value of the customer relationships and network assets acquired. In each of the five acquisitions completed over the past four years, the highest asset value has been allocated to the customer relationships acquired. Determining the fair value of customer relationships involves judgments and estimates regarding how long the customers will continue to contract services with us. During the course of completing five acquisitions, we have developed a database of historical experience from prior acquisitions to assist us in preparing future estimates of cash flows. Similarly, we have used our historical experience in building networks to prepare estimates regarding the fair value of the networks assets that we acquire.

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

Recent Accounting Pronouncements. No accounting pronouncements adopted during the three months ended March 31, 2014 had a material impact on the Company's condensed consolidated financial statements. No new accounting pronouncements issued during the three months ended March 31, 2014 but not yet adopted are expected to have a material impact on the Company's condensed consolidated financial statements.

Reclassifications. Certain accounts in the prior year's condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year condensed consolidated financial statements. These reclassifications have no effect on the previously reported net loss.

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

Fair value of consideration transferred:	Original	Adjustments	Final
Cash	$225,000	$-	$225,000
Common stock	1,071,172	(119,916)	951,256
Other liabilities assumed	-	36,733	36,733
Capital lease obligations assumed	128,929	-	128,929
Total consideration transferred	1,425,101	(83,183)	1,341,918

Fair value of identifiable assets acquired and liabilities assumed:
Cash	2,058	-	2,058
Accounts receivable	80,524	1,286	79,238
Property and equipment	826,524	18,824	807,700
Security deposits	1,993	-	1,993
Accounts payable	(26,970)	2,566	(29,536)
Deferred revenue	(62,110)	(2,135)	(59,975)
Other liabilities	(89,930)	-	(89,930)
Total identifiable net tangible assets	732,089	20,541	711,548
Customer relationships	1,634,469	-	1,634,469
Total identifiable net assets	2,366,558	20,541	2,346,017
Gain on business acquisition	$941,457	$62,642	$1,004,099

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

Pro Forma Information

The following table reflects the unaudited pro forma consolidated results of operations had the acquisition taken place at the beginning of the 2013 period:

Three Months Ended March 31, 2013
Revenues	$8,411,793
Amortization expense	817,979
Total operating expenses	14,999,721
Net loss	(5,685,715)
Basic net loss per share	$(0.09)

The pro forma information presented above does not purport to present what actual results would have been had the acquisitions actually occurred at the beginning of 2013 and are not necessarily indicative of the operating results for any future period.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.    Property and Equipment

Property and equipment is comprised of:

	March 31, 2014	December 31, 2013
Network and base station equipment	$33,092,603	$32,233,262
Customer premise equipment	24,838,433	24,244,017
Shared wireless infrastructure	20,098,809	19,128,064
Information technology	4,517,495	4,417,869
Furniture, fixtures and other	1,667,779	1,661,567
Leasehold improvements	1,441,001	1,433,984
	85,656,120	83,118,763
Less: accumulated depreciation	47,744,294	44,633,905
Property and equipment, net	$37,911,826	$38,484,858

 Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	March 31, 2014	December 31, 2013
Network and base station equipment	$828,027	$828,027
Shared wireless infrastructure	1,216,142	1,216,142
Customer premise equipment	96,843	96,843
Information technology	1,860,028	1,860,028
	4,001,040	4,001,040
Less: accumulated depreciation	1,533,718	1,333,666
Property acquired through capital leases, net	$2,467,322	$2,667,374

Note 5. Intangible Assets

Intangible assets consist of the following:

	March 31, 2014	December 31, 2013
Goodwill	$1,674,281	$1,674,281

Customer relationships	$11,856,127	$11,856,127
Less: accumulated amortization of customer relationships	10,636,881	10,051,855
Customer relationships, net	1,219,246	1,804,272
FCC licenses	1,284,555	1,284,555
Intangible assets, net	$2,503,801	$3,088,827

Amortization expense for the three months ended March 31, 2014 and 2013 was $585,026 and $752,600, respectively. The customer contracts acquired in the Company’s acquisition of Delos are being amortized over a 50 month period ending April 2017. As of March 31, 2014, the remaining amortization period for all acquisitions with customer relationship balances ranged from 1 to 37 months. Future amortization expense is expected to be as follows:

Remainder of 2014	$303,943
2015	392,272
2016	392,272
2017	130,759
$1,219,246

The Company’s licenses with the Federal Communications Commission (the “FCC”) are not subject to amortization as they have an indefinite useful life.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
Property and equipment	$524,529	$867,311
Payroll and related	673,108	937,624
Professional services	241,345	186,917
Network	126,744	138,684
Marketing	94,842	108,741
Other	175,532	293,402
Total	$1,836,100	$2,532,679

Network expenses consist of costs incurred to provide services to our customers and includes tower rentals, bandwidth, troubleshooting and gear removal.

Note 7.    Other Liabilities

Other liabilities consist of the following:

	March 31, 2014	December 31, 2013
Current
Deferred rent	$37,935	$-
Deferred acquisition payments	33,035	67,255
Total	$70,970	$67,255

Long-Term
Deferred rent	$1,075,187	$662,361
Deferred acquisition payments	8,795	11,516
Deferred taxes	322,805	322,805
Total	$1,406,787	$996,682

Gross deferred acquisition payments related to the acquisition of Pipeline Wireless LLC (“Pipeline”) in December 2010 totaled $33,261 and are payable in monthly installments of $16,630 through May 2014. The carrying value of these non-interest bearing payments were discounted rate at 12% and totaled $22,422 at March 31, 2014. Deferred acquisition payments related to Delos totaled $19,408 at March 31, 2014 and bear interest at rates ranging from 7% to 12.5%.

 Note 8. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to value options granted to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. Stock-based compensation totaled $290,351 and $378,205 for the three months ended March 31, 2014 and 2013, respectively. Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The unamortized amount of stock options expense totaled $1,398,465 as of March 31, 2014 which will be recognized over a weighted-average period of 2.1 years.

During the three months ended March 31, 2014, there were no stock options granted by the Company. The fair values of stock option grants during the three months ended March 31, 2013 were calculated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

Three Months Ended March 31, 2013
Risk-free interest rate	0.8%
Expected volatility	68%
Expected life (in years)	5
Expected dividend yield	-
Weighted average per share grant date fair value	$1.46

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

Option transactions under the stock option plans during the three months ended March 31, 2014 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of December 31, 2013	4,055,016	$2.70
Granted during 2014	-	$-
Exercised	-	$-
Forfeited /expired	(35,000)	$2.31
Outstanding as of March 31, 2014	4,020,016	$2.70
Exercisable as of March 31, 2014	2,897,049	$2.45

Cancellations for the three months ended March 31, 2014 included 35,000 options related to employee terminations.

The weighted average remaining contractual life of the outstanding options as of March 31, 2014 was 5.8 years.

The intrinsic value of outstanding and exercisable options totaled $1,754,542 and $1,726,406, respectively, as of March 31, 2014. The intrinsic value is calculated as the difference between the closing price of the Company’s common stock as of March 31, 2014, which was $2.35 per share, and the exercise price of the options.

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

Note 9.    Stock Warrants

The 450,000 warrants outstanding and exercisable at March 31, 2014 and December 31, 2013 had an exercise price of $5.00 and expire in July 2016.

There was no intrinsic value associated with the outstanding and exercisable warrants as of March 31, 2014. The intrinsic value is calculated as the difference between the closing price of the Company’s common stock as of March 31, 2014, which was $2.35 per share, and the exercise price of the warrants.

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

Note 10. Employee Stock Purchase Plan

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum of 200,000 shares of common stock can be issued under the ESPP Plan of which 92,105 shares have been issued to date and 107,895 shares are available for future issuance. During the three months ended March 31, 2014, a total of 5,483 shares were issued under the ESPP Plan with a fair value of $12,885. The Company recognized $1,918 and $3,501 of stock-based compensation related to the 15% discount for the three months ended March 31, 2014 and 2013, respectively.

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

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the three months ended March 31, 2014.

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2014	$21,205,943	$21,205,943	$-	$-
December 31, 2013	$28,181,531	$28,181,531	$-	$-

Note 12.    Net Loss Per Common Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise or issuance of these common stock equivalents outstanding at March 31, 2014 would dilute earnings per share if the Company becomes profitable in the future. The exercise of the outstanding stock options and warrants could potentially generate proceeds up to approximately $13,116,000 if exercised by the holder for cash.

Stock options	4,020,016
Warrants	450,000
Total	4,470,016

Note 13.    Commitments

Operating Lease Obligations

    The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through December 2020. Certain of these operating leases include extensions, at the Company's option, for additional terms ranging from 1 to 25 years. Amounts associated with the extension periods have not been included in the table below as it is not presently determinable which options, if any, the Company will elect to exercise. As of March 31, 2014, total future operating lease obligations were as follows:

Remainder of 2014	$18,945,459
2015	17,296,665
2016	15,980,241
2017	10,476,902
2018	3,182,292
Thereafter	1,127,327
$67,008,886

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rent expenses were as follows:

	Three Months Ended March 31,
	2014	2013
Points of Presence	$1,845,246	$1,625,702
Street level rooftops	3,129,493	2,464,098
Corporate offices	84,109	123,758
Other	90,498	119,877
	$5,149,346	$4,333,435

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

Capital Lease Obligations

The Company has entered into capital leases to acquire property and equipment expiring through March 2018.  As of March 31, 2014, total future capital lease obligations were as follows:

Remainder of 2014	$734,919
2015	908,344
2016	655,754
2017	391,305
2018	53,923
$2,744,245
Less: Interest expense	364,147
Total capital lease obligations	$2,380,098
Current	$773,415
Long-term	$1,606,683

Other

During the fourth quarter of 2013, the Company renewed a one year information technology infrastructure support agreement. The agreement became effective at the end of the first quarter of 2014. Payments of approximately $121,000 are due quarterly through the first quarter of 2015.

Note 14. Segment Information

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

	Three Months Ended March 31, 2014 (Unaudited)
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$7,685,526	$740,349	$-	$(45,969)	$8,379,906

Operating Expenses
Cost of revenues (exclusive of depreciation)	2,498,693	3,388,951	14,269	(45,969)	5,855,944
Depreciation and amortization	2,537,873	940,938	216,604	-	3,695,415
Customer support services	268,515	176,190	727,430	-	1,172,135
Sales and marketing	1,263,137	76,750	81,712	-	1,421,599
General and administrative	108,425	146,528	2,422,986	-	2,677,939
Total Operating Expenses	6,676,643	4,729,357	3,463,001	(45,969)	14,823,032
Operating Income (Loss)	$1,008,883	$(3,989,008)	$(3,463,001)	$-	$(6,443,126)

Capital expenditures	$1,486,450	$938,053	$112,854	$-	$2,537,357

As of March 31, 2014
Property and equipment, net	$22,570,307	$12,832,453	$2,509,066	$-	$37,911,826
Total assets	$28,562,095	$15,336,248	$23,822,352	$-	$67,720,695

	Three Months Ended March 31, 2013 (Unaudited)
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$8,186,736	$158,476	$-	$(45,989)	$8,299,223

Operating Expenses
Cost of revenues (exclusive of depreciation)	2,334,145	2,650,885	42,265	(45,989)	4,981,306
Depreciation and amortization	2,819,609	864,112	187,366	-	3,871,087
Customer support services	275,075	244,522	877,297	-	1,396,894
Sales and marketing	1,296,941	47,048	96,867	-	1,440,856
General and administrative	146,897	190,184	2,800,518	-	3,137,599
Total Operating Expenses	6,872,667	3,996,751	4,004,313	(45,989)	14,827,742
Operating Income (Loss)	$1,314,069	$(3,838,275)	$(4,004,313)	$-	$(6,528,519)

Capital expenditures	$1,087,472	$136,200	$103,293	$-	$1,326,965

As of March 31, 2013
Property and equipment, net	$25,641,570	$13,275,065	$2,057,627	$-	$40,974,262
Total assets	$34,427,109	$15,556,795	$42,494,289	$-	$92,478,193

Note 15. Subsequent Events

In April 2014, Hetnets entered into a Wi-Fi Agreement with an international provider of Wi-Fi access services in major urban markets. This agreement provides leased access to access points within New York City, Chicago, San Francisco, and Miami. The term of the agreement is for an initial three year period, includes annual escalations of 2%, and provides for automatic annual renewals for two additional years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2014. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Overview – Fixed Wireless

We provide fixed wireless broadband services to commercial customers and deliver access over a wireless network transmitting over both regulated and unregulated radio spectrum. Our service supports bandwidth on demand, wireless redundancy, virtual private networks, disaster recovery, bundled data and video services. We currently provide service to business customers in twelve metropolitan markets.

Market Information – Fixed Wireless

As of March 31, 2014, we operated in twelve metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. Although we provide services in multiple markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a Network Presence in a new market. These costs include building PoPs and Network Costs. Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period. We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model and the operating performance of our mature markets. Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

Revenues: Revenues are allocated based on which market each customer is located in.

Costs of Revenues: Includes Core Network costs and Customer Network costs that can be allocated to a specific market.

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

We entered the Houston market in February 2013 through the acquisition of Delos Internet (“Delos”). We exited the Nashville market effective March 31, 2014.

Three months ended March 31, 2014

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
New York	$1,916,030	$618,511	$1,297,519	$280,240	$1,017,279
Los Angeles	2,039,758	561,310	1,478,448	468,298	1,010,150
Boston	1,534,256	393,615	1,140,641	196,710	943,931
Chicago	725,062	293,659	431,403	141,098	290,305
Miami	369,061	102,474	266,587	95,102	171,485
Houston	172,815	57,939	114,876	17,899	96,977
Las-Vegas-Reno	255,897	121,485	134,412	42,321	92,091
San Francisco	276,040	127,678	148,362	90,561	57,801
Providence-Newport	80,285	47,555	32,730	1,575	31,155
Dallas-Fort Worth	166,657	93,483	73,174	49,131	24,043
Seattle	64,934	47,831	17,103	5,586	11,517
Philadelphia	36,858	20,510	16,348	14,872	1,476
Nashville	1,904	12,642	(10,738)	2,331	(13,069)
Total	$7,639,557	$2,498,692	$5,140,865	$1,405,724	$3,735,141

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$3,735,141
Fixed wireless, non-market specific
Other expenses	(234,354)
Depreciation and amortization	(2,537,873)
Shared wireless infrastructure, net	(3,943,039)
Corporate	(3,463,001)
Other income (expense)	(66,681)
Net loss	$(6,509,807)

Three months ended March 31, 2013

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$2,069,824	$529,767	$1,540,057	$411,463	$1,128,594
Boston	1,669,439	330,279	1,339,160	214,620	1,124,540
New York	1,885,865	599,099	1,286,766	336,437	950,329
Chicago	913,199	305,649	607,550	113,759	493,791
Las Vegas-Reno	388,174	131,925	256,249	56,555	199,694
Miami	377,347	99,261	278,086	84,025	194,061
San Francisco	302,629	100,840	201,789	85,926	115,863
Providence-Newport	127,368	49,141	78,227	18,345	59,882
Seattle	137,037	45,685	91,352	39,177	52,175
Houston	52,985	21,016	31,969	12,720	19,249
Dallas-Fort Worth	171,352	88,781	82,571	75,459	7,112
Philadelphia	39,940	18,037	21,903	22,528	(625)
Nashville	5,588	14,665	(9,077)	4,248	(13,325)
Total	$8,140,747	$2,334,145	$5,806,602	$1,475,262	$4,331,340

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$4,331,340
Fixed wireless, non-market specific
Other expenses	(243,651)
Depreciation and amortization	(2,819,609)
Shared wireless infrastructure, net	(3,792,286)
Corporate	(4,004,313)
Other income (expense)	902,213
Net loss	$(5,626,306)

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

In June 2013, we entered into the Wi-Fi Agreement with a major cable operator (the “Cable Operator”). The Wi-Fi Agreement provides leased access to certain access points, primarily within New York City and Bergen County, New Jersey. The Cable Operator has a limited right to expand access in our other markets. The term of the Wi-Fi Agreement is for an initial three year period, and provides for automatic renewals for two additional years.

In April 2014, we entered into a Wi-Fi Agreement with an international provider of Wi-Fi access services in major urban markets. This agreement provides leased access to access points within New York City, Chicago, San Francisco, and Miami. The term of the agreement is for an initial three year period, includes annual escalations of 2%, and provides for automatic annual renewals for two additional years.

Supplemental Segment Information

Operating information about each segment in accordance with GAAP is disclosed in Note 14 of the financial statements. In addition, we use other non-GAAP measurements to assess the operating performance of each segment. These non-GAAP financial measures are commonly used by investors, financial analysts, and rating agencies. Management believes that these non-GAAP financial measures should be available so that investors have the same data that management employs in assessing our overall operations.

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

Net Cash Flow is another commonly used non- GAAP financial measure. Net Cash Flow is defined as Adjusted EBITDA less capital expenditures.

Three Months Ended March 31, 2014

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$1,008,883	$(3,989,008)	$(3,463,001)	$(6,443,126)
Depreciation and amortization	2,537,873	940,938	216,604	3,695,415
Stock-based compensation	-	-	292,269	292,269
Loss on non-monetary transactions	67,568	-	-	67,568
Deferred rent	6,753	72,815	(8,807)	70,761
Adjusted EBITDA	3,621,077	(2,975,255)	(2,962,935)	(2,317,113)
Less: Capital expenditures	1,486,450	938,053	112,854	2,537,357
Net Cash Flow	$2,134,627	$(3,913,308)	$(3,075,789)	$(4,854,470)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(2,317,113)
Depreciation and amortization	(3,695,415)
Stock-based compensation	(292,269)
Loss on non-monetary transactions	(67,568)
Deferred rent	(70,761)
Operating Income (Loss)	(6,443,126)
Interest income	7,420
Interest expense	(70,471)
Other income (expense), net	(3,630)
Net loss	$(6,509,807)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(4,854,470)
Capital expenditures	2,537,357
Changes in operating assets and liabilities, net	(2,647,764)
Other, net	(124,249)
Net cash used in operating activities	$(5,089,126)

Three Months Ended March 31, 2013

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$1,314,069	$(3,838,275)	$(4,004,313)	$(6,528,519)
Depreciation and amortization	2,819,609	864,112	187,366	3,871,087
Stock-based compensation	-	-	396,481	396,481
Loss on property and equipment	39,227	2,724	-	41,951
Loss on non-monetary transactions	77,184	-	-	77,184
Non-recurring expenses, primarily acquisition-related	-	-	65,400	65,400
Adjusted EBITDA	4,250,089	(2,971,439)	(3,355,066)	(2,076,416)
Less: Capital expenditures	1,087,472	136,200	103,293	1,326,965
Net Cash Flow	$3,162,617	$(3,107,639)	$(3,458,359)	$(3,403,381)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(2,076,416)
Depreciation and amortization	(3,871,087)
Non-recurring expenses, primarily acquisition-related	(65,400)
Stock-based compensation	(396,481)
Loss on property and equipment	(41,951)
Loss on non-monetary transactions	(77,184)
Operating Income (Loss)	(6,528,519)
Interest income	154
Interest expense	(35,768)
Gain on business acquisition	941,457
Other income (expense), net	(3,630)
Net loss	$(5,626,306)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(3,403,381)
Capital expenditures	1,326,965
Non-recurring expenses, primarily acquisition related	(65,400)
Changes in operating assets and liabilities, net	(2,135,543)
Other, net	(145,368)
Net cash used in operating activities	$(4,422,727)

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues. Revenues totaled $8,379,906 during the three months ended March 31, 2014 compared to $8,299,223 during the three months ended March 31, 2013 representing an increase of $80,683, or 1%. Shared Wireless revenues totaled $740,349 during the three months ended March 31, 2014 compared to $158,476 during the three months ended March 31, 2013 representing an increase of $581,873, or greater than 100%. Substantially all of the increase related to revenues associated with a Wi-Fi service agreement signed with a major cable operator in June 2013. Fixed Wireless segment revenues totaled $7,685,526 during the three months ended March 31, 2014 compared to $8,186,736 during the three months ended March 31, 2013 representing a decrease of $501,210, or 6%. The decrease principally related to a 4% decrease in monthly recurring billings, lower short term contract revenues, and higher than normal customer churn (as further described below).

Average revenue per user (“ARPU”) for the Fixed Wireless segment totaled $758 as of March 31, 2014 compared to $727 as of March 31, 2013 representing an increase of $31, or 4%. ARPU for new customers totaled $636 during the quarter ended March 31, 2014 compared to $630 during the quarter ended March 31, 2013 representing an increase of $6, or 1%. The increase in ARPU primarily related to customers upgrading to higher bandwidth service which generates higher monthly recurring revenue.

Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating or reducing their recurring service level, totaled 2.33% during the three months ended March 31, 2014 compared to 1.63% during the three months ended March 31, 2013. Our goal is to maintain churn levels between 1.40% and 1.70% which we believe is below industry averages of approximately 2.00%. Churn levels can fluctuate from quarter to quarter depending upon whether customers move to a location not serviced by the Company, go out of business, or a myriad of other reasons. Churn has averaged 1.70% over the past 36 months and we do not believe that the higher than targeted churn level experienced in the first quarter of 2014 is indicative of any long term business developments or trends. We have recently formed a customer retention department which has adopted an active communications program with our customers and believe that these efforts will return churn levels to our targeted range.

Cost of Revenues. Cost of revenues totaled $5,855,944 during the three months ended March 31, 2014 compared to $4,981,306 during the three months ended March 31, 2013 representing an increase of $874,638, or 18%. On a consolidated basis, gross margin during the three months ended March 31, 2014 was 30% as compared to 40% during the three months ended March 31, 2013 representing a decrease of 10 percentage points.  Higher rent expense associated with both PoPs for the fixed wireless network and street level rooftops for the shared wireless infrastructure network increased cost of revenues by $209,455 and $714,214, respectively, and reduced gross margin by 2 and 9 percentage points, respectively. The increase for the fixed wireless network primarily related to lease amendments which provide for additional equipment to be installed for additional rent. The increase for the shared wireless network primarily related to a higher number of lease agreements in the 2014 period as compared to the 2013 period. These increases were partially offset by lower Customer Network and other costs which decreased by $49,031 and benefited gross margin by 1 percentage points. On a per market basis, the increase in cost of revenues is largely attributable to New York and Chicago which are two of the markets in which we have constructed a shared wireless infrastructure network. These two markets represented $699,793 or 80% of the total increase in cost of revenues for the three months ended March 31, 2014.

Depreciation and Amortization. Depreciation and amortization totaled $3,695,415 during the three months ended March 31, 2014 compared to $3,871,087 during the three months ended March 31, 2013 representing a decrease of $175,672, or 5%. Depreciation expense totaled $3,110,389 during the three months ended March 31, 2014 compared to $3,118,487 during the three months ended March 31, 2013 representing a decrease of $8,098, or less than 1%. The net base of assets subject to depreciation was approximately $40 million during both the three months ended March 31, 2014 and 2013 resulting in depreciation expense which was comparable for both periods.

Amortization expense totaled $585,026 during the three months ended March 31, 2014 compared to $752,600 during the three months ended March 31, 2013 representing a decrease of $167,574, or 22%. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods. The decrease was primarily related to the acquisition of One Velocity Inc. (“One Velocity”) for which $232,953 of amortization expense was recognized in the 2013 period with zero recognized in the 2014 period as the related asset became fully amortized in November 2013. The decrease was partially offset by higher amortization expense associated with the Delos acquisition which was completed in February 2013, and for which $98,068 and $32,689 of expense was recorded in the 2014 and 2013 periods, respectively.

Customer Support Services. Customer support services totaled $1,172,135 during the three months ended March 31, 2014 compared to $1,396,894 during the three months ended March 31, 2013 representing a decrease of $224,759, or 16%. The decrease was primarily related to lower payroll costs as average headcount totaled 66 during the 2014 period as compared to 77 during the 2013 period.

Sales and Marketing. Sales and marketing expenses totaled $1,421,599 during the three months ended March 31, 2014 compared to $1,440,856 during the three months ended March 31, 2013 representing a decrease of $19,257, or 1%. Average headcount totaled 46 during the 2014 period as compared to 50 during the 2013 period representing a decrease of 4, or 8%.

General and Administrative. General and administrative expenses totaled $2,677,939 during the three months ended March 31, 2014 compared to $3,137,599 during the three months ended March 31, 2013 representing a decrease of $459,660, or 15%. Payroll costs totaled $989,291 during the 2014 period compared to $1,126,417 during the 2013 period representing a decrease of $137,126, or 12%. The decrease primarily related to non-recurring bonuses related to a corporate financing and an acquisition that were completed in the 2013 period that were not applicable during the 2014 period. Stock-based compensation totaled $292,269 during the 2014 period compared to $396,481 during the 2013 period representing a decrease of $104,212, or 26%. Stock-based compensation can fluctuate significantly from period to period depending on the timing, quantity and valuation of stock option grants. Professional services expenses totaled $374,609 during the 2014 period compared to $447,926 during the 2013 period representing a decrease of $73,317, or 16%. The decrease primarily related to non-recurring expenses associated with the formation of Hetnets which were incurred in the 2013 period. Finally, facility expenses totaled $98,083 during the 2014 period compared to $163,909 during the 2013 period representing a decrease of $65,826, or 40%. The decrease related to the consolidation of the Company's corporate offices which was completed in the fourth quarter of 2013.

Interest Income. Interest income totaled $7,420 during the three months ended March 31, 2014 compared to $154 during the three months ended March 31, 2013 representing an increase of $7,266, or greater than 100%. The increase relates to more interest earned on our cash accounts during the 2014 period.

Interest Expense. Interest expense totaled $70,471 during the three months ended March 31, 2014 compared to $35,768 during the three months ended March 31, 2013 representing an increase of $34,703, or 97%. The increase in interest expense was primarily related to additional capital leases for network equipment and information technology infrastructure.

Gain on Business Acquisition.  There was no gain on business acquisition during the three months ended March 31, 2014 compared to $941,457 during the three months ended March 31, 2013.  The gain in the 2013 period related to the acquisition of Delos in February 2013. The challenging economic environment during 2012 made it difficult for smaller companies like Delos to raise sufficient capital to sustain their growth. As a result, we were able to acquire the customer relationships and wireless network of Delos at a discounted price.

Net Loss. Net loss totaled $6,509,807 during the three months ended March 31, 2014 compared to $5,626,306 during the three months ended March 31, 2013 representing an increase of $883,501, or 16%. Revenues increased by $80,683, or 1%, while operating expenses decreased by $4,710, or less than 1%. In addition, non-operating expense totaled $66,681 during the three months ended March 31, 2014 compared with non-operating income, primarily related to gain on business acquisition, of $902,213 during the three months ended March 31, 2013.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Changes in capital resources during the three months ended March 31, 2014 and 2013 are described below.

Net Cash Used in Operating Activities.     Net cash used in operating activities for the three months ended March 31, 2014 totaled $5,089,126 compared to $4,422,727 for the three months ended March 31, 2013 representing an increase of $666,399, or 15%. Cash used in operations for the three months ended March 31, 2014 totaled $2,441,362 as compared to $2,287,184 for the three months ended March, 31, 2013. Changes in operating assets and liabilities generally represent timing differences regarding payments and receipts, and are normally not indicative of operating results.  Changes in operating assets and liabilities used cash of $2,647,764 during the three months ended March 31, 2014 compared to $2,135,543 for the three months ended March 31, 2013.

Net Cash Used in Investing Activities.     Net cash used in investing activities for the three months ended March 31, 2014 totaled $1,689,140 compared to $975,853 for the three months ended March 31, 2013 representing an increase of $713,287, or 73%. Cash capital expenditures for the fixed wireless segment increased from $689,742 in the 2013 period to $1,307,376 in the 2014 period representing an increase of $617,634, or 90%. Cash capital expenditures for the shared wireless infrastructure segment increased from zero in the 2013 period to $701,501 in the 2014 period representing an increase of $701,501 or 100%. In addition, we received an incentive payment of $380,000 from our landlord in connection with entering a new lease agreement for our corporate offices. These funds were used to pay for qualified leasehold improvements to the facility. Finally, we paid cash of $225,000 for the acquisition of Delos in the 2013 period. There were no acquisitions in the 2014 period.

Net Cash (Used In) Provided by Financing Activities.  Net cash used in financing activities for the three months ended March 31, 2014 totaled $197,322 compared to net cash provided by financing activities of $30,575,672 for the three months ended March 31, 2013, representing a decrease of $30,772,994, or greater than 100%. The decrease was primarily related to net proceeds of $30,500,836 received in the first quarter of 2013 from the sale of 11,000,000 shares of our common stock at a public offering of $3.00 per share.

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

Underwritten Offering. In the first quarter of 2013, we completed an underwritten offering of 11,000,000 shares of our common stock at a public offering price of $3.00 per share. The total gross proceeds of the offering were $33,000,000. Net proceeds were approximately $30,500,836 after underwriting discounts, commissions and offering expenses.

Working Capital.     As of March 31, 2014, we had working capital of $18,937,133. Based on our current operating activities and plans, we believe our working capital position at the end of March 31, 2014 will enable us to meet our anticipated cash requirements for at least the next twelve months.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of March 31, 2014:

	Payments due by period
	Total	2014	2015	2016	2017	2018	Thereafter
Capital leases	$2,744,245	$734,919	$908,344	$655,754	$391,305	$53,923	$-
Operating leases	67,008,886	18,945,459	17,296,665	15,980,241	10,476,902	3,182,292	1,127,327
Deferred payments	33,261	33,261		-	-	-	-
Other	506,351	372,967	133,042	342	-	-	-
Total	$70,292,743	$20,086,606	$18,338,051	$16,636,337	$10,868,207	$3,236,215	$1,127,327

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

Deferred Payments. We are making deferred payments to Pipeline as part of the consideration paid for the acquisition. There were 2 monthly payments of $16,630 remaining as of March 31, 2014.

Other. In December 2013, we entered into a one year information technology infrastructure support agreement. The agreement became effective at the end of the first quarter of 2014. The quarterly payments are approximately $121,000 and will be paid through the first quarter of 2015.

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

The highest level of judgment and estimation involved in accounting for business acquisitions relates to determining the fair value of the customer relationships and network assets acquired. In each of the five acquisitions completed over the past four years, the highest asset value has been allocated to the customer relationships acquired. Determining the fair value of customer relationships involves judgments and estimates regarding how long the customers will continue to contract services with us. During the course of completing five acquisitions, we have developed a database of historical experience from prior acquisitions to assist us in preparing future estimates of cash flows. Similarly, we have used our historical experience in building networks to prepare estimates regarding the fair value of the networks assets that we acquire.

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

Recent Accounting Pronouncements. No accounting pronouncements adopted during the three months ended March 31, 2014 had a material impact on our condensed consolidated financial statements. No new accounting pronouncements issued during the three months ended March 31, 2014 but not yet adopted are expected to have a material impact on our condensed consolidated financial statements.

Off-Balance Sheet Arrangements.     We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as “Special Purposes Entities.’’

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices.  Our primary market risk relates to interest rates.  At March 31, 2014, all cash and cash equivalents are immediately available cash balances.  A portion of our cash and cash equivalents are held in institutional money market funds.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: May 12, 2014	By:	/s/ Jeffrey M. Thompson

Jeffrey M. Thompson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joseph P. Hernon

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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) related notes to these financial statements.