Form 10-Q/A
period 2014-03-31
TOWERSTREAM CORP
filed 2014-06-06
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2014, as filed on May 12, 2014, is to update for a transcription error regarding the amount of the Company's contractual obligations for the remainder of 2014.  This information appears in two places, (a) "Note 13 - Commitments" footnote within Part I, Item 1, "Financial Statements" and (b) the "Contractual Obligations and Commitments" table within Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations ."  In Note 13 - Commitments under Operating Lease Obligations, the amount originally presented as "Remainder of 2014" is changed from $18,945,459 to $13,877,896 and the amount originally presented as the total is changed from $67,008,886 to $61,941,323.  Under the Contractual Obligations and Commitments table, the Operating Leases amount for 2014 is changed from $18,945,459 to $13,877,896, the Total amount for 2014 is changed from $20,086,606 to $15,019,043, the Total Operating Leases amount for all years is changed from $67,008,886 to $61,941,323 and the Total line for all years is changed from $70,292,743 to $65,225,180.

All other information in the Form 10-Q, including the financial statements, is unchanged from the original filing. This filing amends only the items specified above and does not otherwise update the disclosures in the Form 10-Q as originally filed and does not reflect events occurring after the original filing of the Form 10-Q.

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

Remainder of 2014	$13,877,896
2015	17,296,665
2016	15,980,241
2017	10,476,902
2018	3,182,292
Thereafter	1,127,327
$61,941,323

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of March 31, 2014:

	Payments due by period
	Total	2014	2015	2016	2017	2018	Thereafter
Capital leases	$2,744,245	$734,919	$908,344	$655,754	$391,305	$53,923	$-
Operating leases	61,941,323	13,877,896	17,296,665	15,980,241	10,476,902	3,182,292	1,127,327
Deferred payments	33,261	33,261	-	-	-	-	-
Other	506,351	372,967	133,042	342	-	-	-
Total	$65,225,180	$15,019,043	$18,338,051	$16,636,337	$10,868,207	$3,236,215	$1,127,327

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

TOWERSTREAM CORPORATION

Date: June 6, 2014	By:	/s/ Jeffrey M. Thompson

Jeffrey M. Thompson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joseph P. Hernon

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