Form 10-Q
period 2014-06-30
TOWERSTREAM CORP
filed 2014-08-11
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

As of August 7, 2014, there were 66,643,804 shares of common stock, par value $0.001 per share, outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2014 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16-28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	28

Item 4.	Controls and Procedures.	28

Part II	OTHER INFORMATION

Item 6.	Exhibits.	30

ii

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$17,288,707	$28,181,531
Accounts receivable, net	796,485	611,548
Prepaid expenses and other current assets	1,370,386	925,587
Total Current Assets	19,455,578	29,718,666

Property and equipment, net	36,836,707	38,484,858

Intangible assets, net	2,395,994	3,088,827
Goodwill	1,674,281	1,674,281
Other assets	1,807,906	1,950,835
Total Assets	$62,170,466	$74,917,467

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,457,625	$1,241,743
Accrued expenses	1,943,068	2,532,679
Deferred revenues	1,283,744	1,396,780
Current maturities of capital lease obligations	781,651	783,051
Other	51,443	67,255
Total Current Liabilities	5,517,531	6,021,508

Long-Term Liabilities
Capital lease obligations, net of current maturities	1,398,053	1,805,336
Other	1,492,438	996,682
Total Long-Term Liabilities	2,890,491	2,802,018
Total Liabilities	8,408,022	8,823,526

Commitments (Note 12)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 95,000,000 shares authorized; 66,643,804 and 66,424,561 shares issued and outstanding, respectively	66,644	66,425
Additional paid-in-capital	154,744,392	154,171,695
Accumulated deficit	(101,048,592)	(88,144,179)
Total Stockholders' Equity	53,762,444	66,093,941
Total Liabilities and Stockholders' Equity	$62,170,466	$74,917,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$8,264,848	$8,212,175	$16,644,754	$16,511,398

Operating Expenses
Cost of revenues (exclusive of depreciation)	6,101,913	5,166,287	11,957,856	10,147,593
Depreciation and amortization	3,281,062	3,935,826	6,976,477	7,806,913
Customer support services	1,147,275	1,181,717	2,319,410	2,578,611
Sales and marketing	1,399,089	1,523,804	2,820,688	2,964,660
General and administrative	2,666,997	2,636,033	5,344,937	5,773,632
Total Operating Expenses	14,596,336	14,443,667	29,419,368	29,271,409

Operating Loss	(6,331,488)	(6,231,492)	(12,774,614)	(12,760,011)
Other Income/(Expense)
Interest expense, net	(59,488)	(58,670)	(122,539)	(94,284)
Gain on business acquisition	-	62,642	-	1,004,099
Other income (expense), net	(3,630)	(3,630)	(7,260)	(7,260)
Total Other Income/(Expense)	(63,118)	342	(129,799)	902,555

Net Loss	$(6,394,606)	$(6,231,150)	$(12,904,413)	$(11,857,456)

Net loss per common share – basic and diluted	$(0.10)	$(0.09)	$(0.19)	$(0.19)
Weighted average common shares outstanding – basic and diluted	66,478,686	66,370,789	66,458,983	63,931,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Six Months Ended June 30, 2014

	Common Stock
	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance at December 31, 2013	66,424,561	$66,425	$154,171,695	$(88,144,179)	$66,093,941
Cashless exercise of options	192,270	192	(192)	-	-
Issuance of common stock under employee stock purchase plan	11,973	12	25,464	-	25,476
Issuance of common stock upon vesting of restricted stock awards	15,000	15	(15)	-	-
Stock-based compensation for options	-	-	551,233	-	551,233
Fair value of options repurchased	-	-	(3,793)	-	(3,793)
Net loss	-	-	-	(12,904,413)	(12,904,413)
Balance at June 30, 2014	66,643,804	$66,644	$154,744,392	$(101,048,592)	$53,762,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(12,904,413)	$(11,857,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	117,000	60,000
Depreciation for property, plant and equipment	6,283,644	6,236,334
Amortization for customer based intangibles	692,833	1,570,579
Stock-based compensation	555,034	667,376
Gain on business acquisition	-	(1,004,099)
Loss on sale and disposition of property and equipment	-	59,135
Deferred rent	161,890	(57,880)
Changes in operating assets and liabilities:
Accounts receivable	(301,937)	(59,552)
Prepaid expenses and other current assets	(444,799)	(244,169)
Other assets	161,650	233,634
Accounts payable	215,882	(685,847)
Accrued expenses	(1,161,615)	(1,472,991)
Deferred revenues	(113,036)	(172,991)
Total Adjustments	6,166,546	5,129,529
Net Cash Used In Operating Activities	(6,737,867)	(6,727,927)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(4,063,489)	(2,119,826)
Lease incentive payment from landlord	380,000	-
Acquisition of a business, net of cash acquired	-	(222,942)
Proceeds from sale of property and equipment	-	1,465
Payments of security deposits	(18,721)	(25,644)
Deferred acquisition payments	(61,946)	(83,545)
Net Cash Used In Investing Activities	(3,764,156)	(2,450,492)

Cash Flows From Financing Activities
Payments on capital leases	(408,683)	(376,207)
Issuance of common stock upon exercise of options	-	253,189
Issuance of common stock under employee stock purchase plan	21,675	37,411
Net proceeds from sale of common stock	-	30,499,336
Fair value of options repurchased	(3,793)	-
Net Cash (Used In) Provided By Financing Activities	(390,801)	30,413,729

Net (Decrease) Increase In Cash and Cash Equivalents	(10,892,824)	21,235,310

Cash and Cash Equivalents – Beginning	28,181,531	15,152,226
Cash and Cash Equivalents – Ending	$17,288,707	$36,387,536

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$137,527	$94,525
Taxes	$41,269	$28,336
Non-cash investing and financing activities:
Fair value of common stock issued in connection with an acquisition	$-	$951,256
Acquisition of property and equipment:
Under capital leases	$-	$80,894
Included in accrued expenses	$572,004	$433,408

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

       In June 2013, Hetnets entered into a Wi-Fi service agreement (the “Wi-Fi Agreement”) with a major cable operator (the “Cable Operator”). The Wi-Fi Agreement provides leased access to certain access points, primarily within New York City and Bergen County, New Jersey. The Cable Operator has a limited right to expand access in other Hetnets’ markets. The term of the Wi-Fi Agreement is for an initial three year period, and provides for automatic annual renewals for two additional one year periods.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2014 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or for any future period.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of June 30, 2014, the Company had cash and cash equivalent balances of approximately $2,014,000 in excess of the federally insured limit of $250,000.

The Company also had approximately $15,017,000 invested in institutional money market funds. These funds are protected under the Securities Investor Protection Corporation, a nonprofit membership corporation which provides limited coverage up to $500,000.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning of period	$65,719	$143,437	$81,009	$190,109
Additions	107,000	60,000	117,000	60,000
Deductions	(10,856)	(40,759)	(36,146)	(87,431)
End of period	$161,863	$162,678	$161,863	$162,678

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

The highest level of judgment and estimation involved in accounting for business acquisitions relates to determining the fair value of the customer relationships and network assets acquired. In each of the five acquisitions completed over the past four years, the highest asset value has been allocated to the customer relationships acquired. Determining the fair value of customer relationships involves judgments and estimates regarding how long the customers will continue to contract services with the Company. During the course of completing five acquisitions, the Company has developed a database of historical experience from prior acquisitions to assist in preparing future estimates of cash flows. Similarly, the Company has used its historical experience in building networks to prepare estimates regarding the fair value of the network assets that it acquires.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Recent Accounting Pronouncements. In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which requires an entity to recognize revenue representing the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive in exchange for those goods or services. ASU 2014-09 is intended to establish principles for reporting useful information to users of financial statements about the nature, amount, timing and uncertainty of revenues and cash flows arising from the entity’s contracts with customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The Company is currently evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures.

In June 2014, FASB issued ASU No. 2014-12 (“ASU 2014-12”), “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which requires a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. ASU 2014-12 states that the performance target should not be reflected in estimating the grant date fair value of the award. ASU 2014-12 clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the periods for which the requisite service has already been rendered. The new standard is effective for the Company on January 1, 2016. The Company does not expect adoption of ASU 2014-12 to have a significant impact on its condensed consolidated financial statements.

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

The Company incurred approximately $41,000 and $99,000, respectively, of third-party costs in connection with the Delos acquisition for the three and six month ended June 30, 2013. These expenses are included in the general and administrative expenses in the Company’s condensed consolidated statements of operations for the respective periods.

Pro Forma Information

The following table reflects the unaudited pro forma consolidated results of operations had the acquisition taken place at the beginning of the 2013 period:

Six Months Ended June 30, 2013

Revenues	$16,623,968
Amortization expense	1,635,958
Total operating expenses	29,443,388
Net loss	(11,916,865)
Basic net loss per share	$(0.19)

The pro forma information presented above does not purport to present what actual results would have been had the acquisition actually occurred at the beginning of 2013 and are not necessarily indicative of the operating results for any future period.

Note 4.    Property and Equipment

Property and equipment is comprised of:

	June 30, 2014	December 31, 2013
Network and base station equipment	$34,173,206	$32,233,262
Customer premise equipment	25,124,372	24,244,017
Shared wireless infrastructure	20,624,465	19,128,064
Information technology	4,565,143	4,417,869
Furniture, fixtures and other	1,667,977	1,661,567
Leasehold improvements	1,599,093	1,433,984
	87,754,256	83,118,763
Less: accumulated depreciation	50,917,549	44,633,905
Property and equipment, net	$36,836,707	$38,484,858

Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	June 30, 2014	December 31, 2013
Network and base station equipment	$828,027	$828,027
Shared wireless infrastructure	1,216,142	1,216,142
Customer premise equipment	96,843	96,843
Information technology	1,860,028	1,860,028
	4,001,040	4,001,040
Less: accumulated depreciation	1,733,770	1,333,666
Property acquired through capital leases, net	$2,267,270	$2,667,374

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 5. Intangible Assets

Intangible assets consist of the following:

	June 30, 2014	December 31, 2013
Goodwill	$1,674,281	$1,674,281

Customer relationships	$11,856,127	$11,856,127
Less: accumulated amortization of customer relationships	10,744,688	10,051,855
Customer relationships, net	1,111,439	1,804,272
FCC licenses	1,284,555	1,284,555
Intangible assets, net	$2,395,994	$3,088,827

Amortization expense for the three months ended June 30, 2014 and 2013 was $107,807 and $817,979, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 was $692,833 and $1,570,579, respectively. The customer contracts acquired in the Company’s acquisition of Delos are being amortized over a 50 month period ending April 2017. As of June 30, 2014, the remaining amortization period for the Delos acquisition was 34 months. Balances related to the Company’s other acquisitions have been fully amortized. Future amortization expense is as follows:

Remainder of 2014	$196,136
2015	392,272
2016	392,272
2017	130,759
$1,111,439

The Company’s licenses with the Federal Communications Commission (“FCC”) are not subject to amortization as they have an indefinite useful life.

Note 6. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2014	December 31, 2013
Property and equipment	$572,004	$867,311
Payroll and related	813,005	937,624
Professional services	160,712	186,917
Network	127,719	138,684
Marketing	84,830	108,741
Other	184,798	293,402
Total	$1,943,068	$2,532,679

Network expenses consist of costs incurred to provide services to our customers and include tower rentals, bandwidth, troubleshooting and gear removal.

Note 7.    Other Liabilities

Other liabilities consist of the following:

	June 30, 2014	December 31, 2013
Current
Deferred rent	$40,644	$-
Deferred acquisition payments	10,799	67,255
Total	$51,443	$67,255
Long-Term
Deferred rent	$1,163,607	$662,361
Deferred acquisition payments	6,026	11,516
Deferred taxes	322,805	322,805
Total	$1,492,438	$996,682

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Deferred acquisition payments related to Delos totaled $16,825 at June 30, 2014 and bear interest at rates ranging from 7% to 12.5%. In May 2014, the Company made its last deferred acquisition payment of $16,630 related to the acquisition of Pipeline Wireless LLC.

Note 8. Stock Options and Warrants

Stock Options

The Company uses the Black-Scholes option pricing model to value options issued to employees, directors and consultants. Compensation expense, including on the date of grant the effect of forfeitures, is recognized over the period of service, generally the vesting period. Stock compensation expense and the weighted average assumptions used to calculate the fair values of stock options granted during the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	1.6%	1.0 - 1.5%	1.6%	0.8 - 1.5%
Expected volatility	47%	65%	47%	65 - 68%
Expected life (in years)	5.3	5.3 – 6.5	5.3	5 - 6.5
Expected dividend yield	-	-	-	-
Weighted average per share grant date fair value	$0.84	$1.46	$0.84	$1.46
Stock-based compensation	$260,882	$253,098	$551,233	$631,304

The risk-free interest rate was based on rates established by the Federal Reserve. The Company’s expected volatility was based upon the historical volatility for its common stock. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. The dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future. Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized amount of stock options expense totaled $1,231,353 as of June 30, 2014 which will be recognized over a weighted-average period of 1.8 years.

Option transactions under the stock option plans during the six months ended June 30, 2014 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of December 31, 2013	4,055,016	$2.70
Granted during 2014	200,000	$1.93
Exercised	(340,906)	$0.74
Forfeited /expired	(110,805)	$2.68
Outstanding as of June 30, 2014	3,803,305	$2.83
Exercisable as of June 30, 2014	2,659,485	$2.70

In June 2014, the Company made its annual grant to the Board of Directors consisting of 200,000 options with an exercise price of $1.93 vesting monthly through May 2015.

A total of 340,906 options were exercised on a cashless basis during the three ended June 30, 2014 resulting in the net issuance of 192,270 shares.

Cancellations for the three and six months ended June 30, 2014 were 75,805 and 110,805, respectively. Cancellations related to employee terminations except for 14,250 options which were repurchased during the three months ended June 30, 2014.

The weighted average remaining contractual life of the outstanding options as of June 30, 2014 was 5.9 years.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The intrinsic value of outstanding and exercisable options totaled $645,363 and $643,363 respectively, as of June 30, 2014. The intrinsic value is calculated as the difference between the closing price of the Company’s common stock as of June 30, 2014, which was $1.94 per share, and the exercise price of the options.

Stock Warrants

There were 450,000 warrants outstanding and exercisable at June 30, 2014 and December 31, 2013 with an exercise price of $5.00 and an expiration date in July 2016.

       The warrants had no intrinsic value at June 30, 2014. The intrinsic value is calculated as the difference between the closing price of the Company’s common stock as of June 30, 2014, which was $1.94 per share, and the exercise price of the warrants.

Cashless Exercises

The number of shares issuable upon the exercise of an option or a warrant will be lower if a holder exercises on a cashless basis. Under a cashless exercise, the holder uses a portion of the shares that would otherwise be issuable upon exercise, rather than cash, as consideration for the exercise. The amount of net shares issuable in connection with a cashless exercise will vary based on the exercise price of the option or warrant compared to the current market price of the Company’s common stock on the date of exercise.

Note 9. Employee Stock Purchase Plan

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum of 200,000 shares of common stock can be issued under the ESPP Plan. During the three and six months ended June 30, 2014, a total of 6,490 and 11,973 shares were issued under the ESPP Plan with a fair value of $12,591 and $25,476, respectively. The Company recognized $1,882 and $3,801 of stock-based compensation related to the 15% discount for the three and six months ended June 30, 2014, respectively. The Company recognized $3,021 and $6,522 of stock-based compensation related to the 15% discount for the three and six months ended June 30, 2013, respectively.

Note 10. Fair Value Measurement

Valuation Hierarchy

The accounting standard of the FASB for fair value measurements establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the six months ended June 30, 2014.

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2014	$17,288,707	$17,288,707	$-	$-
December 31, 2013	$28,181,531	$28,181,531	$-	$-

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 11.    Net Loss Per Common Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise or issuance of these common stock equivalents outstanding at June 30, 2014 would dilute earnings per share if the Company becomes profitable in the future. The exercise of the outstanding stock options and warrants could potentially generate proceeds up to approximately $13 million if exercised by the holder for cash.

Stock options	3,803,305
Warrants	450,000
Total	4,253,305

Note 12.    Commitments

Operating Lease Obligations

The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through December 2020. Certain of these operating leases include extensions, at the Company's option, for additional terms ranging from 1 to 25 years. Amounts associated with the extension periods have not been included in the table below as it is not presently determinable which options, if any, the Company will elect to exercise. As of June 30, 2014, total future operating lease obligations were as follows:

Remainder of 2014	$10,429,485
2015	19,226,692
2016	17,782,036
2017	12,039,856
2018	4,513,665
Thereafter	2,063,693
$66,055,427

Rent expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Points of Presence	$1,948,102	$1,715,204	$3,793,348	$3,340,906
Street level rooftops	3,263,423	2,585,804	6,392,916	5,049,902
Corporate offices	84,109	121,519	168,219	245,276
Other	95,219	105,351	185,717	225,229
	$5,390,853	$4,527,878	$10,540,200	$8,861,313

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Capital Lease Obligations

The Company has entered into capital leases to acquire property and equipment expiring through March 2018. As of June 30, 2014, total future capital lease obligations were as follows:

Remainder of 2014	$478,632
2015	908,344
2016	655,754
2017	391,305
2018	53,922
$2,487,957
Less: Interest expense	308,253
Total capital lease obligations	$2,179,704
Current	$781,651
Long-term	$1,398,053

Other

During the fourth quarter of 2013, the Company renewed a one year information technology infrastructure support agreement which became effective at the end of the first quarter of 2014. Payments of approximately $121,000 are due quarterly through the first quarter of 2015.

Note 13.    Segment Information

The Company has two reportable segments: Fixed Wireless and Shared Wireless Infrastructure. Management evaluates performance and allocates resources based on the operating performance of each segment as well as the long-term growth potential for each segment. Costs reported for each segment include costs directly associated with a segment’s operations. Inter-segment revenues and expenses are eliminated in consolidation.

     The balance of the Company’s operations is in the Corporate group which includes centralized operations. This group includes operations related to corporate overhead and centralized activities which support overall operations. Corporate overhead includes administrative personnel, including executive management, and other support functions such as information technology and facilities. Centralized operations include network operations, customer care, and the management of network assets. The Corporate group is treated as a separate segment consistent with how management monitors and analyzes financial results. Corporate costs are not allocated to the segments because such costs are managed and controlled on a functional basis that encompasses all markets with centralized, functional management held accountable for corporate results. Management also believes that not allocating these centralized costs provides a better reflection of the direct operating performance of each segment. The table below presents information about the Company's operating segments:

	Three Months Ended June 30, 2014 (Unaudited)
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$7,572,447	$738,370	$-	$(45,969)	$8,264,848

Operating Expenses
Cost of revenues (exclusive of depreciation)	2,620,460	3,513,341	14,081	(45,969)	6,101,913
Depreciation and amortization	2,080,501	977,960	222,601	-	3,281,062
Customer support services	267,961	178,774	700,540	-	1,147,275
Sales and marketing	1,252,124	62,862	84,103	-	1,399,089
General and administrative	202,053	157,636	2,307,308	-	2,666,997
Total Operating Expenses	6,423,099	4,890,573	3,328,633	(45,969)	14,596,336
Operating Income (Loss)	$1,149,348	$(4,152,203)	$(3,328,633)	$-	$(6,331,488)
Capital expenditures	$1,403,404	$490,399	$204,334	$-	$2,098,137

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended June 30, 2013 (Unaudited)
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$8,061,156	$196,508	$-	$(45,489)	$8,212,175

Operating Expenses
Cost of revenues (exclusive of depreciation)	2,385,047	2,797,126	29,603	(45,489)	5,166,287
Depreciation and amortization	2,836,979	911,325	187,522	-	3,935,826
Customer support services	286,068	134,376	761,273	-	1,181,717
Sales and marketing	1,322,233	111,209	90,362	-	1,523,804
General and administrative	170,710	144,750	2,320,573	-	2,636,033
Total Operating Expenses	7,001,037	4,098,786	3,389,333	(45,489)	14,443,667
Operating Income (Loss)	$1,060,119	$(3,902,278)	$(3,389,333)	$-	$(6,231,492)

Capital expenditures	$1,028,311	$232,819	$46,033	$-	$1,307,163

	Six Months Ended June 30, 2014 (Unaudited)
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$15,257,973	$1,478,719	$-	$(91,938)	$16,644,754

Operating Expenses
Cost of revenues (exclusive of depreciation)	5,119,152	6,902,292	28,350	(91,938)	11,957,856
Depreciation and amortization	4,618,374	1,918,898	439,205	-	6,976,477
Customer support services	536,476	354,964	1,427,970	-	2,319,410
Sales and marketing	2,515,261	139,612	165,815	-	2,820,688
General and administrative	310,479	304,164	4,730,294	-	5,344,937
Total Operating Expenses	13,099,742	9,619,930	6,791,634	(91,938)	29,419,368

Operating Income (Loss)	$2,158,231	$(8,141,211)	$(6,791,634)	$-	$(12,774,614)

Capital expenditures	$2,889,854	$1,428,452	$317,188	$-	$4,635,494

As of June 30, 2014
Property and equipment, net	$21,966,834	$12,377,471	$2,492,402	$-	$36,836,707
Total assets	$27,442,263	$14,839,751	$19,888,452	$-	$62,170,466

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Six Months Ended June 30, 2013 (Unaudited)
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$16,247,892	$354,984	$-	$(91,478)	$16,511,398

Operating Expenses
Cost of revenues (exclusive of depreciation)	4,719,192	5,448,011	71,868	(91,478)	10,147,593
Depreciation and amortization	5,656,588	1,775,437	374,888	-	7,806,913
Customer support services	561,143	378,898	1,638,570	-	2,578,611
Sales and marketing	2,619,174	158,257	187,229	-	2,964,660
General and administrative	317,607	334,934	5,121,091	-	5,773,632
Total Operating Expenses	13,873,704	8,095,537	7,393,646	(91,478)	29,271,409
Operating Income (Loss)	$2,374,188	$(7,740,553)	$(7,393,646)	$-	$(12,760,011)

Capital expenditures	$2,115,783	$369,019	$149,326	$-	$2,634,128

As of June 30, 2013
Property and equipment, net	$24,477,899	$12,739,109	$1,910,097	$-	$39,127,105
Total assets	$32,348,914	$14,916,880	$38,404,977	$-	$85,670,771

Note 14. Subsequent Events

In August 2014, the Company executed a master licensing agreement ("MLA") with a carrier for small cell deployments.  An MLA establishes the detailed terms and conditions under which individual orders are governed, and are generally designed to expedite the deployment process.  The term of this agreement is for 25 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the six months ended June 30, 2014. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Customer support services include salaries and related payroll costs associated with our customer support services, customer care, installation and operations staff.

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

Market Information – Fixed Wireless

As of June 30, 2014, we operated in twelve metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. Although we provide services in multiple markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a Network Presence in a new market. These costs include building PoPs and Network Costs. Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period. We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model and the operating performance of our mature markets. Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

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

Three months ended June 30, 2014

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$1,996,000	$573,010	$1,422,990	$468,799	$954,191
New York	1,949,999	702,033	1,247,966	335,819	912,147
Boston	1,449,309	403,931	1,045,378	189,968	855,410
Chicago	734,524	293,140	441,384	128,269	313,115
Miami	380,888	118,518	262,370	78,543	183,827
San Francisco	284,923	123,775	161,148	58,260	102,888
Houston	173,532	66,073	107,459	37,713	69,746
Las Vegas-Reno	224,856	121,870	102,986	56,089	46,897
Seattle	74,892	47,899	26,993	11,793	15,200
Dallas-Fort Worth	160,467	100,229	60,238	46,309	13,929
Providence-Newport	64,573	50,888	13,685	1,449	12,236
Philadelphia	32,515	19,094	13,421	5,953	7,468
Total	$7,526,478	$2,620,460	$4,906,018	$1,418,964	$3,487,054

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$3,487,054
Fixed wireless, non-market specific
Other expenses	(303,174)
Depreciation and amortization	(2,080,501)
Shared wireless infrastructure, net	(4,106,234)
Corporate	(3,328,633)
Other income (expense)	(63,118)
Net loss	$(6,394,606)

Three months ended June 30, 2013

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$2,046,981	$483,494	$1,563,487	$379,757	$1,183,730
Boston	1,628,247	356,085	1,272,162	245,407	1,026,755
New York	1,940,048	634,068	1,305,980	371,895	934,085
Chicago	820,014	265,855	554,159	113,166	440,993
Miami	390,716	105,392	285,324	85,851	199,473
Houston	180,254	57,284	122,970	30,209	92,761
Las Vegas-Reno	273,887	140,713	133,174	41,269	91,905
San Francisco	320,043	113,277	206,766	117,074	89,692
Providence-Newport	113,728	49,702	64,026	18,855	45,171
Seattle	93,702	46,699	47,003	23,921	23,082
Philadelphia	40,052	19,311	20,741	15,283	5,458
Dallas-Fort Worth	162,348	100,040	62,308	66,339	(4,031)
Nashville	5,647	13,127	(7,480)	2,859	(10,339)
Total	$8,015,667	$2,385,047	$5,630,620	$1,511,885	$4,118,735

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$4,118,735
Fixed wireless, non-market specific
Other expenses	(267,126)
Depreciation and amortization	(2,836,979)
Shared wireless infrastructure, net	(3,856,789)
Corporate	(3,389,333)
Other income (expense)	342
Net loss	$(6,231,150)

Six months ended June 30, 2014

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$4,035,759	$1,134,319	$2,901,440	$937,098	$1,964,342
New York	3,866,028	1,320,544	2,545,484	616,059	1,929,425
Boston	2,983,564	797,546	2,186,018	386,678	1,799,340
Chicago	1,459,587	586,799	872,788	269,367	603,421
Miami	749,950	220,991	528,959	173,645	355,314
Houston	346,348	124,012	222,336	55,612	166,724
San Francisco	560,963	251,455	309,508	148,820	160,688
Las Vegas-Reno	480,752	243,355	237,397	98,410	138,987
Providence-Newport	144,858	98,443	46,415	3,024	43,391
Dallas-Fort Worth	327,124	193,711	133,413	95,440	37,973
Seattle	139,825	95,730	44,095	17,378	26,717
Philadelphia	69,373	39,605	29,768	20,824	8,944
Nashville	1,904	12,642	(10,738)	2,331	(13,069)
Total	$15,166,035	$5,119,152	$10,046,883	$2,824,686	$7,222,197

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$7,222,197
Fixed wireless, non-market specific
Other expenses	(537,530)
Depreciation and amortization	(4,618,374)
Shared wireless infrastructure, net	(8,049,273)
Corporate	(6,791,634)
Other income (expense)	(129,799)
Net loss	$(12,904,413)

Six months ended June 30, 2013

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$4,116,805	$1,013,262	$3,103,543	$791,220	$2,312,323
Boston	3,297,685	686,364	2,611,321	460,028	2,151,293
New York	3,825,913	1,233,167	2,592,746	708,332	1,884,414
Chicago	1,733,214	571,504	1,161,710	226,925	934,785
Miami	768,063	204,653	563,410	169,876	393,534
Las Vegas-Reno	662,062	272,638	389,424	97,825	291,599
San Francisco	622,673	214,117	408,556	203,000	205,556
Houston	233,239	78,300	154,939	42,928	112,011
Providence-Newport	241,096	98,843	142,253	37,200	105,053
Seattle	230,739	92,384	138,355	63,099	75,256
Philadelphia	79,992	37,348	42,644	37,810	4,834
Dallas-Fort Worth	333,700	188,821	144,879	141,797	3,082
Nashville	11,233	27,791	(16,558)	7,107	(23,665)
Total	$16,156,414	$4,719,192	$11,437,222	$2,987,147	$8,450,075

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$8,450,075
Fixed wireless, non-market specific
Other expenses	(510,777)
Depreciation and amortization	(5,656,588)
Shared wireless infrastructure, net	(7,649,075)
Corporate	(7,393,646)
Other income (expense)	902,555
Net loss	$(11,857,456)

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

In June 2013, we entered into the Wi-Fi service agreement with a major cable operator (the “Cable Operator”). The Wi-Fi Agreement provides leased access to certain access points, primarily within New York City and Bergen County, New Jersey. The Cable Operator has a limited right to expand access in other markets. The term of the Wi-Fi Agreement is for an initial three year period, and provides for automatic renewals for two additional one year periods.

Supplemental Segment Information

Operating information about each segment in accordance with GAAP is disclosed in Note 13 of the financial statements. In addition, we use other non-GAAP measurements to assess the operating performance of each segment. These non-GAAP financial measures are commonly used by investors, financial analysts, and rating agencies. Management believes that these non-GAAP financial measures should be available so that investors have the same data that management employs in assessing our overall operations.

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

Net Cash Flow is another commonly used non-GAAP financial measure. Net Cash Flow is defined as Adjusted EBITDA less capital expenditures.

Three months ended June 30, 2014

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$1,149,348	$(4,152,203)	$(3,328,633)	$(6,331,488)
Depreciation and amortization	2,080,501	977,960	222,601	3,281,062
Stock-based compensation	-	-	262,764	262,764
Loss on non-monetary transactions	67,833	-	-	67,833
Deferred rent	38,742	61,192	(8,807)	91,127
Non-recurring expenses, primarily acquisition- related	-	-	91,359	91,359
Adjusted EBITDA	3,336,424	(3,113,051)	(2,760,716)	(2,537,343)
Less: Capital expenditures	1,403,404	490,399	204,334	2,098,137
Net Cash Flow	$1,933,020	$(3,603,450)	$(2,965,050)	$(4,635,480)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(2,537,343)
Depreciation and amortization	(3,281,062)
Stock-based compensation	(262,764)
Loss on non-monetary transactions	(67,833)
Deferred rent	(91,127)
Non-recurring expenses, primarily acquisition-related	(91,359)
Operating Income (Loss)	(6,331,488)
Interest expense, net	(59,488)
Other income (expense), net	(3,630)
Net loss	$(6,394,606)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(4,635,480)
Capital expenditures	2,098,137
Non-recurring expenses, primarily acquisition-related	(91,359)
Changes in operating assets and liabilities, net	1,003,909
Other, net	(23,948)
Net cash used in operating activities	$(1,648,741)

Three months ended June 30, 2013

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$1,060,119	$(3,902,278)	$(3,389,333)	$(6,231,492)
Depreciation and amortization	2,836,979	911,325	187,522	3,935,826
Stock-based compensation	-	-	270,895	270,895
Loss on property and equipment	14,874	2,310	-	17,184
Loss on non-monetary transactions	64,974	-	-	64,974
Non-recurring expenses, primarily acquisition-related	-	-	47,415	47,415
Adjusted EBITDA	3,976,946	(2,988,643)	(2,883,501)	(1,895,198)
Less: Capital expenditures	1,028,311	232,819	46,033	1,307,163
Net Cash Flow	$2,948,635	$(3,221,462)	$(2,929,534)	$(3,202,361)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(1,895,198)
Depreciation and amortization	(3,935,826)
Stock-based compensation	(270,895)
Loss on property and equipment	(17,184)
Loss on non-monetary transactions	(64,974)
Non-recurring expenses, primarily acquisition-related	(47,415)
Operating Income (Loss)	(6,231,492)
Interest expense, net	(58,670)
Gain on business acquisition	62,642
Other income (expense), net	(3,630)
Net loss	$(6,231,150)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(3,202,361)
Capital expenditures	1,307,163
Non-recurring expenses, primarily acquisition-related	(47,415)
Changes in operating assets and liabilities, net	(266,373)
Other, net	(96,216)
Net cash used in operating activities	$(2,305,202)

     Six Months Ended June 30, 2014

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$2,158,231	$(8,141,211)	$(6,791,634)	$(12,774,614)
Depreciation and amortization	4,618,374	1,918,898	439,205	6,976,477
Stock-based compensation	-	-	555,034	555,034
Loss on non-monetary transactions	135,401	-	-	135,401
Deferred rent	45,496	134,007	(17,613)	161,890
Non-recurring expenses, primarily acquisition-related	-	-	91,359	91,359
Adjusted EBITDA	6,957,502	(6,088,306)	(5,723,649)	(4,854,453)
Less: Capital expenditures	2,889,854	1,428,452	317,188	4,635,494
Net Cash Flow	$4,067,648	$(7,516,758)	$(6,040,837)	$(9,489,947)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(4,854,453)
Depreciation and amortization	(6,976,477)
Stock-based compensation	(555,034)
Loss on non-monetary transactions	(135,401)
Deferred rent	(161,890)
Non-recurring expenses, primarily acquisition-related	(91,359)
Operating Income (Loss)	(12,774,614)
Interest expense, net	(122,539)
Other income (expense), net	(7,260)
Net loss	$(12,904,413)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(9,489,947)
Capital expenditures	4,635,494
Non-recurring expenses, primarily acquisition-related	(91,359)
Changes in operating assets and liabilities, net	(1,643,855)
Other, net	(148,200)
Net cash used in operating activities	$(6,737,867)

Six Months Ended June 30, 2013

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$2,374,188	$(7,740,553)	$(7,393,646)	$(12,760,011)
Depreciation and amortization	5,656,588	1,775,437	374,888	7,806,913
Stock-based compensation	-	-	667,376	667,376
Loss on property and equipment	54,101	5,034	-	59,135
Loss on non-monetary transactions	142,158	-	-	142,158
Non-recurring expenses, primarily acquisition-related	-	-	112,815	112,815
Adjusted EBITDA	8,227,035	(5,960,082)	(6,238,567)	(3,971,614)
Less: Capital expenditures	2,115,783	369,019	149,326	2,634,128
Net Cash Flow	$6,111,252	$(6,329,101)	$(6,387,893)	$(6,605,742)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(3,971,614)
Depreciation and amortization	(7,806,913)
Stock-based compensation	(667,376)
Loss on property and equipment	(59,135)
Loss on non-monetary transactions	(142,158)
Non-recurring expenses, primarily acquisition-related	(112,815)
Operating Income (Loss)	(12,760,011)
Interest expense, net	(94,284)
Gain on business acquisition	1,004,099
Other income (expense), net	(7,260)
Net loss	$(11,857,456)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(6,605,742)
Capital expenditures	2,634,128
Non-recurring expenses, primarily acquisition-related	(112,815)
Changes in operating assets and liabilities, net	(2,401,916)
Other, net	(241,582)
Net cash used in operating activities	$(6,727,927)

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues. Revenues totaled $8,264,848 during the three months ended June 30, 2014 compared to $8,212,175 during the three months ended June 30, 2013 representing an increase of $52,673, or 1%. Revenues for the Fixed Wireless segment totaled $7,572,447 during the three months ended June 30, 2014 compared to $8,061,156 during the three months ended June 30, 2013 representing a decrease of $488,709, or 6%. The decrease principally resulted from an 8% decrease in monthly recurring billings which can be attributed, in part, to a lower number of sales personnel. Revenues for the Shared Wireless segment totaled $738,370 during the three months ended June 30, 2014 compared to $196,508 during the three months ended June 30, 2013 representing an increase of $541,862, or greater than 100%. The increase was exclusively related to higher revenues generated through a large cable company customer contract.

Average revenue per user (“ARPU”) for the Fixed Wireless segment totaled $760 as of June 30, 2014 compared to $740 as of June 30, 2013 representing an increase of $20, or 3%. The increase in ARPU primarily related to customers upgrading to higher bandwidth service which generates higher monthly recurring revenue. ARPU for new customers totaled $626 during the three months ended June 30, 2014 compared to $640 during the three months ended June 30, 2013 representing a decrease of $14, or 2%.

Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.71% during the three months ended June 30, 2014 compared to 2.34% during the three months ended June 30, 2013. Our goal is to maintain churn levels between 1.40% and 1.70% which we believe is below industry averages of approximately 2.00%. Churn levels can fluctuate from quarter to quarter depending upon whether customers move to a location not serviced by the Company, go out of business, or a myriad of other reasons. We believe that the improved results for the 2014 period reflects the efforts of our recently formed customer retention department which has adopted an active communications program with our customers to identify, address and mitigate any potential service issues with our customers. Churn elevated to 2.04% during the twelve months ended March 31, 2014 but averaged 1.71% during the thirty six months ended June 30, 2014.

Cost of Revenues.    Cost of revenues totaled $6,101,913 during the three months ended June 30, 2014 compared to $5,166,287 during the three months ended June 30, 2013 representing an increase of $935,626, or 18%. On a consolidated basis, higher rent expense represented approximately 100% of the increase with rents for PoPs for the fixed wireless segment increasing by approximately $202,000 and rents for street level rooftops for the shared wireless segment increasing by approximately $744,000. On a consolidated basis, gross margin was 26% for the three months ended June 30, 2014 as compared to 37% for the three months ended June 30, 2013 representing a decrease of 11 percentage points with the shared wireless and fixed wireless segments accounting for 9 and 2 of the percentage point decreases, respectively. On a per market basis, approximately $675,000, or 72%, of the increase in cost of revenues occurred in our New York City market which is the second largest market for our fixed wireless segment and where approximately 60% of the street level rooftops for our shared wireless segment are located. Lease agreements for our PoPs and street level rooftops generally include escalators averaging two to three percent annually. Other cost of revenues, including bandwidth and customer network costs totaled $704,168 during the three months ended June 30, 2014 as compared to $715,317 during the three months ended June 30, 2013 representing a decrease of $11,149, or 2%.

Depreciation and Amortization.    Depreciation and amortization totaled $3,281,062 during the three months ended June 30, 2014 compared to $3,935,826 during the three months ended June 30, 2013 representing a decrease of $654,764, or 17%. Depreciation expense totaled $3,173,255 during the three months ended June 30, 2014 compared to $3,117,847 during the three months ended June 30, 2013 representing an increase of $55,408, or 2%.

Amortization expense totaled $107,807 during the three months ended June 30, 2014 compared to $817,979 during the three months ended June 30, 2013 representing a decrease of $710,172, or 87%. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods. The decrease was related to two acquisitions which had almost no amortization in the 2014 period but full amortization in the 2013 period. We recognized zero and $232,953 of amortization expense in the 2014 and 2013 periods, respectively, related to intangible assets associated with One Velocity Inc. (“One Velocity”) which became fully amortized in November 2013. In addition, we recognized $9,739 and $486,958 of amortization expense in the 2014 and 2013 periods, respectively, related to intangible assets associated with Color Broadband Communications (“Color Broadband”) which became fully amortized in April 2014.

Customer Support Services.    Customer support services totaled $1,147,275 during the three months ended June 30, 2014 compared to $1,181,717 during the three months ended June 30, 2013 representing a decrease of $34,442, or 3%. The decrease was primarily related to lower payroll costs as average headcount totaled 69 during the 2014 period as compared to 70 during the 2013 period.

Sales and Marketing. Sales and marketing expenses totaled $1,399,089 during the three months ended June 30, 2014 compared to $1,523,804 during the three months ended June 30, 2013 representing a decrease of $124,715, or 8%. Compensation related costs, including sales commissions, totaled $966,373 during the 2014 period as compared to $1,142,723 during the 2013 period representing a decrease of $176,350, or 15%. Average headcount totaled 44 during the 2014 period compared to 49 during the 2013 period representing a decrease of 5, or 10%. Advertising costs totaled $289,236 during the 2014 period as compared to $244,844 during the 2013 period representing an increase of $44,392, or 18%.

General and Administrative. General and administrative expenses totaled $2,666,997 during the three months ended June 30, 2014 compared to $2,636,033 during the three months ended June 30, 2013 representing an increase of $30,964, or 1%. Payroll costs totaled $1,019,296 during the 2014 period compared to $936,535 during the 2013 period representing an increase of $82,761, or 9%. Professional services costs totaled $252,327 during the 2014 period compared to $301,236 during the 2013 period representing a decrease of $48,909, or 16%. The decrease primarily related to higher legal fees for FCC matters during the 2013 period. Facilities expense totaled $105,079 during the 2014 period compared to $144,850 during the 2013 period representing a decrease of $39,771, or 27%. The Company consolidated its corporate offices from two buildings to one building which has lowered its facilities costs. Insurance expense totaled $113,721 during the 2014 period compared to $69,374 during the 2013 period representing an increase of $44,347, or 64%. The increase primarily related to higher workers' compensation premiums.

     Interest Expense, Net.    Interest expense, net totaled $59,488 during the three months ended June 30, 2014 compared to $58,670 during the three months ended June 30, 2013 representing an increase of $818, or 1%.

Gain on Business Acquisition.    There was no gain on business acquisition during the three months ended June 30, 2014 compared to $62,642 during the three months ended June 30, 2013.  The gain recognized in the 2013 period represented the final purchase price adjustment related to the acquisition of Delos in February 2013. The final, adjusted gain totaled $1,004,099. The challenging economic environment during 2012 made it difficult for smaller companies like Delos to raise sufficient capital to sustain their growth. As a result, we were able to acquire the customer relationships and wireless network of Delos at a discounted price.

Net Loss.    Net loss totaled $6,394,606 during the three months ended June 30, 2014 compared to $6,231,150 during the three months ended June 30, 2013 representing an increase of $163,456, or 3%. Revenues increased by $52,673, or 1%, while operating expenses increased by $152,669, or 1%. In addition, non-operating expense totaled $63,118 during the three months ended June 30, 2014 compared with non-operating income of $342 during the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues. Revenues totaled $16,644,754 during the six months ended June 30, 2014 compared to $16,511,398 during the six months ended June 30, 2013 representing an increase of $133,356, or 1%. Revenues for the Fixed Wireless segment totaled $15,257,973 during the six months ended June 30, 2014 compared to $16,247,892 during the six months ended June 30, 2013 representing a decrease of $989,919, or 6%.   The decrease principally resulted from a 6% decrease in monthly recurring billings which can be attributed, in part, to a lower number of sales personnel. Revenues for the Shared Wireless segment totaled $1,478,719 during the six months ended June 30, 2014 compared to $354,984 during the six months ended June 30, 2013 representing an increase of $1,123,735, or greater than 100%. The increase was primarily related to higher revenues generated through a large cable company customer contract.

Cost of Revenues.    Cost of revenues totaled $11,957,856 during the six months ended June 30, 2014 compared to $10,147,593 during the six months ended June 30, 2013 representing an increase of $1,810,263, or 18%. On a consolidated basis, higher rent expense represented approximately 100% of the increase with rents for PoPs for the fixed wireless segment increasing by approximately $412,000 and rents for street level rooftops for the shared wireless segment increasing by approximately $1,459,000. On a consolidated basis, gross margin was 28% for the six months ended June 30, 2014 as compared to 39% for the six months ended June 30, 2013 representing a decrease of 11 percentage points with the shared wireless and fixed wireless segments accounting for 9 and 2 of the percentage point decreases, respectively. On a per market basis, approximately $1,265,000, or 70%, of the increase in cost of revenues occurred in our New York City market which is the second largest market for our fixed wireless segment and where approximately 60% of the street level rooftops for our shared wireless segment are located. Lease agreements for our PoPs and street level rooftops generally include escalators averaging two to three percent annually. Other cost of revenues, including bandwidth and customer network costs totaled $1,411,225 during the six months ended June 30, 2014 as compared to $1,471,406 during the six months ended June 30, 2013 representing a decrease of $60,181, or 4%.

Depreciation and Amortization.    Depreciation and amortization totaled $6,976,477 during the six months ended June 30, 2014 compared to $7,806,913 during the six months ended June 30, 2013 representing a decrease of $830,436, or 11%. Depreciation expense totaled $6,283,644 during the six months ended June 30, 2014 compared to $6,236,334 during the six months ended June 30, 2013 representing an increase of $47,310, or 1%.

Amortization expense totaled $692,833 during the six months ended June 30, 2014 compared to $1,570,579 during the six months ended June 30, 2013 representing a decrease of $877,746 or 56%. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods. The decrease was related to two acquisitions which had partial or no amortization in the 2014 period but full amortization in the 2013 period. We recognized zero and $465,907 of amortization expense in the 2014 and 2013 periods, respectively, related to intangible assets associated with One Velocity which became fully amortized in November 2013. In addition, we recognized $496,697 and $973,915 of amortization expense in the 2014 and 2013 periods, respectively, related to intangible assets associated with Color Broadband which became fully amortized in April 2014. These decreases were partially offset by higher amortization expense associated with the Delos acquisition which was completed in February 2013, and for which $196,136 was recorded in the 2014 period compared to $130,757 in the 2013 period.

Customer Support Services.    Customer support services totaled $2,319,410 during the six months ended June 30, 2014 compared to $2,578,611 during the six months ended June 30, 2013 representing a decrease of $259,201, or 10%. The decrease was primarily related to lower payroll costs as average headcount decreased 9% to 67 during the 2014 period as compared to 74 during the 2013 period.

Sales and Marketing. Sales and marketing expenses totaled $2,820,688 during the six months ended June 30, 2014 compared to $2,964,660 during the six months ended June 30, 2013 representing a decrease of $143,972, or 5%. Compensation related costs, including sales commissions, totaled $1,939,921 during the 2014 period as compared to $2,173,244 during the 2013 period representing a decrease of $233,323, or 11%. Average headcount totaled 45 during the 2014 period compared to 49 during the 2013 period representing a decrease of 4, or 8%. Channel commissions totaled $199,858 during the 2014 period as compared to $179,004 during the 2013 period representing an increase of $20,854, or 12%. Advertising costs totaled $585,442 during the 2014 period as compared to $542,289 during the 2013 period representing an increase of $43,153, or 8%.

General and Administrative.  General and administrative expenses totaled $5,344,937 during the six months ended June 30, 2014 compared to $5,773,632 during the six months ended June 30, 2013 representing a decrease of $428,695 or 7%. Stock-based compensation totaled $555,034 during the 2014 period compared to $667,376 during the 2013 period representing a decrease of $112,342, or 17%. Stock-based compensation can fluctuate significantly from period to period depending on the timing, quantity and valuation of stock option grants. Professional services costs totaled $626,936 during the 2014 period compared to $749,162 during the 2013 period representing a decrease of $122,226, or 16%. The decrease partially related to higher legal fees for the shared wireless segment during the 2013 period, primarily related to our San Francisco network. Facilities expense totaled $203,162 during the 2014 period compared to $308,759 during the 2013 period representing a decrease of $105,597, or 34%. The Company consolidated its corporate offices from two buildings to one building which has lowered its facilities costs. Insurance expense totaled $234,269 during the 2014 period compared to $138,555 during the 2013 period representing an increase of $95,714, or 69%. The increase primarily related to higher workers' compensation premiums.

Interest Expense, Net.    Interest expense, net totaled $122,539 during the six months ended June 30, 2014 compared to $94,284 during the six months ended June 30, 2013 representing an increase of $28,255, or 30%.

Gain on Business Acquisition.    There was no gain on business acquisition during the six months ended June 30, 2014 compared to $1,004,099 during the six months ended June 30, 2013.  The gain recognized in the 2013 period related to the acquisition of Delos in February 2013. The challenging economic environment during 2012 made it difficult for smaller companies like Delos to raise sufficient capital to sustain their growth. As a result, we were able to acquire the customer relationships and wireless network of Delos at a discounted price.

Net Loss.    Net loss totaled $12,904,413 during the six months ended June 30, 2014 compared to $11,857,456 during the six months ended June 30, 2013 representing an increase of $1,046,957, or 9%. Revenues increased by $133,356, or 1%, while operating expenses increased by $147,959, or 1%. In addition, non-operating expense totaled $129,799 during the six months ended June 30, 2014 compared with non-operating income, primarily related to gain on business acquisition, of $902,555 during the six months ended June 30, 2013.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Changes in capital resources during the six months ended June 30, 2014 and 2013 are described below.

Net Cash Used in Operating Activities.    Net cash used in operating activities for the six months ended June 30, 2014 totaled $6,737,867 compared to $6,727,927 for the six months ended June 30, 2013 representing an increase of $9,940, or less than 1%. Cash used in operations for the six months ended June 30, 2014 totaled $5,094,012 as compared to $4,326,011 for the six months ended June, 30, 2013. Changes in operating assets and liabilities generally represent timing differences regarding payments and receipts, and are normally not indicative of operating results.  Changes in operating assets and liabilities used cash of $1,643,855 during the six months ended June 30, 2014 as compared to $2,401,916 for the six months ended June 30, 2013.

Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended June 30, 2014 totaled $3,764,156 compared to $2,450,492 for the six months ended June 30, 2013 representing an increase of $1,313,664, or 54%. Cash capital expenditures for the fixed wireless segment increased from $1,904,985 in the 2013 period to $2,615,952 in the 2014 period representing an increase of $710,967, or 37%. Cash capital expenditures for the shared wireless infrastructure segment increased from $180,007 in the 2013 period to $1,326,391 in the 2014 period representing an increase of $1,146,384 or greater than 100%. In addition, we received an incentive payment of $380,000 from our landlord in connection with entering a new lease agreement for our corporate offices. These funds were used to pay for qualified leasehold improvements to the facility. Finally, we paid cash of $225,000 for the acquisition of Delos in the 2013 period. There were no acquisitions in the 2014 period.

Net Cash (Used In) Provided by Financing Activities.  Net cash used in financing activities for the six months ended June 30, 2014 totaled $390,801 compared to net cash provided by financing activities of $30,413,729 for the six months ended June 30, 2013, representing a decrease of $30,804,530, or greater than 100%. The decrease was primarily related to net proceeds of $30,499,336 received in the first quarter of 2013 from the sale of 11,000,000 shares of our common stock at a public offering price of $3.00 per share.

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

Capital Resources.    As of June 30, 2014, we had cash and cash equivalents of $17,288,707 and working capital of $13,938,047. Based on our current operating activities and plans, we believe our capital resources at the end of June 30, 2014 will enable us to meet our anticipated cash requirements for at least the next twelve months.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of June 30, 2014:

	Payments due by period
	Total	2014	2015	2016	2017	2018	Thereafter
Capital leases	$2,487,957	$478,632	$908,344	$655,754	$391,305	$53,922	$-
Operating leases	66,055,427	10,429,485	19,226,692	17,782,036	12,039,856	4,513,665	2,063,693
Deferred payments	17,782	5,813	11,627	342	-	-	-
Other	364,246	242,831	121,415	-	-	-	-
Total	$68,925,412	$11,156,761	$20,268,078	$18,438,132	$12,431,161	$4,567,587	$2,063,693

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

Other. During the fourth quarter of 2013, we renewed a one year information technology infrastructure support agreement which became effective at the end of the first quarter of 2014. Payments of approximately $121,000 are due quarterly through the first quarter of 2015.

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

Recent Accounting Pronouncements. In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which requires an entity to recognize revenue representing the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive in exchange for those goods or services. ASU 2014-09 is intended to establish principles for reporting useful information to users of financial statements about the nature, amount, timing and uncertainty of revenues and cash flows arising from the entity’s contracts with customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. We are currently evaluating the effect that ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures.

In June 2014, FASB issued ASU No. 2014-12 (“ASU 2014-12”), “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which requires a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. ASU 2014-12 states that the performance target should not be reflected in estimating the grant date fair value of the award. ASU 2014-12 clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the periods for which the requisite service has already been rendered. The new standard is effective for us on January 1, 2016. We do not expect adoption of ASU 2014-12 to have a significant impact on our condensed consolidated financial statements.

Off-Balance Sheet Arrangements.    We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as ‘‘Special Purposes Entities.’’

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Market risk is the potential loss arising from adverse changes in market rates and prices.  Our primary market risk relates to interest rates.  At June 30, 2014, all cash and cash equivalents are immediately available cash balances.  A portion of our cash and cash equivalents are held in institutional money market funds.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: August 11, 2014	By:	/s/ Jeffrey M. Thompson

Jeffrey M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

By:		/s/ Joseph P. Hernon

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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) related notes to these financial statements.