Form 10-Q
period 2014-09-30
TOWERSTREAM CORP
filed 2014-11-10
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission file number 001-33449

TOWERSTREAM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8259086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

88 Silva Lane
Middletown, Rhode Island	02842
(Address of principal executive offices)	(Zip Code)

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

As of November 6, 2014, there were 66,650,752 shares of common stock, par value $0.001 per share, outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2014 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16-28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	29

Item 4.	Controls and Procedures.	29

Part II	OTHER INFORMATION

Item 1A.	Risk Factors.	30

Item 6.	Exhibits.	31

i

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$11,890,770	$28,181,531
Accounts receivable, net	1,046,736	611,548
Prepaid expenses and other current assets	1,431,720	925,587
Total Current Assets	14,369,226	29,718,666

Property and equipment, net	35,382,147	38,484,858

Intangible assets, net	2,297,926	3,088,827
Goodwill	1,674,281	1,674,281
Other assets	1,751,100	1,950,835
Total Assets	$55,474,680	$74,917,467

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$603,937	$1,241,743
Accrued expenses	2,229,030	2,532,679
Deferred revenues	1,263,456	1,396,780
Current maturities of capital lease obligations	775,817	783,051
Other	54,340	67,255
Total Current Liabilities	4,926,580	6,021,508

Long-Term Liabilities
Capital lease obligations, net of current maturities	1,249,126	1,805,336
Other	1,596,477	996,682
Total Long-Term Liabilities	2,845,603	2,802,018
Total Liabilities	7,772,183	8,823,526

Commitments (Note 12)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 95,000,000 shares authorized; 66,650,752 and 66,424,561 shares issued and outstanding, respectively	66,651	66,425
Additional paid-in-capital	154,938,511	154,171,695
Accumulated deficit	(107,302,665)	(88,144,179)
Total Stockholders' Equity	47,702,497	66,093,941
Total Liabilities and Stockholders' Equity	$55,474,680	$74,917,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$8,301,604	$8,400,664	$24,946,358	$24,912,061

Operating Expenses
Cost of revenues (exclusive of depreciation)	6,210,920	5,444,298	18,168,776	15,591,890
Depreciation and amortization	3,318,395	3,846,644	10,294,872	11,653,557
Customer support services	1,244,161	1,221,076	3,563,571	3,799,687
Sales and marketing	1,353,015	1,368,628	4,173,703	4,333,288
General and administrative	2,381,586	2,600,168	7,726,523	8,373,800
Total Operating Expenses	14,508,077	14,480,814	43,927,445	43,752,222
Operating Loss	(6,206,473)	(6,080,150)	(18,981,087)	(18,840,161)
Other Income/(Expense)
Interest expense, net	(43,970)	(59,613)	(166,509)	(153,897)
Gain on business acquisition	-	-	-	1,004,099
Other income (expense), net	(3,630)	(3,630)	(10,890)	(10,890)
Total Other Income/(Expense)	(47,600)	(63,243)	(177,399)	839,312

Net Loss	$(6,254,073)	$(6,143,393)	$(19,158,486)	$(18,000,849)

Net loss per common share – basic and diluted	$(0.09)	$(0.09)	$(0.29)	$(0.28)
Weighted average common shares outstanding – basic and diluted	66,643,804	66,402,499	66,521,267	64,764,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Nine Months Ended September 30, 2014

	Common Stock
	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance at December 31, 2013	66,424,561	$66,425	$154,171,695	$(88,144,179)	$66,093,941
Cashless exercise of options	192,270	192	(192)	-	-
Issuance of common stock under employee stock purchase plan	18,921	19	35,740	-	35,759
Issuance of common stock upon vesting of restricted stock awards	15,000	15	(15)	-	-
Stock-based compensation for options	-	-	735,076	-	735,076
Fair value of options repurchased	-	-	(3,793)	-	(3,793)
Net loss	-	-	-	(19,158,486)	(19,158,486)
Balance at September 30, 2014	66,650,752	$66,651	$154,938,511	$(107,302,665)	$47,702,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(19,158,486)	$(18,000,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	192,000	70,000
Depreciation for property, plant and equipment	9,503,971	9,264,999
Amortization for customer based intangibles	790,901	2,388,558
Stock-based compensation	740,405	939,200
Gain on business acquisition	-	(1,004,099)
Loss on sale and disposition of property and equipment	-	81,824
Deferred rent	271,455	(86,820)
Changes in operating assets and liabilities:
Accounts receivable	(627,188)	(250,270)
Prepaid expenses and other current assets	(506,133)	(100,310)
Other assets	213,407	353,130
Accounts payable	(637,806)	(471,399)
Accrued expenses	(690,097)	(1,411,797)
Deferred revenues	(133,324)	(137,859)
Total Adjustments	9,117,591	9,635,157
Net Cash Used In Operating Activities	(10,040,895)	(8,365,692)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(5,981,608)	(3,896,628)
Lease incentive payment from landlord	380,000	-
Acquisition of a business, net of cash acquired	-	(222,942)
Proceeds from sale of property and equipment	-	14,779
Payments of security deposits	(13,672)	(39,154)
Deferred acquisition payments	(64,574)	(124,460)
Net Cash Used In Investing Activities	(5,679,854)	(4,268,405)

Cash Flows From Financing Activities
Payments on capital leases	(596,649)	(571,500)
Proceeds upon exercise of options	-	292,389
Issuance of common stock under employee stock purchase plan	30,430	55,623
Net proceeds from sale of common stock	-	30,499,336
Fair value of options repurchased	(3,793)	-
Net Cash (Used In) Provided By Financing Activities	(570,012)	30,275,848

Net (Decrease) Increase In Cash and Cash Equivalents	(16,290,761)	17,641,751

Cash and Cash Equivalents – Beginning	28,181,531	15,152,226
Cash and Cash Equivalents – Ending	$11,890,770	$32,793,977

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$187,653	$154,298
Taxes	$45,685	$34,072
Non-cash investing and financing activities:
Fair value of common stock issued in connection with an acquisition	$-	$951,256
Acquisition of property and equipment:
Under capital leases	$33,204	$80,894
Included in accrued expenses	$386,448	$780,254

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

       In June 2013, Hetnets entered into a Wi-Fi service agreement (the “Wi-Fi Agreement”) with a major cable operator (the “Cable Operator”). The Wi-Fi Agreement provides leased access to certain access points, primarily within New York City and Bergen County, New Jersey. The Cable Operator has a limited right to expand access in other Hetnets’ markets. The term of the Wi-Fi Agreement is for an initial three year period and provides for automatic annual renewals for two additional one year periods.

In August 2014, the Company executed a master licensing agreement ("MLA") with a carrier for small cell deployments. The MLA establishes the detailed terms and conditions under which individual orders are governed, and are generally designed to expedite the deployment process. The term of this agreement is for 25 years.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2014 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or for any future period.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of September 30, 2014, the Company had cash and cash equivalent balances of approximately $1,614,000 in excess of the federally insured limit of $250,000.

The Company also had approximately $10,023,000 invested in institutional money market funds. These funds are protected under the Securities Investor Protection Corporation, a nonprofit membership corporation which provides limited coverage up to $500,000.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning of period	$161,863	$162,678	$81,009	$190,109
Additions	75,000	10,000	192,000	70,000
Deductions	(30,995)	(39,552)	(67,141)	(126,983)
End of period	$205,868	$133,126	$205,868	$133,126

Business Acquisitions. Business combinations are accounted for using the acquisition method. The cost of an acquisition is measured as the fair value of the consideration transferred on the acquisition date.  When the Company acquires a business, it assesses the acquired assets and liabilities assumed for the appropriate classification and designation in accordance with the contractual terms, economic circumstances and pertinent conditions at the acquisition date. The excess of the total consideration transferred over the net identifiable assets acquired and liabilities assumed is recognized as goodwill.  If this consideration is lower than the fair value of the identifiable net assets acquired, the difference is recognized as a gain on business acquisition. Acquisition costs are expensed and included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

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

Intrinsic Value of Stock Options and Warrants. The Company calculates the intrinsic value of stock options and warrants as the difference between the closing price of the Company’s common stock at the end of the reporting period and the exercise price of the stock options and warrants.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Recent Accounting Pronouncements. In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which requires an entity to recognize revenue representing the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 is intended to establish principles for reporting useful information to users of financial statements about the nature, amount, timing and uncertainty of revenues and cash flows arising from the entity’s contracts with customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The Company is currently evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures.

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

In August 2014, the FASB issued ASU No. 2014–15 (“ASU 2014-15”), “Presentation of Financial Statements – Going Concern.”  ASU 2014-15 provides GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  ASU 2014-15 is the final version of Proposed ASU No. 2013–300 “Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption,” which has been deleted. The Company does not expect the adoption of ASU 2014–15 to have a significant impact on its condensed consolidated financial statements.

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

The Company incurred approximately $99,000 of third-party costs in connection with the Delos acquisition for the nine month ended September 30, 2013.  There were no third-party costs incurred by the Company in connection with the Delos acquisition for the three months ended September 30, 2013. These expenses are included in the general and administrative expenses in the Company’s condensed consolidated statements of operations.

Pro Forma Information

The following table reflects the unaudited pro forma consolidated results of operations had the acquisition taken place at the beginning of the 2013 period:

Nine Months Ended September 30, 2013

Revenues	$25,024,631
Amortization expense	2,453,937
Total operating expenses	43,924,201
Net loss	(18,060,258)
Basic net loss per share	$(0.28)

The pro forma information presented above does not purport to present what actual results would have been had the acquisition actually occurred at the beginning of 2013 and are not necessarily indicative of the operating results for any future period.

Note 4.    Property and Equipment

Property and equipment is comprised of:

	September 30, 2014	December 31, 2013
Network and base station equipment	$35,373,208	$32,233,262
Customer premise equipment	25,278,981	24,244,017
Shared wireless infrastructure	21,014,018	19,128,064
Information technology	4,586,445	4,417,869
Furniture, fixtures and other	1,667,978	1,661,567
Leasehold improvements	1,599,393	1,433,984
	89,520,023	83,118,763
Less: accumulated depreciation	54,137,876	44,633,905
Property and equipment, net	$35,382,147	$38,484,858

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	September 30, 2014	December 31, 2013
Network and base station equipment	$861,231	$828,027
Shared wireless infrastructure	1,216,142	1,216,142
Customer premise equipment	96,843	96,843
Information technology	1,860,028	1,860,028
	4,034,244	4,001,040
Less: accumulated depreciation	1,933,822	1,333,666
Property acquired through capital leases, net	$2,100,422	$2,667,374

Note 5. Intangible Assets

Intangible assets consist of the following:

	September 30, 2014	December 31, 2013
Goodwill	$1,674,281	$1,674,281

Customer relationships	$11,856,127	$11,856,127
Less: accumulated amortization of customer relationships	10,842,756	10,051,855
Customer relationships, net	1,013,371	1,804,272
FCC licenses	1,284,555	1,284,555
Intangible assets, net	$2,297,926	$3,088,827

Amortization expense for the three months ended September 30, 2014 and 2013 was $98,068 and $817,979, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 was $790,901 and $2,388,558, respectively. The customer contracts acquired in the Company’s acquisition of Delos are being amortized over a 50 month period ending April 2017. As of September 30, 2014, the remaining amortization period for the Delos acquisition was 31 months. Balances related to the Company’s other acquisitions have been fully amortized. Future amortization expense is as follows:

Remainder of 2014	$98,068
2015	392,272
2016	392,272
2017	130,759
$1,013,371

The Company’s licenses with the Federal Communications Commission (“FCC”) are not subject to amortization as they have an indefinite useful life.

Note 6. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2014	December 31, 2013
Payroll and related	$1,125,257	$937,624
Property and equipment	386,448	867,311
Professional services	302,095	186,917
Other	187,811	293,402
Network	149,164	138,684
Marketing	78,255	108,741
Total	$2,229,030	$2,532,679

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Network represents costs incurred to provide services to the Company’s customers including tower rentals, bandwidth, troubleshooting and gear removal.

Note 7.    Other Liabilities

Other liabilities consist of the following:

	September 30, 2014	December 31, 2013
Current
Deferred rent	$43,351	$-
Deferred acquisition payments	10,989	67,255
Total	$54,340	$67,255
Long-Term
Deferred rent	$1,270,464	$662,361
Deferred acquisition payments	3,208	11,516
Deferred taxes	322,805	322,805
Total	$1,596,477	$996,682

Deferred acquisition payments related to Delos totaled $14,197 at September 30, 2014 and bear interest at a rate of 7%. In May 2014, the Company made its last deferred acquisition payment of $16,630 related to the acquisition of Pipeline Wireless LLC.

Note 8. Stock Options and Warrants

Stock Options

The Company uses the Black-Scholes option pricing model on the date of grant to value options issued to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. Stock compensation expense and the weighted average assumptions used to calculate the fair values of stock options granted during the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	1.7%-1.8%	1.9%	1.6%-1.8%	0.8%-1.9%
Expected volatility	59%	68%	47%-59%	65%-68%
Expected life (in years)	5.3	6	5.3	5-6.5
Expected dividend yield	-	-	-	-
Weighted average per share grant date fair value	$0.75	$1.42	$0.80	$1.44
Stock-based compensation	$183,844	$253,813	$735,076	$885,116

The risk-free interest rate was based on rates established by the Federal Reserve. The Company’s expected volatility was based upon the historical volatility for its common stock. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. The dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future. Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized amount of stock options expense totaled $1,113,205 as of September 30, 2014 which will be recognized over a weighted-average period of 1.7 years.

Option transactions under the stock option plans during the nine months ended September 30, 2014 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of December 31, 2013	4,055,016	$2.70
Granted during 2014	372,073	$1.70
Exercised	(340,906)	$0.74
Forfeited /expired	(184,869)	$2.51
Outstanding as of September 30, 2014	3,901,314	$2.78
Exercisable as of September 30, 2014	2,882,066	$2.69

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In June 2014, the Company made its annual grant to the Board of Directors consisting of 200,000 options with an exercise price of $1.93 vesting monthly through June 2015.

In July 2014, the Company granted to its two executive officers 47,073 options with an exercise price of $1.67 vesting monthly over a two year period.

In September 2014, the Company granted to its two executive officers 125,000 options with an exercise price of $1.34 vesting quarterly over a two year period.

A total of 340,906 options were exercised on a cashless basis during the nine months ended September 30, 2014 resulting in the net issuance of 192,270 shares. There were no other options exercised during the nine months ended September 30, 2014.

Cancellations for the three and nine months ended September 30, 2014 were 74,064 and 184,869, respectively. Cancellations related to employee terminations except for 14,250 options which were repurchased during the nine months ended September 30, 2014.

The weighted average remaining contractual life of the outstanding options as of September 30, 2014 was 5.8 years.

The intrinsic value of outstanding and exercisable options totaled $196,892 and $179,392 respectively, as of September 30, 2014.

Stock Warrants

There were 450,000 warrants outstanding and exercisable at September 30, 2014 and December 31, 2013 with an exercise price of $5.00 and an expiration date in July 2016.

       The warrants had no intrinsic value at September 30, 2014.

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

Note 9. Employee Stock Purchase Plan

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum of 200,000 shares of common stock can be issued under the ESPP Plan of which 105,543 shares have been issued to date and 94,457 shares are available for future issuance. During the three and nine months ended September 30, 2014, a total of 6,948 and 18,921 shares were issued under the ESPP Plan with a fair value of $10,283 and $35,759, respectively. The Company recognized $1,529 and $5,329 of stock-based compensation related to the 15% discount for the three and nine months ended September 30, 2014, respectively. The Company recognized $3,236 and $9,759 of stock-based compensation related to the 15% discount for the three and nine months ended September 30, 2013, respectively.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the nine months ended September 30, 2014.

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2014	$11,890,770	$11,890,770	$-	$-
December 31, 2013	$28,181,531	$28,181,531	$-	$-

Note 11.    Net Loss Per Common Share

        Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise or issuance of these common stock equivalents outstanding at September 30, 2014 would dilute earnings per share if the Company becomes profitable in the future. The exercise of the outstanding stock options and warrants could potentially generate proceeds up to approximately $13 million if exercised by the holder for cash.

Stock options	3,901,314
Warrants	450,000
Total	4,351,314

Note 12.    Commitments

Operating Lease Obligations

The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through August 2023. Certain of these operating leases include extensions, at the Company's option, for additional terms ranging from 1 to 25 years. Amounts associated with the extension periods have not been included in the table below as it is not presently determinable which options, if any, the Company will elect to exercise. As of September 30, 2014, total future operating lease obligations were as follows:

Remainder of 2014	$5,182,797
2015	19,758,856
2016	18,300,039
2017	12,639,857
2018	5,160,998
Thereafter	2,779,175
$63,821,722

Rent expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Points of Presence	$1,939,574	$1,767,441	$5,732,922	$5,108,347
Street level rooftops	3,359,804	2,707,304	9,752,720	7,757,206
Corporate offices	84,109	121,518	252,328	366,794
Other	88,211	102,039	273,928	327,268
	$5,471,698	$4,698,302	$16,011,898	$13,559,615

Rent expenses related to Points of Presence, street level rooftops and other were included in cost of revenues in the Company’s condensed consolidated statements of operations. Rent expense related to corporate offices was included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Capital Lease Obligations

The Company has entered into capital leases to acquire property and equipment expiring through March 2018. As of September 30, 2014, total future capital lease obligations were as follows:

Remainder of 2014	$238,464
2015	921,437
2016	668,847
2017	401,125
2018	53,922
$2,283,795
Less: Interest expense	258,852
Total capital lease obligations	$2,024,943
Current	$775,817
Long-term	$1,249,126

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

     The balance of the Company’s operations is in the Corporate group which includes centralized operations. This group includes operations related to corporate overhead and centralized activities which support overall operations. Corporate overhead includes administrative personnel, including executive management, and other support functions such as information technology and facilities. Centralized operations include network operations, customer care, and the management of network assets. The Corporate group is treated as a separate segment consistent with how management monitors and analyzes financial results. Corporate costs are not allocated to the segments because such costs are managed and controlled on a functional basis that encompasses all markets with centralized, functional management held accountable for corporate results. Management also believes that not allocating these centralized costs provides a better reflection of the direct operating performance of each segment. The table below presents information about the Company’s operating segments:

	Three Months Ended September 30, 2014 (Unaudited)
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$7,553,609	$793,964	$-	$(45,969)	$8,301,604

Operating Expenses
Cost of revenues (exclusive of depreciation)	2,631,572	3,609,807	15,510	(45,969)	6,210,920
Depreciation and amortization	1,980,519	1,013,693	324,183	-	3,318,395
Customer support services	342,288	147,379	754,494	-	1,244,161
Sales and marketing	1,239,446	38,261	75,308	-	1,353,015
General and administrative	63,686	163,125	2,154,775	-	2,381,586
Total Operating Expenses	6,257,511	4,972,265	3,324,270	(45,969)	14,508,077
Operating Income (Loss)	$1,296,098	$(4,178,301)	$(3,324,270)	$-	$(6,206,473)

Capital expenditures	$1,154,281	$589,883	$21,603	$-	$1,765,767

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended September 30, 2013 (Unaudited)
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$7,910,377	$535,936	$-	$(45,649)	$8,400,664

Operating Expenses
Cost of revenues (exclusive of depreciation)	2,510,278	2,956,914	22,755	(45,649)	5,444,298
Depreciation and amortization	2,754,675	857,739	234,230	-	3,846,644
Customer support services	339,206	208,491	673,379	-	1,221,076
Sales and marketing	1,206,125	80,956	81,547	-	1,368,628
General and administrative	126,256	151,561	2,322,351	-	2,600,168
Total Operating Expenses	6,936,540	4,255,661	3,334,262	(45,649)	14,480,814
Operating Income (Loss)	$973,837	$(3,719,725)	$(3,334,262)	$-	$(6,080,150)

Capital expenditures	$1,242,975	$680,324	$200,347	$-	$2,123,646

	Nine Months Ended September 30, 2014 (Unaudited)
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$22,811,582	$2,272,683	$-	$(137,907)	$24,946,358

Operating Expenses
Cost of revenues (exclusive of depreciation)	7,750,725	10,512,098	43,860	(137,907)	18,168,776
Depreciation and amortization	6,598,893	2,932,592	763,387	-	10,294,872
Customer support services	878,764	502,342	2,182,465	-	3,563,571
Sales and marketing	3,754,707	177,874	241,122	-	4,173,703
General and administrative	374,164	467,290	6,885,069	-	7,726,523
Total Operating Expenses	19,357,253	14,592,196	10,115,903	(137,907)	43,927,445
Operating Income (Loss)	$3,454,329	$(12,319,513)	$(10,115,903)	$-	$(18,981,087)

Capital expenditures	$4,044,135	$2,018,334	$338,791	$-	$6,401,260

As of September 30, 2014
Property and equipment, net	$21,340,927	$11,753,330	$2,287,890	$-	$35,382,147
Total assets	$26,293,518	$14,232,594	$14,948,568	$-	$55,474,680

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Nine Months Ended September 30, 2013 (Unaudited)
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$24,158,268	$890,920	$-	$(137,127)	$24,912,061

Operating Expenses
Cost of revenues (exclusive of depreciation)	7,229,469	8,404,925	94,623	(137,127)	15,591,890
Depreciation and amortization	8,411,263	2,633,176	609,118	-	11,653,557
Customer support services	900,349	587,389	2,311,949	-	3,799,687
Sales and marketing	3,825,299	239,213	268,776	-	4,333,288
General and administrative	443,863	486,495	7,443,442	-	8,373,800
Total Operating Expenses	20,810,243	12,351,198	10,727,908	(137,127)	43,752,222
Operating Income (Loss)	$3,348,025	$(11,460,278)	$(10,727,908)	$-	$(18,840,161)

Capital expenditures	$3,358,758	$1,049,344	$349,674	$-	$4,757,776

As of September 30, 2013
Property and equipment, net	$23,870,843	$12,439,779	$1,875,461	$-	$38,186,083
Total assets	$30,590,803	$14,881,500	$34,776,782	$-	$80,249,085

Note 14. Subsequent Events

   In October 2014, the Company entered into a loan agreement (the “Loan Agreement”) with Melody Business Finance, LLC (the “Lender”). The Lender will provide the Company with a five-year $35 million secured term loan (the “Financing”). Pursuant to the terms of the Loan Agreement, the loan bears interest at a rate equal to the greater of (i) the sum of the most recently effective one month Libor as in effect on each payment date plus 7% or (ii) 8% per annum, and additional paid in kind (“PIK”), or deferred, interest that shall accrue at 4% per annum.

The aggregate principal amount outstanding plus all accrued and unpaid interest is due in October 2019. The Company has the option of making principal payments (i) on or before October 16, 2016 (the “Second Anniversary”) but only for the full amount outstanding and (ii) after the Second Anniversary in minimum amount(s) of $5 million.

   In connection with the Loan Agreement and pursuant to a Warrant and Registration Rights Agreement, the Company issued warrants (the “Warrants”) to purchase 3.6 million shares of common stock of which two-thirds have an exercise price of $1.26 and one-third have an exercise price of $0.01, subject to standard antidilution provisions. The Warrants have a term of seven and a half years. The Company has agreed to include the shares of common stock underlying the Warrants in a registration statement that must be filed no later than the one year anniversary of the Loan Agreement. If, following the one year anniversary, the registration statement is not declared effective, the Company will pay the warrant holders liquidated damages in the aggregate amount of $5,000 per month, with maximum liquidated damages of $50,000, until the registration statement has become effective.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2014. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Market Information – Fixed Wireless

As of September 30, 2014, we operated in twelve metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. Although we provide services in multiple markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a Network Presence in a new market. These costs include building PoPs and Network Costs. Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period. We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model and the operating performance of our mature markets. Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

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

Three months ended September 30, 2014

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$2,016,888	$543,967	$1,472,921	$513,935	$958,986
New York	1,949,316	724,148	1,225,168	348,283	876,885
Boston	1,363,282	397,754	965,528	201,988	763,540
Chicago	722,474	298,883	423,591	111,998	311,593
Las-Vegas-Reno	338,417	126,312	212,105	1,114	210,991
Miami	357,315	116,987	240,328	50,620	189,708
Houston	178,249	71,171	107,078	10,050	97,028
Dallas-Fort Worth	155,612	96,015	59,597	19,545	40,052
San Francisco	270,055	125,070	144,985	105,417	39,568
Seattle	74,418	44,696	29,722	(3,434)	33,156
Providence-Newport	56,279	53,874	2,405	1,746	659
Philadelphia	25,335	32,695	(7,360)	4,246	(11,606)
Total	$7,507,640	$2,631,572	$4,876,068	$1,365,508	$3,510,560

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$3,510,560
Fixed wireless, non-market specific
Other expenses	(279,912)
Depreciation and amortization	(1,980,519)
Shared wireless infrastructure, net	(4,132,332)
Corporate	(3,324,270)
Other income (expense)	(47,600)
Net loss	$(6,254,073)

Three months ended September 30, 2013

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Boston	$1,632,918	$361,630	$1,271,288	$196,340	$1,074,948
Los Angeles	2,020,905	549,122	1,471,783	418,928	1,052,855
New York	1,914,892	635,865	1,279,027	293,841	985,186
Chicago	779,457	284,498	494,959	135,484	359,475
Miami	383,462	119,758	263,704	132,562	131,142
San Francisco	311,765	127,717	184,048	80,345	103,703
Las Vegas-Reno	251,167	127,045	124,122	51,798	72,324
Houston	153,727	65,566	88,161	22,746	65,415
Providence-Newport	115,246	49,954	65,292	11,472	53,820
Dallas-Fort Worth	174,095	101,718	72,377	64,619	7,758
Seattle	83,019	48,334	34,685	27,405	7,280
Nashville	4,902	15,359	(10,457)	1,804	(12,261)
Philadelphia	39,173	23,712	15,461	31,159	(15,698)
Total	$7,864,728	$2,510,278	$5,354,450	$1,468,503	$3,885,947

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$3,885,947
Fixed wireless, non-market specific
Other expenses	(203,084)
Depreciation and amortization	(2,754,675)
Shared wireless infrastructure, net	(3,674,076)
Corporate	(3,334,262)
Other income (expense)	(63,243)
Net loss	$(6,143,393)

Nine months ended September 30, 2014

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$6,052,647	$1,678,286	$4,374,361	$1,451,033	$2,923,328
New York	5,815,345	2,044,692	3,770,653	964,342	2,806,311
Boston	4,346,847	1,195,300	3,151,547	588,665	2,562,882
Chicago	2,182,059	885,682	1,296,377	381,365	915,012
Miami	1,107,265	337,978	769,287	224,265	545,022
Las-Vegas-Reno	819,169	369,667	449,502	99,524	349,978
Houston	524,596	195,183	329,413	65,662	263,751
San Francisco	831,018	376,525	454,493	254,237	200,256
Dallas-Fort Worth	482,736	289,727	193,009	114,985	78,024
Seattle	214,245	140,426	73,819	13,944	59,875
Providence-Newport	201,137	152,317	48,820	4,770	44,050
Philadelphia	94,708	72,300	22,408	25,070	(2,662)
Nashville	1,903	12,642	(10,739)	2,331	(13,070)
Total	$22,673,675	$7,750,725	$14,922,950	$4,190,193	$10,732,757

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$10,732,757
Fixed wireless, non-market specific
Other expenses	(817,442)
Depreciation and amortization	(6,598,893)
Shared wireless infrastructure, net	(12,181,606)
Corporate	(10,115,903)
Other income (expense)	(177,399)
Net loss	$(19,158,486)

Nine months ended September 30, 2013

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$6,137,710	$1,562,383	$4,575,327	$1,210,148	$3,365,179
Boston	4,930,604	1,047,995	3,882,609	656,367	3,226,242
New York	5,740,805	1,869,032	3,871,773	1,002,173	2,869,600
Chicago	2,512,670	856,002	1,656,668	362,409	1,294,259
Miami	1,151,525	324,411	827,114	302,437	524,677
Las Vegas-Reno	913,230	399,685	513,545	149,622	363,923
San Francisco	934,437	341,833	592,604	283,345	309,259
Houston	386,965	143,864	243,101	65,675	177,426
Providence-Newport	356,342	148,797	207,545	48,672	158,873
Seattle	313,758	140,719	173,039	90,503	82,536
Dallas-Fort Worth	507,795	290,537	217,258	206,418	10,840
Philadelphia	119,165	61,061	58,104	68,971	(10,867)
Nashville	16,135	43,150	(27,015)	8,910	(35,925)
Total	$24,021,141	$7,229,469	$16,791,672	$4,455,650	$12,336,022

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$12,336,022
Fixed wireless, non-market specific
Other expenses	(713,861)
Depreciation and amortization	(8,411,263)
Shared wireless infrastructure, net	(11,323,151)
Corporate	(10,727,908)
Other income (expense)	839,312
Net loss	$(18,000,849)

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

In June 2013, we entered into the Wi-Fi service agreement with a major cable operator (the “Cable Operator”). The Wi-Fi Agreement provides leased access to certain access points, primarily within New York City and Bergen County, New Jersey. The Cable Operator has a limited right to expand access in other markets. The term of the Wi-Fi Agreement is for an initial three year period and provides for automatic renewals for two additional one year periods.

In August 2014, we executed a master licensing agreement ("MLA") with a carrier for small cell deployments. The MLA establishes the detailed terms and conditions under which individual orders are governed, and are generally designed to expedite the deployment process. The term of this agreement is for 25 years.

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

Net Cash Flow is another commonly used non-GAAP financial measure. Net Cash Flow is defined as Adjusted EBITDA less capital expenditures.

Three months ended September 30, 2014

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$1,296,098	$(4,178,301)	$(3,324,270)	$(6,206,473)
Depreciation and amortization	1,980,519	1,013,693	324,183	3,318,395
Stock-based compensation	-	-	185,373	185,373
Loss on non-monetary transactions	67,833	-	-	67,833
Deferred rent	47,932	70,439	(8,807)	109,564
Adjusted EBITDA	3,392,382	(3,094,169)	(2,823,521)	(2,525,308)
Less: Capital expenditures	1,154,281	589,883	21,603	1,765,767
Net Cash Flow	$2,238,101	$(3,684,052)	$(2,845,124)	$(4,291,075)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(2,525,308)
Depreciation and amortization	(3,318,395)
Stock-based compensation	(185,373)
Loss on non-monetary transactions	(67,833)
Deferred rent	(109,564)
Operating Income (Loss)	(6,206,473)
Interest expense, net	(43,970)
Other income (expense), net	(3,630)
Net loss	$(6,254,073)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(4,291,075)
Capital expenditures	1,765,767
Changes in operating assets and liabilities, net	(737,288)
Other, net	(40,434)
Net cash used in operating activities	$(3,303,030)

Three months ended September 30, 2013

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$973,837	$(3,719,725)	$(3,334,262)	$(6,080,150)
Depreciation and amortization	2,754,675	857,739	234,230	3,846,644
Stock-based compensation	-	-	271,824	271,824
Loss on property and equipment	19,521	3,168	-	22,689
Loss on non-monetary transactions	62,394	-	-	62,394
Adjusted EBITDA	3,810,427	(2,858,818)	(2,828,208)	(1,876,599)
Less: Capital expenditures	1,242,975	680,324	200,347	2,123,646
Net Cash Flow	$2,567,452	$(3,539,142)	$(3,028,555)	$(4,000,245)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(1,876,599)
Depreciation and amortization	(3,846,644)
Stock-based compensation	(271,824)
Loss on property and equipment	(22,689)
Loss on non-monetary transactions	(62,394)
Operating Income (Loss)	(6,080,150)
Interest expense, net	(59,613)
Other income (expense), net	(3,630)
Net loss	$(6,143,393)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(4,000,245)
Capital expenditures	2,123,646
Changes in operating assets and liabilities, net	383,410
Other, net	(144,575)
Net cash used in operating activities	$(1,637,764)

     Nine Months Ended September 30, 2014

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$3,454,329	$(12,319,513)	$(10,115,903)	$(18,981,087)
Depreciation and amortization	6,598,893	2,932,592	763,387	10,294,872
Stock-based compensation	-	-	740,405	740,405
Loss on non-monetary transactions	203,231	-	-	203,231
Deferred rent	93,428	204,447	(26,420)	271,455
Non-recurring expenses, primarily acquisition-related	-	-	91,359	91,359
Adjusted EBITDA	10,349,881	(9,182,474)	(8,547,172)	(7,379,765)
Less: Capital expenditures	4,044,135	2,018,334	338,791	6,401,260
Net Cash Flow	$6,305,746	$(11,200,808)	$(8,885,963)	$(13,781,025)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(7,379,765)
Depreciation and amortization	(10,294,872)
Stock-based compensation	(740,405)
Loss on non-monetary transactions	(203,231)
Deferred rent	(271,455)
Non-recurring expenses, primarily acquisition-related	(91,359)
Operating Income (Loss)	(18,981,087)
Interest expense, net	(166,509)
Other income (expense), net	(10,890)
Net loss	$(19,158,486)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(13,781,025)
Capital expenditures	6,401,260
Non-recurring expenses, primarily acquisition-related	(91,359)
Changes in operating assets and liabilities, net	(2,381,141)
Other, net	(188,630)
Net cash used in operating activities	$(10,040,895)

Nine Months Ended September 30, 2013

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$3,348,025	$(11,460,278)	$(10,727,908)	$(18,840,161)
Depreciation and amortization	8,411,263	2,633,176	609,118	11,653,557
Stock-based compensation	-	-	939,200	939,200
Loss on property and equipment	73,622	8,202	-	81,824
Loss on non-monetary transactions	204,552	-	-	204,552
Non-recurring expenses, primarily acquisition-related	-	-	112,815	112,815
Adjusted EBITDA	12,037,462	(8,818,900)	(9,066,775)	(5,848,213)
Less: Capital expenditures	3,358,758	1,049,344	349,674	4,757,776
Net Cash Flow	$8,678,704	$(9,868,244)	$(9,416,449)	$(10,605,989)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(5,848,213)
Depreciation and amortization	(11,653,557)
Stock-based compensation	(939,200)
Loss on property and equipment	(81,824)
Loss on non-monetary transactions	(204,552)
Non-recurring expenses, primarily acquisition-related	(112,815)
Operating Income (Loss)	(18,840,161)
Interest expense, net	(153,897)
Gain on business acquisition	1,004,099
Other income (expense), net	(10,890)
Net loss	$(18,000,849)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(10,605,989)
Capital expenditures	4,757,776
Non-recurring expenses, primarily acquisition-related	(112,815)
Changes in operating assets and liabilities, net	(2,018,505)
Other, net	(386,159)
Net cash used in operating activities	$(8,365,692)

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues. Revenues totaled $8,301,604 during the three months ended September 30, 2014 compared to $8,400,664 during the three months ended September 30, 2013 representing a decrease of $99,060, or 1%. Revenues for the fixed wireless segment totaled $7,553,609 during the three months ended September 30, 2014 compared to $7,910,377 during the three months ended September 30, 2013 representing a decrease of $356,768, or 5%. The decrease principally related to a 7% decrease in the base of customers billed on a monthly recurring basis. New customer additions have been adversely impacted by a 15% decrease in the number of account executives during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, which we plan to address by opening a second sales center so that personnel can be recruited from an additional geographic area. Revenues for the shared wireless segment totaled $793,964 during the three months ended September 30, 2014 compared to $535,936 during the three months ended September 30, 2013 representing an increase of $258,028, or 48%. The increase was exclusively related to higher revenues generated through a large cable company customer contract.

Average revenue per user (“ARPU”) for the Fixed Wireless segment totaled $769 as of September 30, 2014 compared to $747 as of September 30, 2013 representing an increase of $22, or 3%. The increase in ARPU primarily related to customers upgrading to higher bandwidth service which generates higher monthly recurring revenue. ARPU for new customers totaled $651 during the three months ended September 30, 2014 compared to $648 during the three months ended September 30, 2013 representing an increase of $3, or less than 1%.

Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.69% during the three months ended September 30, 2014 compared to 1.71% during the three months ended September 30, 2013. Our goal is to maintain churn levels between 1.40% and 1.70% which we believe is below industry averages of approximately 2.00%. Churn levels can fluctuate from quarter to quarter depending upon whether customers move to a location not serviced by the Company, go out of business, or a myriad of other reasons.

Cost of Revenues.    Cost of revenues totaled $6,210,920 during the three months ended September 30, 2014 compared to $5,444,298 for the three months ended September 30, 2013 representing an increase of $766,622, or 14%. On a consolidated basis, higher rent expense represented approximately 113% of the increase with rents for PoPs for the fixed wireless segment increasing by approximately $194,000 and rents for street level rooftops for the shared wireless segment increasing by approximately $680,000. The number of street level rooftops for the shared wireless segment were approximately 20% higher at September 30, 2014 compared to September 30, 2013. On a consolidated basis, gross margin was 25% for the three months ended September 30, 2014 as compared to 35% for the three months ended September 30, 2013 representing a decrease of 10 percentage points with the shared wireless and fixed wireless segments accounting for 8 and 2 of the percentage point decreases, respectively. On a per market basis, approximately $697,000, or 91%, of the increase in cost of revenues occurred in our New York City market which is the second largest market for our fixed wireless segment and where approximately 63% of the street level rooftops for our shared wireless segment are located. Other cost of revenues, including bandwidth and customer network costs, totaled $713,767 during the three months ended September 30, 2014 as compared to $821,208 during the three months ended September 30, 2013 representing a decrease of $107,441, or 13%.

Depreciation and Amortization.    Depreciation and amortization totaled $3,318,395 during the three months ended September 30, 2014 compared to $3,846,644 during the three months ended September 30, 2013 representing a decrease of $528,249, or 14%. Depreciation expense totaled $3,220,327 during the three months ended September 30, 2014 compared to $3,028,665 during the three months ended September 30, 2013 representing an increase of $191,662, or 6%.

Amortization expense totaled $98,068 during the three months ended September 30, 2014 compared to $817,979 during the three months ended September 30, 2013 representing a decrease of $719,911, or 88%. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods. The decrease was related to two acquisitions which had no amortization in the 2014 period but full amortization in the 2013 period. We recognized zero and $232,953 of amortization expense in the 2014 and 2013 periods, respectively, related to intangible assets associated with One Velocity Inc. (“One Velocity”) which became fully amortized in November 2013. In addition, we recognized zero and $486,958 of amortization expense in the 2014 and 2013 periods, respectively, related to intangible assets associated with Color Broadband Communications (“Color Broadband”) which became fully amortized in April 2014.

Customer Support Services.    Customer support services totaled $1,244,161 during the three months ended September 30, 2014 compared to $1,221,076 during the three months ended September 30, 2013 representing an increase of $23,085, or 2%. The increase was primarily related to higher payroll costs as average headcount totaled 71 during the 2014 period as compared to 67 during the 2013 period.

Sales and Marketing. Sales and marketing expenses totaled $1,353,015 during the three months ended September 30, 2014 compared to $1,368,628 during the three months ended September 30, 2013 representing a decrease of $15,613, or 1%. Compensation related costs, including sales commissions, totaled $917,486 during the 2014 period as compared to $975,548 during the 2013 period representing a decrease of $58,062, or 6%. Average headcount totaled 38 during the 2014 period compared to 46 during the 2013 period representing a decrease of 8, or 17%. Advertising costs totaled $284,320 during the 2014 period as compared to $266,566 during the 2013 period representing an increase of $17,754, or 7%.

General and Administrative. General and administrative expenses totaled $2,381,586 during the three months ended September 30, 2014 compared to $2,600,168 during the three months ended September 30, 2013 representing a decrease of $218,582, or 8%. Stock-based compensation totaled $185,373 during the 2014 period compared to $271,824 during the 2013 period representing a decrease of $86,451, or 32%. Stock-based compensation can fluctuate significantly from period to period depending on the timing, quantity and valuation of stock option grants. Professional services costs totaled $260,245 during the 2014 period compared to $361,013 during the 2013 period representing a decrease of $100,768, or 28%. The decrease primarily related to higher legal fees for FCC matters during the 2013 period. Facilities expense totaled $103,008 during the 2014 period compared to $166,811 during the 2013 period representing a decrease of $63,803, or 38%. The Company consolidated its corporate offices from two buildings to one building which has lowered its facilities costs. Insurance expense totaled $112,184 during the 2014 period compared to $69,552 during the 2013 period representing an increase of $42,632, or 61%. The increase primarily related to higher workers' compensation premiums.

Interest Expense, Net.  Interest expense, net totaled $43,970 during the three months ended September 30, 2014 compared to $59,613 during the three months ended September 30, 2013 representing a decrease of $15,643, or 26%.

Net Loss.  Net loss totaled $6,254,073 during the three months ended September 30, 2014 compared to $6,143,393 during the three months ended September 30, 2013 representing an increase of $110,680, or 2%. Revenues decreased by $99,060, or 1%, while operating expenses increased by $27,263, or less than 1%. In addition, non-operating expense totaled $47,600 during the three months ended September 30, 2014 compared with non-operating expense of $63,243 during the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues. Revenues totaled $24,946,358 during the nine months ended September 30, 2014 compared to $24,912,061 during the nine months ended September 30, 2013 representing an increase of $34,297, or less than 1%. Revenues for the fixed wireless segment totaled $22,811,582 during the nine months ended September 30, 2014 compared to $24,158,268 during the nine months ended September 30, 2013 representing a decrease of $1,346,686, or 6%.   The decrease principally related to a 6% decrease in the base of customers billed on a monthly recurring basis. New customer additions have been adversely impacted by a 10% decrease in the number of account executives during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, which we plan to address by opening a second sales center so that personnel can be recruited from an additional geographic area. Revenues for the shared wireless segment totaled $2,272,683 during the nine months ended September 30, 2014 compared to $890,920 during the nine months ended September 30, 2013 representing an increase of $1,381,763, or greater than 100%. The increase was primarily related to higher revenues generated through a large cable company customer contract.

Cost of Revenues.    Cost of revenues totaled $18,168,776 during the nine months ended September 30, 2014 compared to $15,591,890 during the nine months ended September 30, 2013 representing an increase of $2,576,886, or 17%. On a consolidated basis, higher rent expense represented approximately 107% of the increase with rents for PoPs for the fixed wireless segment increasing by approximately $605,000 and rents for street level rooftops for the shared wireless segment increasing by approximately $2,139,000. The number of street level rooftops for the shared wireless segment were approximately 20% higher at September 30, 2014 compared to September 30, 2013. On a consolidated basis, gross margin was 27% for the nine months ended September 30, 2014 as compared to 37% for the nine months ended September 30, 2013 representing a decrease of 10 percentage points with the shared wireless and fixed wireless segments accounting for 8 and 2 of the percentage point decreases, respectively. On a per market basis, approximately $1,962,000, or 76%, of the increase in cost of revenues occurred in our New York City market which is the second largest market for our fixed wireless segment and where approximately 63% of the street level rooftops for our shared wireless segment are located. Other cost of revenues, including bandwidth and customer network costs, totaled $2,124,992 during the nine months ended September 30, 2014 as compared to $2,292,612 during the nine months ended September 30, 2013 representing a decrease of $167,620, or 7%.

Depreciation and Amortization.    Depreciation and amortization totaled $10,294,872 during the nine months ended September 30, 2014 compared to $11,653,557 during the nine months ended September 30, 2013 representing a decrease of $1,358,685 or 12%. Depreciation expense totaled $9,503,971 during the nine months ended September 30, 2014 compared to $9,264,999 during the nine months ended September 30, 2013 representing an increase of $238,972, or 3%.

Amortization expense totaled $790,901 during the nine months ended September 30, 2014 compared to $2,388,558 during the nine months ended September 30, 2013 representing a decrease of $1,597,657 or 67%. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods. The decrease was related to two acquisitions which had modest or no amortization in the 2014 period but full amortization in the 2013 period. We recognized zero and $698,860 of amortization expense in the 2014 and 2013 periods, respectively, related to intangible assets associated with One Velocity which became fully amortized in November 2013. In addition, we recognized $496,697 and $1,460,873 of amortization expense in the 2014 and 2013 periods, respectively, related to intangible assets associated with Color Broadband which became fully amortized in April 2014. These decreases were partially offset by higher amortization expense associated with the Delos acquisition which was completed in February 2013, and for which $294,204 was recorded in the 2014 period compared to $228,825 in the 2013 period.

Customer Support Services.    Customer support services totaled $3,563,571 during the nine months ended September 30, 2014 compared to $3,799,687 during the nine months ended September 30, 2013 representing a decrease of $236,116, or 6%. The decrease was primarily related to lower payroll costs as average headcount decreased 4% to 69 during the 2014 period as compared to 72 during the 2013 period.

Sales and Marketing. Sales and marketing expenses totaled $4,173,703 during the nine months ended September 30, 2014 compared to $4,333,288 during the nine months ended September 30, 2013 representing a decrease of $159,585, or 4%. Compensation related costs, including sales commissions, totaled $2,857,407 during the 2014 period as compared to $3,148,792 during the 2013 period representing a decrease of $291,385, or 9%. Average headcount totaled 43 during the 2014 period compared to 48 during the 2013 period representing a decrease of 5, or 10%. Channel commissions totaled $310,957 during the 2014 period as compared to $280,343 during the 2013 period representing an increase of $30,614, or 11%. Advertising costs totaled $869,762 during the 2014 period as compared to $808,854 during the 2013 period representing an increase of $60,908, or 8%.

General and Administrative.  General and administrative expenses totaled $7,726,523 during the nine months ended September 30, 2014 compared to $8,373,800 during the nine months ended September 30, 2013 representing a decrease of $647,277 or 8%. Stock-based compensation totaled $740,405 during the 2014 period compared to $939,200 during the 2013 period representing a decrease of $198,795, or 21%. Stock-based compensation can fluctuate significantly from period to period depending on the timing, quantity and valuation of stock option grants. Professional services costs totaled $887,181 during the 2014 period compared to $1,110,175 during the 2013 period representing a decrease of $222,994, or 20%. The decrease partially related to higher legal fees for the shared wireless segment during the 2013 period, primarily related to our San Francisco network. Facilities expense totaled $306,170 during the 2014 period compared to $475,569 during the 2013 period representing a decrease of $169,399, or 36%. The Company consolidated its corporate offices from two buildings to one building which has lowered its facilities costs. Insurance expense totaled $346,454 during the 2014 period compared to $208,107 during the 2013 period representing an increase of $138,347, or 66%. The increase primarily related to higher workers' compensation premiums.

Interest Expense, Net.    Interest expense, net totaled $166,509 during the nine months ended September 30, 2014 compared to $153,897 during the nine months ended September 30, 2013 representing an increase of $12,612, or 8%.

Gain on Business Acquisition.    There was no gain on business acquisition during the nine months ended September 30, 2014 compared to $1,004,099 during the nine months ended September 30, 2013.  The gain recognized in the 2013 period related to the acquisition of Delos in February 2013. The challenging economic environment during 2012 made it difficult for smaller companies like Delos to raise sufficient capital to sustain their growth. As a result, we were able to acquire the customer relationships and wireless network of Delos at a discounted price.

Net Loss.    Net loss totaled $19,158,486 during the nine months ended September 30, 2014 compared to $18,000,849 during the nine months ended September 30, 2013 representing an increase of $1,157,637, or 6%. Revenues increased by $34,297, or less than 1%, while operating expenses increased by $175,223, or less than 1%. In addition, non-operating expense totaled $177,399 during the nine months ended September 30, 2014 compared with non-operating income, primarily related to a gain on a business acquisition, of $839,312 during the nine months ended September 30, 2013.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Changes in capital resources during the nine months ended September 30, 2014 and 2013 are described below.

Net Cash Used in Operating Activities.    Net cash used in operating activities for the nine months ended September 30, 2014 totaled $10,040,895 compared to $8,365,692 for the nine months ended September 30, 2013 representing an increase of $1,675,203, or 20%. Cash used in operations for the nine months ended September 30, 2014 totaled $7,659,754 as compared to $6,347,187 for the nine months ended September 30, 2013 representing an increase of $1,312,567, or 21%. The increase primarily related to higher cost of revenues in the 2014 period related to increased rent expense for both business segments. Changes in operating assets and liabilities generally represent timing differences regarding payments and receipts, and are normally not indicative of operating results. Changes in operating assets and liabilities used cash of $2,381,141 during the nine months ended September 30, 2014 as compared to using cash of $2,018,505 during the nine months ended September 30, 2013 representing an increase of $362,636, or 18%.

Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2014 totaled $5,679,854 compared to $4,268,405 for the nine months ended September 30, 2013 representing an increase of $1,411,449, or 33%. Cash capital expenditures for the fixed wireless segment increased from $3,027,247 in the 2013 period to $3,724,092 in the 2014 period representing an increase of $696,845, or 23%. Cash capital expenditures for the shared wireless infrastructure segment increased from $777,359 in the 2013 period to $1,971,791 in the 2014 period representing an increase of $1,194,432, or greater than 100%. Capital expenditures for both business segments can fluctuate from period to period depending upon the number of customer additions and upgrades, network construction activity related to increasing capacity or coverage, and other related reasons.  In addition, we received an incentive payment of $380,000 in the 2014 period from our landlord in connection with entering a new lease agreement for our corporate offices. These funds were used to pay for qualified leasehold improvements to the facility. Finally, we paid cash of $225,000 for the acquisition of Delos in the 2013 period. There were no acquisitions in the 2014 period.

Net Cash (Used In) Provided by Financing Activities.  Net cash used in financing activities for the nine months ended September 30, 2014 totaled $570,012 compared to net cash provided by financing activities of $30,275,848 for the nine months ended September 30, 2013 representing a decrease of $30,845,860, or greater than 100%. The decrease was primarily related to net proceeds of $30,499,336 received in the first quarter of 2013 from the sale of 11,000,000 shares of our common stock at a public offering price of $3.00 per share.

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

Debt Financing. In October 2014, we entered into a loan agreement (the “Loan Agreement”) with Melody Business Finance, LLC (the “Lender”). The Lender will provide us with a five-year $35 million secured term loan (the “Financing”). Pursuant to the terms of the Loan Agreement, the loan bears interest at a rate equal to the greater of (i) the sum of the most recently effective one month Libor as in effect on each payment date plus 7% or (ii) 8% per annum, and additional paid in kind (“PIK”), or deferred, interest that shall accrue at 4% per annum.

The aggregate principal amount outstanding plus all accrued and unpaid interest is due in October 2019. The Company has the option of making principal payments (i) on or before October 16, 2016 (the “Second Anniversary”) but only for the full amount outstanding and (ii) after the Second Anniversary in minimum amount(s) of $5 million.

In connection with the Loan Agreement and pursuant to a Warrant and Registration Rights Agreement, we issued warrants (the “Warrants”) to purchase 3.6 million shares of common stock of which two-thirds have an exercise price of $1.26 and one-third have an exercise price of $0.01, subject to standard antidilution provisions. The Warrants have a term of seven and a half years. We have agreed to include the shares of common stock underlying the Warrants in a registration statement that must be filed no later than the one year anniversary of the Loan Agreement. If, following the one year anniversary, the registration statement is not declared effective, we will pay the warrant holders liquidated damages in the aggregate amount of $5,000 per month, with maximum liquidated damages of $50,000, until the registration statement has become effective.

Capital Resources.    As of September 30, 2014, we had cash and cash equivalents of $11,890,770 and working capital of $9,442,646. In October 2014, we raised gross proceeds of $35,000,000 in the Financing. Based on our current operating activities and plans, we believe our capital resources at the end of September 30, 2014, combined with proceeds from the Financing, will enable us to meet our anticipated cash requirements for at least the next twelve months.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of September 30, 2014:

	Payments due by period
	Total	2014	2015	2016	2017	2018	Thereafter
Capital leases	$2,283,795	$238,464	$921,437	$668,847	$401,125	$53,922	$-
Operating leases	63,821,722	5,182,797	19,758,856	18,300,039	12,639,857	5,160,998	2,779,175
Deferred payments	14,876	2,907	11,627	342	-	-	-
Other	242,830	121,415	121,415	-	-	-	-
Total	$66,363,223	$5,545,583	$20,813,335	$18,969,228	$13,040,982	$5,214,920	$2,779,175

Capital Lease Obligations. We have entered into capital leases to acquire network, rooftop tower site and customer premise equipment expiring through March 2018.

Operating Leases. We have entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through August 2023. Certain of these operating leases include extensions, at our option, for additional terms ranging from 1 to 25 years. Amounts associated with the extension periods have not been included in the table above as it is not presently determinable which options, if any, we will elect to exercise.

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

Recent Accounting Pronouncements. In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which requires an entity to recognize revenue representing the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 is intended to establish principles for reporting useful information to users of financial statements about the nature, amount, timing and uncertainty of revenues and cash flows arising from the entity’s contracts with customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. We are currently evaluating the effect that ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures.

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

In August 2014, the FASB issued ASU No. 2014–15 (“ASU 2014-15”), “Presentation of Financial Statements – Going Concern.”  ASU 2014-15 provides GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  ASU 2014-15 is the final version of Proposed ASU No. 2013–300 “Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption,” which has been deleted. We do not expect the adoption of ASU 2014–15 to have a significant impact on our condensed consolidated financial statements.

Off-Balance Sheet Arrangements.    We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as ‘‘Special Purposes Entities.’’

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices.  Our primary market risk relates to interest rates.  At September 30, 2014, all cash and cash equivalents are immediately available cash balances.  A portion of our cash and cash equivalents are held in institutional money market funds.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

The Company’s Annual Report on Form 10-K filed with the Commission on March 17, 2014, as amended (the “2013 Form 10-K) includes detailed disclosure about the risks faced by the Company’s business. Such risks have not materially changed since December 31, 2013, except as described below. The new risk factors are as a result of the loan agreement we entered with Melody Business Finance, LLC (the “Loan Agreement”). Events or circumstances arising from one or more of these risks, together with the risks we identify in our 2013 Form 10-K, could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below and in our 2013 Form 10-K are not intended to be a comprehensive list of all risks we face and additional risks that we may currently view as not material may also impair our business operations and results.

Our cash flows and capital resources may be insufficient to make required payments on our indebtedness and future indebtedness.

Our indebtedness could have important consequences to you. For example, it could:

●	make it difficult for us to satisfy our debt obligations;
●	make us more vulnerable to general adverse economic and industry conditions;
●	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;
●	expose us to interest rate fluctuations because the interest rate on the debt under the Loan Agreement is variable;
●	require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
●	place us at a competitive disadvantage compared to competitors that may have proportionately less debt and greater financial resources.

In addition, our ability to make scheduled payments or refinance our obligations depends on our successful financial and operating performance, cash flows and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond our control. These factors include, among others:

●	economic and demand factors affecting our industry;
●	pricing pressures;
●	increased operating costs;
●	competitive conditions; and
●	other operating difficulties.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. Our obligations pursuant to the Loan Agreement are secured by a security interest in all of our assets, exclusive of capital stock of the Company, certain capital leases, certain contracts and certain assets secured by purchase money security interests. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We also may not be able to restructure our indebtedness on favorable economic terms, if at all.

The Loan Agreement contains various covenants limiting the discretion of our management in operating our business.

The Loan Agreement contains, subject to certain carve-outs, various restrictive covenants that limit our management's discretion in operating our business. In particular, these instruments limit our ability to, among other things:

●	incur additional debt;
●	grant liens on assets;
●	issue capital stock with certain features;
●	sell or acquire assets outside the ordinary course of business; and
●	make fundamental business changes.

If we fail to comply with the restrictions in the Loan Agreement, a default may allow the Lender to accelerate the related debt and to exercise its remedies under the Loan Agreement and related agreements, which will typically include the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, to exercise any remedies the Lender may have to foreclose on assets that are subject to liens securing that debt and to terminate any commitments they had made to supply further funds. The Loan Agreement governing our indebtedness also contains various covenants that may limit our ability to pay dividends.

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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: November 10, 2014	By:	/s/ Jeffrey M. Thompson
Jeffrey M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joseph P. Hernon
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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) related notes to these financial statements.