Form 10-K
period 2014-12-31
TOWERSTREAM CORP
filed 2015-03-12
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $116,231,063.

As of March 9, 2015, there were 66,656,789 shares of common stock, par value $0.001 per share, outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

i

PART I

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements related to Towerstream Corporation’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including , without limitation , the following: (i) Towerstream Corporation’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of Towerstream Corporation; (ii) Towerstream Corporation’s plans and results of operations will be affected by Towerstream Corporation’s ability to manage growth and competition; and (iii) other risks and uncertainties indicated from time to time in Towerstream Corporation’s filings with the Securities and Exchange Commission.

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

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”). Hetnets was formed to operate a new shared wireless infrastructure platform that emerged from the Company's efforts to identify opportunities to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Hetnets operates a carrier-class network which has been constructed on "street level rooftops" which are closer to the ground (where Wi-Fi and small cell can operate with less interference from the macro cell) than the Company's traditional fixed wireless network. Hetnets is structured to operate like a tower company and expects to generate rental income from four separate sources including (i) rental of space on street level rooftops for the installation of customer owned small cells which includes Wi-Fi antennae, Distributed Antenna System (“DAS”), and Metro and Pico cells, (ii) rental of a channel on Hetnets’ Wi-Fi network for Internet access and the offloading of mobile data, (iii) rental of a port for backhaul or transport, and (iv) power and other related services. The Company refers to the activities of Hetnets as its “Shared Wireless Infrastructure” (or “Shared Wireless”) business.

In June 2013, Hetnets entered into a Wi-Fi service agreement (the “Wi-Fi Agreement”) with a major cable operator (the “Cable Operator”). The Wi-Fi Agreement provides leased access to certain access points, primarily within New York City. The Cable Operator has a limited right to expand access in other Hetnets’ markets. The term of the Wi-Fi Agreement is for an initial three year period and provides for automatic annual renewals for two additional one year periods.

In August 2014, the Company executed a master licensing agreement ("MLA") with a carrier for small cell deployments. The MLA establishes the detailed terms and conditions under which individual orders are governed, and are generally designed to expedite the deployment process. The term of this agreement is for 25 years.

Our Networks

The foundation of our networks consist of Points of Presence (or "PoPs" or "Company Locations") which are generally located on very tall buildings in each urban market. We enter into long term lease agreements with the owners of these buildings which provide us with the right to install communications equipment on the rooftop. We deploy this equipment in order to connect customers to the Internet or to pass small cell signals to carriers and other service providers. Each PoP is "linked" to one or more other PoPs to enhance redundancy and ensure that there is no single point of failure in the network. One or more of our PoPs are located in buildings where national Internet service providers such as Cogent or Level 3 are located, and we enter into IP transit or peering arrangements with these organizations in order to connect to the Internet. We refer to the core connectivity of all of our PoPs as a “Wireless Ring in the Sky.” Each PoP has a coverage area averaging approximately six miles although the distance can be affected by numerous factors, most significantly, how clear the line of sight is between the PoP and a customer location. Our Points of Presence are utilized by both our Fixed Wireless and Shared Wireless Infrastructure segments.

We install additional equipment at other locations for each of our business segments. We install equipment on the rooftops of the buildings in which our fixed wireless segment customers operate and refer to these as "Customer Locations". This equipment includes receivers and antennas, and a wireless connection is established between the Customer Location to one or more of our PoPs. We also install equipment, including access points, receivers and antennas, on the street level rooftops leased by our Shared Wireless segment. This equipment enables us to operate our Wi-Fi network which we own and control, as well as equipment to backhaul data traffic off of the rooftop to our core network. We expect that customers that want to utilize our street level rooftops to deploy small cell technologies will bring their own equipment and connect it to our network.

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

Markets

We launched our fixed wireless business in April 2001 in the Boston and Providence markets. In June 2003, we launched service in New York City and followed that with our entry into the Chicago, Los Angeles, San Francisco, Miami and Dallas-Fort Worth markets at various times through April 2008. Philadelphia was our last market launch in November 2009. We entered the Seattle, Las Vegas-Reno, and Houston markets through acquisitions of service providers based in those markets. We also expanded our market coverage and presence in Boston, Providence, and Los Angeles through acquisitions. Our acquisitions include (i) Sparkplug Chicago, Inc., operating in Chicago, Illinois, (ii) Pipeline Wireless, LLC, operating in Boston, Massachusetts and Providence, Rhode Island, (iii) One Velocity, Inc., operating in Las Vegas and Reno, Nevada (iv) Color Broadband Communications, Inc., operating in Los Angeles, California, and (v) Delos Internet, operating in Houston, Texas which we completed in February 2013.

We determine which geographic markets to enter by assessing criteria in four broad categories. First, we evaluate our ability to deploy our service in a given market after taking into consideration our spectrum position, the availability of towers and zoning constraints. Second, we assess the market by evaluating the number of competitors, existing price points, demographic characteristics and distribution channels. Third, we evaluate the economic potential of the market, focusing on our forecasts of revenue opportunities and capital requirements. Finally, we look at market clustering opportunities and other cost efficiencies that might be realized. Based on this approach, as of December 31, 2014, we offered wireless broadband connectivity in 12 markets, of which 10 are in the top 20 metropolitan areas in the United States based on the number of small to medium businesses in each market. These 10 markets cover an estimated 62% of small and medium businesses (5 to 249 employees) in the United States.

We believe there are significant market opportunities beyond the 12 markets in which we are currently offering our services. Our long-term plan is to expand nationally into other top metropolitan markets in the United States. We believe that acquisitions presently represent a more cost effective manner to expand into new markets rather than to build our own infrastructure. Since 2010, we have completed five acquisitions, of which two were in new markets and three expanded our presence in existing markets. We have paid for these acquisitions through a combination of cash and equity, and believe that future acquisitions will be paid in a similar manner. Our decision to expand into new markets will depend upon many factors including the timing and frequency of acquisitions, national and local economic conditions, and the opportunity to leverage existing customer relationships in new markets.

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

Sales and Marketing

We employ an inside direct sales force model to sell our services to business customers. As of December 31, 2014, we employed 29 direct sales people. We generally compensate these employees on a salary plus commission basis. Approximately 66% of our sales personnel had been with the Company for more than two years as of December 31, 2014, as compared to 56% and 67% as of December 31, 2013 and 2012, respectively. This tenure metric can fluctuate from period to period, especially because the size of the direct sales force is relatively small. The Company believes that a tenure metric between 60% to 75% constitutes an experienced sales force.

In March 2015, we opened a second sales center in Boca Raton, Florida where a number of telecommunications and call center companies are based. We believe that being able to recruit talented professionals from a second geographic area will enable us to increase our sales force to between 50 to 60 account executives. A larger sales force should have a positive effect on new customer additions. We generally expect that new account executives will need approximately nine months of training and on-the-job experience before their sales pipelines become robust and they begin generating new sales levels comparable to existing account executives.

We continue to spend significantly on Internet based marketing initiatives designed to capture customer demand rather than trying to create customer demand. Most companies secure their bandwidth service under contracts ranging in length from one to three years. As a result, customer buying decisions generally occur when their existing contracts are close to expiring. We believe that many buyers of information technology services search the Internet to learn about industry trends and developments, as well as competitive service offerings. Spending on internet based marketing initiatives totaled $953,459, $1,030,916, and $1,034,273 during the years ended December 31, 2014, 2013, and 2012, respectively.

Sales through indirect channels comprised 22.7% of our total revenues for the year ended December 31, 2014 compared with 19.6% for the year ended December 31, 2013. Color Broadband, which we acquired in December 2011, had an active channel program and we hired one of their former employees to be our Channel Manager. During 2012, we changed our channel program to provide for recurring monthly residual payments, ranging from 8% to 20%. Previously, we had generally paid one time commissions on channel sales.

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

Wireless Broadband Service Providers

We also face competition from other wireless broadband service providers that use licensed and unlicensed spectrum. In connection with our merger and acquisition activities, we have determined that most of our current and planned markets already have one or more locally based companies providing wireless broadband Internet services. In addition, many local governments, universities and other related entities are providing or subsidizing Wi-Fi networks over unlicensed spectrum, in some cases at no cost to the user. There exist numerous small urban and rural wireless operations offering local services that could compete with us in our present or planned geographic markets.

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

Shared Wireless Segment

The market for shared wireless infrastructure services in major urban markets has grown significantly in the past few years as the emergence of smartphones, tablets, and other portable devices has driven an explosion in mobile data traffic. In May 2012, five major cable companies (Comcast, TimeWarner Cable, Cox Communications, Cablevision, and Bright House Networks) announced an alliance under which they agreed to allow each other's customers to access their respective Wi-Fi hotspots when roaming outside their cable provider's territory.  The cable companies have referred to this arrangement as "CableWiFi".  In March 2015, CableWiFi.com represented that there were more than 300,000 hotspots available to customers of the participating cable companies, however, not all of these hotspots are in markets in which the Company presently operates.  In addition, the major cable companies have historically operated primarily in suburban areas.  However, they may begin to increase their presence and activities in major urban markets as the carriers, Internet companies and others request additional capacity to handle the continued growth in mobile data traffic.

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

Prime Real Estate Locations

We have secured long term lease agreements for what we believe are prime real estate locations for both of our business segments. Our fixed wireless network is constructed on many of the tallest buildings in the 12 markets in which we operate. This facilitates our ability to deliver Internet connectivity to locations where line of sight is not available to our competitors. Our shared wireless infrastructure is located on more than 1,000 street level rooftops in New York City, Chicago, San Francisco, and Miami. The breadth and depth of our networks in these markets enables us to address the densification required in major urban markets.

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

Regulatory Matters

The Communications Act of 1934, as amended (the “Communications Act”), and the regulations and policies of the Federal Communications Commission (“FCC”) impact significant aspects of our wireless Internet service business which is also subject to other regulation by federal, state and local authorities under applicable laws and regulations.

Spectrum Regulation

We provide wireless broadband Internet access services using both licensed and unlicensed fixed point-to-point systems. The FCC has jurisdiction over the management and licensing of the electromagnetic spectrum for all commercial users. The FCC routinely reviews its spectrum policies and may change its position on spectrum use and allocations from time to time. We believe that the FCC is committed to allocating spectrum to support wireless broadband deployment throughout the United States and will continue to modify its regulations to foster such deployment, which will help us implement our existing and future business plans.

Broadband Internet Service Regulation

Our wireless broadband network can be used to provide Internet access service and Virtual Private Networks (“VPNs”). In 2002, the FCC ruled that Internet services are interstate information services that are not subject to regulation as a telecommunications service under federal law or to state or local utility regulation. Our broadband Internet services, therefore, have traditionally not been subject to many of the regulatory requirements imposed on wireless and wireline telecommunications service providers. For example, we have not been required to contribute a percentage of gross revenues from our Internet access services to the universal service funds used to support local telephone service and advanced telecommunications services for schools, libraries and rural health care facilities. Our wireless broadband Internet services are, however, have been subject to a number of federal regulatory requirements, including the Communications Assistance for Law Enforcement Act (“CALEA”) requirement that high-speed Internet service providers implement certain network capabilities to assist law enforcement in conducting surveillance of persons suspected of criminal activity.

On February 26, 2015, the FCC adopted an Open Internet order in which fixed and mobile broadband services is reclassified as a telecommunications services governed by Title II of the Communications Act. This reclassification includes forbearance from applying many sections of the Communications Act and the FCC’s rules to broadband service providers. The Open Internet order also adopted rules prohibiting broadband service providers from: (1) blocking access to legal content, applications, services or non-harmful devices; (2) impairing or degrading lawful Internet traffic on the basis, content, applications or services; or (3) favoring certain Internet traffic over other traffic in exchange for consideration. At this time, the FCC’s Open Internet rules are not yet in effect and it is unclear precisely which Title II obligations will be imposed on Towerstream’s broadband services and what impact the reclassification of broadband services or the Open Internet rules may have on Towerstream’s broadband business.

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

Zoning and Permitting Issues

States and local governments have the right to regulate the siting and permitting of Towerstream's antennas and equipment used to provide broadband service over Wi-Fi and small cell technologies.  State and local regulation over the siting of wireless facilities can be time-consuming, require burdensome documentation, and involve per site fees, which may have a limiting effect on Towerstream's broadband business that depends on placing and operating wireless antennas and related equipment.  In October 2014, the FCC adopted an order addressing the delays and burdens that wireless broadband providers may experience due to state and local siting and permitting regulations, and, among other decisions, clarified that if a state or local government fails to act on eligible modification requests within a prescribed time frame, the request will ultimately be “deemed granted” by the Commission. This decision and the other rules adopted in the October order may ultimately facilitate Towerstream's deployment and modification of Wi-Fi and small cell antennas and equipment, which may be beneficial to its broadband business.

Other

FAA Interference Issue

In August 2013, the FCC released a Notice of Apparent Liability for Forfeiture ("NAL") alleging that Towerstream caused harmful interference to doppler weather radar systems in New York and Florida, and proposing a fine for the alleged rule violations. In November 2013, after consultation with regulatory counsel, Towerstream filed a response denying the FCC's allegations. This matter remains outstanding with the FCC.

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

The Company has engaged counsel to work with the Company and the FCC regarding reinstatement of KA306. The Company plans to vigorously contest its right to operate the DeSoto earth station and expects to finalize its course of action in the third quarter of 2015.

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

 Employees

As of December 31, 2014, we had 140 employees, of whom 138 were full-time employees and 2 were part-time employees. As of February 28, 2015, we had 141 employees, of whom 139 were full-time employees and 2 were part-time employees. We believe our employee relations are good. Two employees are considered members of executive management.

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

In order to pursue business strategies, we will need to continue to build our infrastructure and strengthen our operational capabilities. Our ability to do these successfully could be affected by any one or more of the following factors:

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

We have constructed proprietary networks in each of the markets we serve by installing antennae on rooftops, cellular towers and other structures pursuant to lease or license agreements to send and receive wireless signals necessary for the operation of our network. We typically seek initial five year terms for our leases with three to five year renewal options. Such renewal options are generally exercisable at our discretion before the expiration of the current term. If these leases are terminated or if the owners of these structures are unwilling to continue to enter into leases or licenses with us in the future, we would be forced to seek alternative arrangements with other providers. If we are unable to continue to obtain or renew such leases on satisfactory terms, our business would be harmed.

We may not be able to attract and retain customers if we do not maintain and enhance our brand.

We believe that our brand is critical part to our success. Maintaining and enhancing our brand may require us to make substantial investments with no assurance that these investments will be successful. If we fail to promote and maintain the “Towerstream” brand, or if we incur significant expenses in this effort, our business, prospects, operating results and financial condition may be harmed. We anticipate that maintaining and enhancing our brand will become increasingly important, difficult and expensive.

We are pursuing acquisitions that we believe complement our existing operations but which involve risks that could adversely affect our business.

Acquisitions involve risks that could adversely affect our business including the diversion of management time and focus from operations and difficulties integrating the operations and personnel of acquired companies. In addition, any future acquisition could result in significant costs, the incurrence of additional debt to fund the acquisition, and the assumption of contingent or undisclosed liabilities, all of which could materially adversely affect our business, financial condition and results of operations.

In connection with any future acquisition, we generally will seek to minimize the impact of contingent and undisclosed liabilities by obtaining indemnities and warranties from the seller. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to their limited scope, amount or duration, as well as the financial limitations of the indemnitor or warrantor.

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

As of December 31, 2014, we had approximately $38,000,000 in cash and cash equivalents with two large financial banking institutions.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If the institution at which we have placed our funds were to become insolvent or fail, we could be at risk for losing a substantial portion of our cash deposits, or incur significant time delays in obtaining access to such funds. In light of the limited amount of federal insurance for deposits, even if we were to spread our cash assets among several institutions, we would remain at risk for the amount not covered by insurance.

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

We are highly dependent on the continued services of (i) Philip Urso, Chairman, (ii) Jeffrey M. Thompson, President and Chief Executive Officer, and (iii) Joseph Hernon, Chief Financial Officer. Our calendar year, employment agreement with Mr. Thompson is automatically extended for an additional year, unless either party gives prior written notice of non-renewal to the other party no later than November 2 of each agreement term. We do not have an employment agreement with Mr. Hernon. We cannot guarantee that any of these persons will stay with us for any definite period. Loss of the services of any of these individuals could adversely impact our operations. We do not maintain policies of "key man" insurance on our executives.

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

We have limited experience operating a shared wireless infrastructure company.

Our recently formed subsidiary, Hetnets, has operated as a shared wireless infrastructure enterprise for a limited time period, since January 2013. We may decide to operate Hetnets as a stand-alone business with its own management and board. For the near term, the management and board of directors are expected to be composed entirely of Towerstream officers and directors which could raise conflicts of interest. There is no assurance that we will be able to execute our business plan for Hetnets. We may not be able to operate Hetnets successfully, including generating revenues and achieving profitability.

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

Hetnets has limited operating history and this lack of experience may impede our ability to successfully manage the Hetnets business.

Key members of our management team responsible for leadership roles in the Hetnets business have limited experience operating a business that is solely engaged in the Shared Wireless Infrastructure business. We do not believe there is any existing business that is dedicated primarily to establishing a dominant position in shared wireless infrastructure to be offered for use by others and as such both management and the business face uncertain risks. Hetnets has no operating history as a separate company. We cannot assure you that our past experience will be sufficient to successfully operate Hetnets as a separate business.

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

Hetnets has a history of operating losses and we expect to continue incurring losses for the foreseeable future.

Our Shared Wireless Infrastructure business was launched in 2013, has incurred losses in each year of operation and we expect it to continue to incur losses for the foreseeable future.  We cannot anticipate when, if ever, Hetnets’ operations will become profitable. We expect that Hetnets will incur significant net losses as we pursue our business strategy. We intend to invest significantly in Hetnets before we expect cash flow from operations to be adequate to cover its operating expenses.

We may be unable to successfully execute any of the business opportunities we have identified for Hetnets to pursue.

In order for Hetnets to pursue business opportunities, we will need to build an effective company infrastructure and establish operational capabilities. Our ability to accomplish these objectives could be affected by any one of the following factors:

●	the ability of Hetnets equipment, our equipment suppliers or our service providers to perform as we expect;

●	the ability of Hetnets to grow and integrate new Small Cell antennae and shared wireless networks into our business;

●	the ability of Hetnets to identify suitable locations and negotiate acceptable agreements with building owners so that it can establish new rooftop locations;

●	the ability of Hetnets to effectively manage the growth and expansion of its business operations without incurring excessive costs, high employee turnover or damage to business relationships;

●	the ability of Hetnets to attract and retain qualified personnel which may be affected by the significant competition in our industry for individuals experienced in network operations and engineering;

●	the ability of Hetnets to accurately predict and respond to the rapid technological changes in its industry and the evolving demands of the markets it serves and plans to serve; and

●	our ability to raise additional capital to fund Hetnets’ growth and to support its operations until it reaches profitability.

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

If the FCC or another governing agency determines to regulate the unlicensed spectrum that we presently use, then the additional regulations and costs could have a material adverse effect on Hetnets’ and our business, results of operations and financial condition.

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

Hetnets will require additional capital to fund its continued growth and such capital may not be available on commercially reasonable terms, or at all.

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

Any turbulence in the U.S. and other financial markets and economies may adversely affect Hetnets’ ability to access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on its business, results of operations, and financial condition. Our access to third-party sources of capital also depends, in part, on:

●	the market’s perception of Hetnets’ growth potential and operating performance;

●	Hetnets’ then current debt levels; and

●	the market price per share of our common stock.

Additionally, Hetnets may raise capital independently of the Company, and potentially at a price lower than the market price or book value at the time of issuance. Any such issuances may result in substantial dilution to existing shareholders. Similarly, we may seek debt financing and may be forced to incur interest expense. If we cannot secure sufficient funding for Hetnets, we may be forced to forego strategic opportunities or delay, scale back or eliminate network deployments, operations, acquisitions, and other investments which could have a material adverse effect on our business, results of operations and financial condition.

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

Our business activities, including the acquisition, lease, maintenance and use of spectrum licenses, are extensively regulated by federal, state and local governmental authorities. A number of federal, state and local privacy, security, and consumer laws also apply to our business. These regulations and their application are subject to continuous change as new legislation, regulations or amendments to existing regulations are periodically implemented by governmental or regulatory authorities, including as a result of judicial interpretations of such laws and regulations. Current regulations directly affect the breadth of services we are able to offer and may impact the rates, terms and conditions of our services. Regulation of companies that offer competing services such as cable and DSL providers, and telecommunications carriers also affects our business. If we fail to comply with these regulations, we may be subject to penalties, both monetary and nonmonetary, which may adversely affect our financial condition and results of operations.

We are currently not required to register with the Universal Service Administrative Company (“USAC”) as a seller of telecommunications, nor are we required to collect Universal Service Fund (“USF”) fees from our customers or to pay USF fees directly.  In October 2011, the FCC adopted an Order dramatically changing the USF program.  In the next few months, the FCC is also expected to address USF contribution reform.  On February 26, 2015, the FCC adopted an Open Internet order in which fixed and mobile broadband services is reclassified as telecommunications services governed by Title II of the Communications Act. This reclassification includes forbearance from applying many sections of the Communications Act and the FCC’s rules to broadband service providers. As part of the Title II reclassification, the FCC could adopt new regulations requiring broadband service providers to register and pay USF fees as well as submit to a significant amount of other common carrier regulations.

The Open Internet order also adopted rules prohibiting broadband service providers from: (1) blocking access to legal content, applications, services or non-harmful devices; (2) impairing or degrading lawful Internet traffic on the basis, content, applications or services; or (3) favoring certain Internet traffic over other traffic in exchange for consideration. Depending on how the Open Internet rules are implemented, the Open Internet order could limit our ability to manage customers’ use of our networks, thereby limiting our ability to prevent or address customers’ excessive bandwidth demands. To maintain the quality of our network and user experience, we may manage the bandwidth used by our customers’ applications, in part by restricting the types of applications that may be used over our network. The FCC Open Internet regulations may constrain our ability to employ bandwidth management practices. Excessive use of bandwidth-intensive applications would likely reduce the quality of our services for all customers. Such decline in the quality of our services could harm our business.

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

 Risks Related to Our Indebtedness

Our cash flows and capital resources may be insufficient to make required payments on our indebtedness and future indebtedness.

In October 2014, we entered into a loan agreement which provided us with a five-year $35 million term loan. The loan bears interest payable in cash at a rate equal to the greater of (i) the sum of the one month Libor rate on each payment date plus 7% or (ii) 8% per annum, and additional paid in kind (“PIK”), or deferred, interest that accrues at 4% per annum. We paid $591,111 of interest and accrued $295,556 of PIK interest for the year ended December 31, 2014.

Our indebtedness could have important consequences to you. For example, it could:

●	make it difficult for us to satisfy our debt obligations;

●	make us more vulnerable to general adverse economic and industry conditions;

●	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;

●	expose us to interest rate fluctuations because the interest rate on our long-term debt is variable;

●	require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

●	place us at a competitive disadvantage compared to competitors that may have proportionately less debt and greater financial resources.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. Our obligations pursuant to our long-term debt agreement are secured by a security interest in all of our assets, exclusive of capital stock of the Company, certain capital leases, certain contracts and certain assets secured by purchase money security interests. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We also may not be able to restructure our indebtedness on favorable economic terms, if at all.

Our long-term debt agreement contains various covenants limiting the discretion of our management in operating our business.

Our long-term debt agreement contains, subject to certain carve-outs, various restrictive covenants that limit our management's discretion in operating our business. In particular, these instruments limit our ability to, among other things:

●	incur additional debt;

●	grant liens on assets;

●	issue capital stock with certain features;

●	sell or acquire assets outside the ordinary course of business; and

●	make fundamental business changes.

If we fail to comply with the restrictions in our long-term debt agreement, a default may allow the lender under the relevant instruments to accelerate the related debt and to exercise their remedies under these agreements, which will typically include the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, to exercise any remedies the lender may have to foreclose on assets that are subject to liens securing that debt and to terminate any commitments they had made to supply further funds. The long-term debt agreement governing our indebtedness also contains various covenants that may limit our ability to pay dividends.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

 Item 2. Properties.

We do not own any real property.

Our executive offices are located at 88 Silva Lane in Middletown, Rhode Island, where we lease approximately 29,000 square feet of space. The majority of our employees work at this location including our finance and administrative, engineering, information technology, customer care and retention, and sales and marketing personnel. Rent payments totaled approximately $359,750 in 2014 and escalate by 3% annually reaching $416,970 for 2019. Our lease expires on December 31, 2019 with an option to renew for an additional five year term through December 31, 2024.

In December 2014, the Company entered into a new lease agreement in Florida which includes 3,542 square feet for office space for a second sales center. The lease commenced in February 2015 for 38 months with an option to renew for an additional 60 month period. Total annual rent payments begin at $53,130 and escalate by 3% annually.

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

FISCAL YEAR 2014	HIGH	LOW
First Quarter	$3.36	$2.30
Second Quarter	$2.49	$1.45
Third Quarter	$2.06	$1.28
Fourth Quarter	$1.95	$1.06

FISCAL YEAR 2013	HIGH	LOW
First Quarter	$3.92	$2.12
Second Quarter	$2.71	$2.05
Third Quarter	$3.22	$2.21
Fourth Quarter	$3.00	$2.06

The last reported sales price of our common stock on the NASDAQ Capital Market on December 31, 2014 was $1.85 and on March 9, 2015, the last reported sales price was $2.20. According to the records of our transfer agent, as of March 9, 2015, there were approximately 35 holders of record of our common stock.

Performance Graph

On May 31, 2007, our shares of common stock began trading on the NASDAQ Capital Market. The chart below compares the annual percentage change in the cumulative total return on our common stock with the NASDAQ Capital Market Composite Index and the NASDAQ Telecom Index. The chart shows the value as of December 31, 2014, of $100 invested on May 31, 2007, the day our common stock was first publicly traded on the NASDAQ Capital Market, in our common stock, the NASDAQ Capital Market Composite Index and the NASDAQ Telecom Index. The stock price performance below is not necessarily indicative of future performance.

Comparison of Cumulative Total Returns Among Towerstream,

NASDAQ Capital Market Composite Index and NASDAQ Telecom Index

	5/31/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Towerstream Corporation	$100.00	$41.32	$9.29	$26.11	$54.64	$28.53	$43.74	$39.84	$24.90
NASDAQ Capital Market Composite Index	$100.00	$83.83	$38.91	$52.06	$61.12	$47.08	$53.44	$73.00	$68.91
NASDAQ Telecom Index	$100.00	$101.58	$57.91	$85.85	$89.22	$77.96	$79.52	$98.62	$107.41

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2014, securities issued and securities available for future issuance under our 2008 Non-Employee Directors Compensation Plan, our 2007 Equity Compensation Plan and our 2007 Incentive Stock Plan were as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,997,695	$2.73	3,537,019
Equity compensation plans not approved by security holders	-	$-	-
Total	3,997,695	$2.73	3,537,019

Recent Sales of Unregistered Securities.

 There were no unregistered securities sold by us during the year ended December 31, 2014 that were not otherwise disclosed by us during the year in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

	Years Ended December 31,
	2010	2011	2012	2013	2014
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues	$19,645,893	$26,494,737	$32,279,430	$33,433,284	$33,036,153
Operating Expenses
Cost of revenues (exclusive of depreciation)	4,340,262	7,472,849	15,376,136	21,854,163	24,520,028
Depreciation and amortization	5,770,335	9,138,318	13,634,294	15,351,441	13,639,415
Customer support services	3,097,234	4,274,387	5,712,463	4,883,219	4,796,038
Sales and marketing	5,088,085	5,362,103	6,134,020	5,779,500	5,570,191
General and administrative	7,398,420	9,411,608	12,168,183	11,033,057	10,336,504
Total Operating Expenses	25,694,336	35,659,265	53,025,096	58,901,380	58,862,176
Operating Loss	(6,048,443)	(9,164,528)	(20,745,666)	(25,468,096)	(25,826,023)
Other Income/(Expense)
Interest expense, net	3,922	35,486	(63,714)	(217,741)	(1,672,846)
Gain on business acquisitions	355,876	2,231,534	(40,079)	1,004,099	-
Other income (expense), net	85,638	(9,581)	(13,860)	(15,020)	(14,349)
Total Other Income/ (Expense)	445,436	2,257,439	(117,653)	771,338	(1,687,195)
Loss before income taxes	(5,603,007)	(6,907,089)	(20,863,319)	(24,696,758)	(27,513,218)
Provision for income taxes	-	(118,018)	(126,256)	(78,531)	(78,532)
Net Loss	$(5,603,007)	$(7,025,107)	$(20,989,575)	$(24,775,289)	$(27,591,750)

Net loss per common share – basic and diluted	$(0.16)	$(0.15)	$(0.39)	$(0.38)	$(0.41)
Weighted average common shares outstanding – basic and diluted	35,626,783	47,505,861	54,434,173	65,181,310	66,553,904

CONSOLIDATED BALANCE SHEETS DATA (at December 31,):
Cash and cash equivalents	$23,173,352	$44,672,587	$15,152,226	$28,181,531	$38,027,509
Property, plant and equipment, net	15,266,056	27,531,273	41,982,210	38,484,858	33,905,286
Total assets	44,589,825	83,636,896	67,109,714	74,917,467	82,321,838
Working capital	20,184,121	40,231,504	10,087,917	23,697,158	35,067,152
Stockholder’s equity	40,020,878	77,144,910	57,803,908	66,093,941	41,962,027

OTHER FINANCIAL DATA:
Capital expenditures
Cash	$5,304,434	$13,620,180	$20,722,510	$7,143,376	$7,306,942
Accrued expenses	355,268	658,144	1,240,774	867,311	524,280
Capital leases	152,164	769,882	2,915,580	80,894	339,652
Other	-	-	18,679	-	-

Net cash provided by (used in) operating activities	238,534	702,518	(8,078,493)	(9,484,438)	(13,413,128)
Net cash used in investing activities	(8,057,744)	(18,218,729)	(21,343,128)	(7,562,464)	(7,036,756)
Net cash provided by (used in) financing activities	16,951,723	39,015,446	(98,740)	30,076,207	30,295,862

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

In December 2011, we completed the acquisition of certain customer relationships, network infrastructure and related assets of Color Broadband Communications, Inc. (“Color Broadband”), which is based in the Los Angeles area. The aggregate consideration for the acquisition included (i) approximately $2.8 million in cash, (ii) 827,230 shares of our common stock with a fair value of approximately $2.0 million, and (iii) approximately $0.3 million in assumed liabilities. The acquisition of Color Broadband was a business combination accounted for under the acquisition method. In May 2012, we finalized the purchase price of Color Broadband. The final purchase price of $5,098,996 was $220,885, or 4%, lower than the initially reported purchase price of $5,319,881. The finalization of the purchase price resulted in a reduction of approximately $261,000 of identifiable net assets and a reduction in the gain on business acquisition of approximately $40,000. The purchase price adjustment resulted in a decrease in the number of shares of common stock issued to Color Broadband of 98,506 from 925,736 to 827,230 shares. In addition, 45,600 shares of common stock were returned to the Company principally representing accounts receivable collections retained by Color Broadband during the post-closing transition services period.

In February 2013, we completed the acquisition of certain customer relationships, network infrastructure and related assets of Delos Internet (“Delos”), which is based in Houston, Texas. The aggregate consideration for the acquisition included (i) approximately $0.2 million in cash, (ii) 385,124 shares of our common stock with a fair value of approximately $1.0 million, and (iii) approximately $0.2 million in assumed liabilities. The acquisition of Delos was a business combination accounted for under the acquisition method. In June 2013, we finalized the purchase price of Delos. The final purchase price of $1,341,918 was $83,183, or 6%, lower than the initially reported purchase price of $1,425,101. The purchase price adjustment resulted in a decrease in the number of shares of common stock issued to Delos of 48,549 from 433,673 to 385,124 shares. We recognized a gain on business acquisition of approximately $1.0 million.

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

Market Information – Fixed Wireless

As of December 31, 2014, we operated in twelve metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. Although we provide services in multiple markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a Network Presence in a new market.  These costs include building PoPs and Network Costs.  Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period. We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model and the operating performance of our mature markets. Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

Revenues: Revenues are allocated based on which market each customer is located in. Intercompany transactions have been eliminated in the tables below.

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

We entered the Houston market in February 2013 through the acquisition of Delos. We exited the Nashville market effective March 31, 2014.

Year Ended December 31, 2014

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$8,019,832	$2,259,611	$5,760,221	$1,932,611	$3,827,610
New York	7,810,019	2,785,827	5,024,192	1,328,111	3,696,081
Boston	5,663,256	1,598,896	4,064,360	823,425	3,240,935
Chicago	2,902,942	1,184,641	1,718,301	528,099	1,190,202
Miami	1,428,933	451,577	977,356	288,380	688,976
Las-Vegas-Reno	988,565	491,875	496,690	136,356	360,334
Houston	697,467	265,819	431,648	104,549	327,099
San Francisco	1,103,604	494,029	609,575	304,406	305,169
Dallas-Fort Worth	637,831	390,615	247,216	151,347	95,869
Seattle	301,679	191,019	110,660	38,077	72,583
Providence-Newport	258,992	208,882	50,110	14,007	36,103
Nashville	1,903	12,642	(10,739)	2,331	(13,070)
Philadelphia	121,158	99,602	21,556	55,696	(34,140)
Total	$29,936,181	$10,435,035	$19,501,146	$5,707,395	$13,793,751

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$13,793,751
Fixed wireless, non-market specific
Other expenses	(1,127,386)
Depreciation and amortization	(8,697,630)
Shared wireless infrastructure, net	(16,375,734)
Corporate	(13,419,024)
Other income (expense)	(1,687,195)
Provision for income taxes	(78,532)
Net loss	$(27,591,750)

Year Ended December 31, 2013

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$8,197,925	$2,146,194	$6,051,731	$1,675,298	$4,376,433
Boston	6,508,812	1,460,425	5,048,387	917,559	4,130,828
New York	7,715,840	2,562,328	5,153,512	1,345,250	3,808,262
Chicago	3,273,174	1,161,474	2,111,700	488,619	1,623,081
Miami	1,553,933	433,818	1,120,115	417,986	702,129
Las Vegas-Reno	1,148,540	529,974	618,566	189,991	428,575
San Francisco	1,248,608	491,057	757,551	366,195	391,356
Houston	554,606	215,085	339,521	100,443	239,078
Providence-Newport	441,115	201,570	239,545	59,805	179,740
Seattle	389,839	192,561	197,278	101,929	95,349
Dallas-Fort Worth	681,812	399,465	282,347	257,212	25,135
Philadelphia	157,342	82,607	74,735	88,162	(13,427)
Nashville	21,038	57,030	(35,992)	11,443	(47,435)
Total	$31,892,584	$9,933,588	$21,958,996	$6,019,892	$15,939,104

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$15,939,104
Fixed wireless, non-market specific
Other expenses	(943,412)
Depreciation and amortization	(11,062,809)
Shared wireless infrastructure, net	(15,519,932)
Corporate	(13,881,047)
Other income (expense)	771,338
Provision for income taxes	(78,531)
Net loss	$(24,775,289)

Year Ended December 31, 2012

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Boston	$6,822,836	$1,384,383	$5,438,453	$1,053,816	$4,384,637
Los Angeles	7,946,272	2,244,487	5,701,785	1,571,248	4,130,537
New York	7,286,768	2,308,760	4,978,008	1,271,608	3,706,400
Chicago	3,704,547	1,123,586	2,580,961	728,868	1,852,093
Miami	1,662,264	412,382	1,249,882	368,597	881,285
San Francisco	1,541,928	396,226	1,145,702	357,233	788,469
Las Vegas-Reno	1,545,404	545,793	999,611	216,885	782,726
Seattle	485,484	188,285	297,199	128,176	169,023
Providence-Newport	488,871	205,752	283,119	116,575	166,544
Dallas-Fort Worth	643,174	345,136	298,038	341,295	(43,257)
Nashville	39,184	57,745	(18,561)	36,050	(54,611)
Philadelphia	112,698	71,924	40,774	106,972	(66,198)
Total	$32,279,430	$9,284,459	$22,994,971	$6,297,323	$16,697,648

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$16,697,648
Fixed wireless, non-market specific
Other expenses	(896,311)
Depreciation and amortization	(10,689,868)
Non-core expenses	(9,687,500)
Corporate	(16,169,635)
Other income (expense)	(117,653)
Provision for income taxes	(126,256)
Net loss	$(20,989,575)

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

In June 2013, we entered into the Wi-Fi service agreement with a major cable operator (the “Cable Operator”). The Wi-Fi Agreement provides leased access to certain access points, primarily within New York City. The Cable Operator has a limited right to expand access in other markets. The term of the Wi-Fi Agreement is for an initial three year period and provides for automatic renewals for two additional one year periods.

In August 2014, we executed a master licensing agreement ("MLA") with a carrier for small cell deployments. The MLA establishes the detailed terms and conditions under which individual orders are governed, and are generally designed to expedite the deployment process. The term of this agreement is for 25 years.

Supplemental Segment Information

Operating information about each segment in accordance with Generally Accepted Accounting Principles (“GAAP”) is disclosed in Note 15 of the financial statements. In addition, we use other non-GAAP measurements to assess the operating performance of each segment. These non-GAAP financial measures are commonly used by investors, financial analysts, and rating agencies. Management believes that these non-GAAP financial measures should be available so that investors have the same data that management utilizes in assessing our overall operations. It is important to note, however, that non-GAAP financial measures as presented do not represent cash provided by or used in operating activities and may not be comparable to similarly titled measures reported by other companies. Neither should be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

We focus on Adjusted EBITDA as a principal indictor of the operating efficiency and overall financial performance of our business. We believe this information provides the users of our financial statements with valuable insight into our operating results. EBITDA, a non-GAAP financial measure, is calculated as net income (loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization expenses, excluding when applicable, stock-based compensation, deferred rent expense, other non-operating income or expenses as well as gain or loss on (i) disposal of property and equipment, (ii) nonmonetary transactions, and (iii) business acquisitions.

Net Cash Flow is another commonly used non-GAAP financial measure that we utilize. Net Cash Flow is defined as Adjusted EBITDA less capital expenditures.

Three Months Ended December 31, 2014

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$697,812	$(4,239,627)	$(3,303,121)	$(6,844,936)
Depreciation and amortization	2,098,737	1,025,192	220,614	3,344,543
Stock-based compensation	-	-	220,085	220,085
Loss on nonmonetary transactions	67,953	-	-	67,953
Non-recurring expenses, primarily acquisition-related	-	-	28,346	28,346
Deferred rent	60,206	54,006	(8,807)	105,405
Adjusted EBITDA	2,924,708	(3,160,429)	(2,842,883)	(3,078,604)
Less: Capital expenditures	1,523,831	202,310	43,473	1,769,614
Net Cash Flow	$1,400,877	$(3,362,739)	$(2,886,356)	$(4,848,218)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(3,078,604)
Depreciation and amortization	(3,344,543)
Non-recurring expenses, primarily acquisition-related	(28,346)
Stock-based compensation	(220,085)
Loss on nonmonetary transactions	(67,953)
Deferred rent	(105,405)
Operating Income (Loss)	(6,844,936)
Interest expense, net	(1,506,337)
Other income (expense), net	(3,459)
Provision for income taxes	(78,532)
Net loss	$(8,433,264)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(4,848,218)
Capital expenditures	1,769,614
Non-recurring expenses, primarily acquisition-related	(28,346)
Changes in operating assets and liabilities, net	600,562
Other, net	(865,845)
Net cash used in operating activities	$(3,372,233)

 Three Months Ended December 31, 2013

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$767,954	$(4,242,749)	$(3,153,141)	$(6,627,936)
Depreciation and amortization	2,651,546	875,471	170,869	3,697,886
Stock-based compensation	-	-	314,462	314,462
Loss on property and equipment	38,820	-	-	38,820
Loss on nonmonetary transactions	67,794	-	-	67,794
Deferred rent	230,160	432,201	(86,820)	575,541
Adjusted EBITDA	3,756,274	(2,935,077)	(2,754,630)	(1,933,433)
Less: Capital expenditures	1,160,116	1,264,893	908,796	3,333,805
Net Cash Flow	$2,596,158	$(4,199,970)	$(3,663,426)	$(5,267,238)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(1,933,433)
Depreciation and amortization	(3,697,886)
Stock-based compensation	(314,462)
Loss on property and equipment	(38,820)
Loss on nonmonetary transactions	(67,794)
Deferred rent	(575,541)
Operating Income (Loss)	(6,627,936)
Interest expense, net	(63,844)
Other income (expense), net	(4,130)
Provision for income taxes	(78,531)
Net loss	$(6,774,441)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(5,267,238)
Capital expenditures	3,333,805
Changes in operating assets and liabilities, net	848,636
Other, net	(33,947)
Net cash used in operating activities	$(1,118,744)

 Year Ended December 31, 2014

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$4,152,141	$(16,559,140)	$(13,419,024)	$(25,826,023)
Depreciation and amortization	8,697,630	3,957,784	984,001	13,639,415
Stock-based compensation	-	-	960,490	960,490
Loss on nonmonetary transactions	271,184	-	-	271,184
Non-recurring expenses, primarily acquisition-related	-	-	119,705	119,705
Deferred rent	153,634	258,453	(35,227)	376,860
Adjusted EBITDA	13,274,589	(12,342,903)	(11,390,055)	(10,458,369)
Less: Capital expenditures	5,567,966	2,220,644	382,264	8,170,874
Net Cash Flow	$7,706,623	$(14,563,547)	$(11,772,319)	$(18,629,243)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(10,458,369)
Depreciation and amortization	(13,639,415)
Non-recurring expenses, primarily acquisition-related	(119,705)
Stock-based compensation	(960,490)
Loss on nonmonetary transactions	(271,184)
Deferred rent	(376,860)
Operating Income (Loss)	(25,826,023)
Interest expense, net	(1,672,846)
Other income (expense), net	(14,349)
Provision for income taxes	(78,532)
Net loss	$(27,591,750)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(18,629,243)
Capital expenditures	8,170,874
Non-recurring expenses, primarily acquisition-related	(119,705)
Changes in operating assets and liabilities, net	(1,780,579)
Other, net	(1,054,475)
Net cash used in operating activities	$(13,413,128)

Year Ended December 31, 2013

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$4,115,979	$(15,703,028)	$(13,881,047)	$(25,468,096)
Depreciation and amortization	11,062,809	3,508,646	779,986	15,351,441
Stock-based compensation	-	-	1,253,661	1,253,661
Loss on property and equipment	112,442	8,202	-	120,644
Loss on nonmonetary transactions	272,347	-	-	272,347
Non-recurring expenses, primarily acquisition-related	-	-	112,815	112,815
Deferred rent	230,160	432,201	(86,820)	575,541
Adjusted EBITDA	15,793,737	(11,753,979)	(11,821,405)	(7,781,647)
Less: Capital expenditures	4,518,874	2,314,236	1,258,469	8,091,579
Net Cash Flow	$11,274,863	$(14,068,215)	$(13,079,874)	$(15,873,226)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(7,781,647)
Depreciation and amortization	(15,351,441)
Non-recurring expenses, primarily acquisition-related	(112,815)
Stock-based compensation	(1,253,661)
Loss on property and equipment	(120,644)
Loss on nonmonetary transactions	(272,347)
Deferred rent	(575,541)
Operating Income (Loss)	(25,468,096)
Interest expense, net	(217,741)
Gain on business acquisition	1,004,099
Other income (expense), net	(15,020)
Provision for income taxes	(78,531)
Net loss	$(24,775,289)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(15,873,226)
Capital expenditures	8,091,579
Non-recurring expenses, primarily acquisition-related	(112,815)
Changes in operating assets and liabilities, net	(1,169,868)
Other, net	(420,108)
Net cash used in operating activities	$(9,484,438)

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

      Revenues. Revenues totaled $33,036,153 during the year ended December 31, 2014 compared to $33,433,284 during the year ended December 31, 2013 representing a decrease of $397,131, or 1%. Revenues for the Fixed Wireless segment totaled $30,119,587 during the year ended December 31, 2014 compared to $32,075,680 during the year ended December 31, 2013 representing a decrease of $1,956,093, or 6%. The decrease principally related to an 8% decrease in the base of customers billed on a monthly recurring basis. New customer additions have been adversely impacted by a 14% decrease in the number of account executives which averaged 31 during the year ended December 31, 2014 compared to 36 during the year ended December 31, 2013. In March 2015, we opened a second sales office in Florida and believe that our ability to recruit talent from an additional geographic area will increase the number of account executives and improve sales productivity levels. Revenues for the Shared Wireless segment totaled $3,099,972 during the year ended December 31, 2014 compared to $1,540,700 during the year ended December 31, 2013 representing an increase of $1,559,272 or greater than 100%. The increase was primarily related to a full year of revenues recognized in 2014 under a large cable company customer contract which commenced in July 2013.

    Average revenue per user (“ARPU”) for the Fixed Wireless segment totaled $772 as of December 31, 2014 compared to $761 as of December 31, 2013 representing an increase of $11, or 1%. The increase in ARPU primarily related to customers upgrading to higher bandwidth service which generates higher monthly recurring revenue.  ARPU for new customers totaled $639 during the year ended December 31, 2014 compared to $663 during the year ended December 31, 2013 representing a decrease of $24, or 4%.

Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.85% during the year ended December 31, 2014 compared to 1.86% during the year ended December 31, 2013. Our goal is to maintain churn levels between 1.40% and 1.70% which we believe is below industry averages of approximately 2.00%. Churn levels can fluctuate from period to period depending upon whether customers move to a location not serviced by the Company, go out of business, or a myriad of other reasons.

Cost of Revenues. Cost of revenues totaled $24,520,028 during the year ended December 31, 2014 compared to $21,854,163 during the year ended December 31, 2013 representing an increase of $2,665,865 or 12%. On a consolidated basis, higher rent expense represented approximately 107% of the increase with rents for PoPs for the Fixed Wireless segment increasing by approximately $593,000 and rents for street level rooftops for the Shared Wireless segment increasing by approximately $2,282,000. The number of street level rooftops for the Shared Wireless segment were approximately 12% higher at December 31, 2014 compared to December 31, 2013. Other cost of revenues, including bandwidth and customer network costs, totaled $2,839,792 during the year ended December 31, 2014 as compared to $3,048,857 during the year ended December 31, 2013 representing a decrease of $209,065, or 7%. On a consolidated basis, gross margin was 26% for the year ended December 31, 2014 as compared to 35% for the year ended December 31, 2013 representing a decrease of 9 percentage points with the Shared Wireless and Fixed Wireless segments accounting for 7 and 2 of the percentage point decreases, respectively. On a per market basis, approximately $2,274,000, or 85%, of the increase in cost of revenues occurred in our New York City market which is the second largest market for our Fixed Wireless segment and where approximately 64% of the street level rooftops for our Shared Wireless segment are located.

Depreciation and Amortization. Depreciation and amortization totaled $13,639,415 during the year ended December 31, 2014 compared to $15,351,441 during the year ended December 31, 2013 representing a decrease of $1,712,026 or 11%. Depreciation expense totaled $12,750,446 during the year ended December 31, 2014 compared to $12,257,624 during the year ended December 31, 2013 representing an increase of $492,822, or 4%. The base of depreciable assets increased approximately 10% during 2014, however, newly acquired assets will not have a full year of depreciation in the year of acquisition which lessens the impact of a higher base on depreciation expense. The increase in the depreciable base during the year ended December 31, 2014 reflects continued growth in our fixed wireless network (approximately $5,871,000), spending on our shared wireless infrastructure (approximately $1,916,000) and additions resulting from other expenditures (approximately $384,000).

Amortization expense totaled $888,969 during the year ended December 31, 2014 compared to $3,093,817 during the year ended December 31, 2013 representing a decrease of $2,204,848, or 71%. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods. The decrease was related to two acquisitions which had modest or no amortization in the 2014 period but full amortization in the 2013 period. We recognized zero and $819,093 of amortization expense in the 2014 and 2013 periods, respectively, related to intangible assets associated with One Velocity which became fully amortized in November 2013. In addition, we recognized $496,697 and $1,947,830 of amortization expense in the 2014 and 2013 periods, respectively, related to intangible assets associated with Color Broadband which became fully amortized in April 2014. These decreases were partially offset by higher amortization expense associated with the Delos acquisition which was completed in February 2013, and for which $392,272 was recorded in the 2014 period compared to $326,894 in the 2013 period.

Customer Support Services. Customer support services totaled $4,796,038 during the year ended December 31, 2014 compared to $4,883,219 during the year ended December 31, 2013 representing a decrease of $87,181 or 2%.  The decrease was primarily related to lower payroll costs as average headcount decreased 3% to 69 during 2014 as compared to 71 during 2013.

Sales and Marketing. Sales and marketing expenses totaled $5,570,191 during the year ended December 31, 2014 compared to $5,779,500 during the year ended December 31, 2013 representing a decrease of $209,309, or 4%. Compensation related costs, including sales commissions, totaled $3,815,222 during the 2014 period as compared to $4,170,511 during the 2013 period representing a decrease of $355,289, or 9%. Average headcount totaled 41 during the 2014 period compared to 48 during the 2013 period representing a decrease of 7, or 15%. Channel commissions totaled $440,281 during the 2014 period as compared to $385,049 during the 2013 period representing an increase of $55,232, or 14%. Advertising costs totaled $1,132,845 during the 2014 period as compared to $1,100,353 during the 2013 period representing an increase of $32,492, or 3%. Other costs, including travel, entertainment, dues, and subscriptions totaled $181,843 during the 2014 period as compared to $123,588 during the 2013 period representing an increase of $58,255, or 47%.

General and Administrative. General and administrative expenses totaled $10,336,504 during the year ended December 31, 2014 compared to $11,033,057 during the year ended December 31, 2013 representing a decrease of $696,553, or 6%. Payroll costs totaled $3,702,328 during 2014 compared to $4,049,344 during 2013 representing a decrease of $347,016, or 9%. Average headcount totaled 34 during the 2014 period compared to 37 during the 2013 period representing a decrease of 3, or 8%. Stock-based compensation totaled $960,490 during 2014 compared to $1,253,661 during 2013 representing a decrease of $293,171 or 23%. Stock-based compensation can fluctuate significantly from period to period depending on the timing, quantity and valuation of stock option grants. Facilities expense totaled $408,490 during the 2014 period compared to $654,613 during the 2013 period representing a decrease of $246,123, or 38%. Office expense totaled $495,837 during the 2014 period compared to $582,355 during the 2013 period representing a decrease of $86,518, or 15%. The Company consolidated its corporate offices from two buildings to one building which has lowered its facilities costs and office expenses. Insurance expense totaled $468,583 during the 2014 period compared to $278,899 during the 2013 period representing an increase of $189,684, or 68%. The increase primarily related to higher workers' compensation premiums. Bad debt expense totaled $322,000 during the 2014 period compared to $85,000 during the 2013 period representing an increase of $237,000, or greater than 100%. Approximately two thirds of the increase related to a temporary link customer and one third related to a shared wireless customer which had paid for fifteen months of service prior to ceasing operations.

Interest Expense, Net.     Interest expense, net totaled $1,672,846 during the year ended December 31, 2014 compared to $217,741 during the year ended December 31, 2013 representing an increase of $1,455,105, or greater than 100%. The increase related to the $35 million secured term loan which closed in October 2014. Cash and non-cash interest expense in 2014 totaled $591,111 and $877,461, respectively. Non-cash interest expense included payment-in-kind interest, and the amortization of (i) debt issuance costs, and (ii) discounts associated with (a) original issuance pricing and (b) fair value of warrants issued in connection with the financing.

Gain on Business Acquisition.     There was no gain on business acquisition during the year ended December 31, 2014 compared to $1,004,099 during the year ended December 31, 2013. The gain recognized in the 2013 period related to the acquisition of Delos in February 2013. We were able to acquire the customer relationships and wireless network of Delos at a discounted price as the challenging economic environment during this period made it difficult for smaller companies to raise capital to sustain their growth.

Net Loss. Net loss totaled $27,591,750 during the year ended December 31, 2014 compared to $24,775,289 during the year ended December 31, 2013 representing an increase of $2,816,461, or 11%. The increase was not related to operating results as revenues decreased by $397,131, or 1%, while operating expenses decreased by $39,204 or less than 1%. Instead, the increase related to items included in other income (expense). Interest expense totaled $1,710,825 in 2014 related to the Company's $35 million debt financing completed in October 2014 as compared to interest expense of $220,634 recognized in 2013 resulting in a net increase of $1,490,191. In addition, the Company recognized a gain on acquisition of $1,004,099 in 2013 as compared to zero in 2014.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues. Revenues totaled $33,433,284 during the year ended December 31, 2013 compared to $32,279,430 during the year ended December 31, 2012 representing an increase of $1,153,854, or 4%. Substantially all of the revenue increase was attributable to our Shared Wireless segment. Fixed wireless revenues increased by $171,786, or 1%, primarily related to an increase in Average Revenue Per User (“ARPU”) from $717 in the 2012 period to $761 in the 2013 period. The increase in ARPU was offset by higher than normal churn levels.

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

Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.86% during the year ended December 31, 2013 compared to 1.58% during the year ended December 31, 2012. Our goal is to maintain churn levels between 1.40% and 1.70% which we believe is below industry averages of approximately 2.00%. Churn levels can fluctuate from period to period depending upon whether customers move to a location not serviced by the Company, go out of business, or a myriad of other reasons. Churn has averaged 1.63% over the past 36 months and we do not believe that the slightly higher than targeted churn level is indicative of any long term business developments or trends.

Cost of Revenues.   Cost of revenues totaled $21,854,163 during the year ended December 31, 2013 compared to $15,376,136 during the year ended December 31, 2012 representing an increase of $6,478,027, or 42%. On a consolidated basis, gross margin during the year ended December 31, 2013 was 35% as compared to 52% during the year ended December 31, 2012 representing a decrease of 17 percentage points. Higher rent expense associated with both PoPs for the Fixed Wireless network and street level rooftops for the Shared Wireless Infrastructure network increased cost of revenues by $1,322,208 and $6,008,015, respectively, and reduced gross margin by 4 and 18 percentage points, respectively. Increases in rent expense for the Fixed Wireless network primarily related to an increase in the number of PoPs in 2013 including those acquired in the Delos acquisition as well as base rent increases associated with increasing the number of antenna on our PoPs. Increases in rent expense for the Shared Wireless network primarily related to a higher number of lease agreements in the 2013 period as compared to the 2012 period. These increases were partially offset by lower Customer Network and other costs which decreased by $852,196 and benefited gross margin by 3 percentage points.

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

Customer Support Services. Customer support services totaled $4,883,219 during the year ended December 31, 2013 compared to $5,712,463 during the year ended December 31, 2012 representing a decrease of $829,244, or 15%. The decrease was primarily related to lower payroll costs as average headcount totaled 71 during the 2013 period as compared to 81 during the 2012 period representing a decrease of 10, or 12%

Sales and Marketing. Sales and marketing expenses totaled $5,779,500 during the year ended December 31, 2013 compared to $6,134,020 during the year ended December 31, 2012 representing a decrease of $354,520, or 6%. Average headcount totaled 48 during the 2013 period as compared to 55 during the 2012 period representing a decrease of 7, or 13%. In addition, channel commissions totaled $385,049 during 2013 compared to $307,574 during 2012 representing an increase of $77,475, or 25%.

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

Interest Expense, net.     Interest expense, net totaled $217,741 during the year ended December 31, 2013 compared to $63,714 during the year ended December 31, 2012 representing an increase of $154,027 or greater than 100%. In total, we entered into six capital leases between June 2011 and April 2013 for equipment totaling approximately $3.7 million. We incurred interest expense on these six leases of $161,452 and $55,828 in 2013 and 2012, respectively. In addition, interest income decreased by $38,368 in the 2013 period compared to the 2012 period related to a decision to apply earnings credits against bank charges rather than be paid interest income as it yielded a higher net benefit to the Company.

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

Net Loss.  Net loss totaled $24,775,289 during the year ended December 31, 2013 compared to $20,989,575 during the year ended December 31, 2012 representing an increase of $3,785,714, or 18%. Revenues increased by $1,153,854, or 4%, while operating expenses increased by $5,876,284 or 11%. In addition, non-operating income, primarily related to gain on a business acquisition, totaled $771,338 for the year ended December 31, 2013 compared to non-operating expense of $117,653 for the year ended December 31, 2012.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Changes in capital resources during the year ended December 31, 2014 and 2013 are described below. At February 28, 2015, we had cash and cash equivalents totaling approximately $34,074,000.

Net Cash Used In Operating Activities.   Net cash used in operating activities for the year ended December 31, 2014 totaled $13,413,128 compared to $9,484,438 for the year ended December 31, 2013 representing an increase of $3,928,690, or 41%. Cash used in operations for the year ended December 31, 2014 totaled $11,632,549 as compared to $8,314,570 for the year ended December 31, 2013 representing an increase of $3,317,979, or 40%. The increase primarily related to higher cost of revenues in the 2014 period related to increased rent expense for both business segments. Changes in operating assets and liabilities generally represent timing differences regarding payments and receipts, and are normally not indicative of operating results. Changes in operating assets and liabilities used cash of $1,780,579 during the year ended December 31, 2014 as compared to $1,169,868 for the year ended December 31, 2013 representing an increase of $610,711, or 52%.

Net cash used in operating activities for the year ended December 31, 2013 totaled $9,484,438 compared to $8,078,493 for the year ended December 31, 2012 representing an increase of $1,405,945, or 17%. Cash used in operations for the year ended December 31, 2013 totaled $8,314,570 as compared to $5,244,641 for the year ended December 31, 2012 representing an increase of $3,069,929, or 59%. Changes in operating assets and liabilities generally represent timing differences regarding payments and receipts, and are normally not indicative of operating results. Changes in operating assets and liabilities used cash of $1,169,868 during the year ended December 31, 2013 as compared to using cash of $2,833,852 during the year ended December 31, 2012 representing a decrease of $1,663,984, or 59%.

Net Cash Used in Investing Activities. Net cash used in investing activities for the year ended December 31, 2014 totaled $7,036,756 compared to $7,562,464 for the year ended December 31, 2013 representing a decrease of $525,708 or 7%. Cash capital expenditures for the Fixed Wireless segment increased from $4,256,335 in the 2013 period to $4,803,272 in the 2014 period representing an increase of $546,937, or 13%. Cash capital expenditures for the Shared Wireless Infrastructure segment increased from $1,890,861 in the 2013 period to $2,188,220 in the 2014 period representing an increase of $297,359, or 16%. Capital expenditures for both business segments can fluctuate from period to period depending upon the number of customer additions and upgrades, network construction activity related to increasing capacity or coverage, and other related reasons. In addition, we received an incentive payment of $380,000 in the 2014 period from our landlord in connection with entering a new lease agreement for our corporate offices. These funds were used to pay for qualified leasehold improvements to the facility. Finally, we paid cash of $225,000 for the acquisition of Delos in the 2013 period. There were no acquisitions in the 2014 period.

Net cash used in investing activities for the year ended December 31, 2013 totaled $7,562,464 compared to $21,343,128 for the year ended December 31, 2012 representing a decrease of $13,780,664 or 65%. Capital expenditures for the Fixed Wireless segment decreased from $10,982,881 in the 2012 period to $4,256,335 in the 2013 period representing a reduction of $6,726,546, or 61%. During the 2012 period, we upgraded the fixed wireless network acquired in connection with the acquisition of Color Broadband and also added additional capacity in order to be able to provide backhaul services to the shared wireless infrastructure network. Capital expenditures for the Shared Wireless Infrastructure segment decreased from $9,900,974 in the 2012 period to $1,890,861in the 2013 period representing a reduction of $8,010,113, or 81%. During the 2012 period, the construction of a carrier class network to offload data traffic and offer access for small cells was substantially completed. Finally, we paid cash of $225,000 for the acquisition of Delos Internet. There were no acquisitions in the 2012 period.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities for the year ended December 31, 2014 totaled $30,295,862 compared to $30,076,207 for the year ended December 31, 2013, representing an increase of $219,655, or 1%. We received net proceeds of $31,056,260 in the fourth quarter of 2014 in connection with a debt financing. We received net proceeds of $30,499,336 in the first quarter of 2013 in connection with the sale of 11,000,000 shares of our common stock at a public offering price of $3.00 per share.

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

Acquisition of Color Broadband. In December 2011, we completed the acquisition of certain customer relationships, network infrastructure and related assets of Color Broadband which was based in the Los Angeles area. The aggregate consideration for the acquisition included (i) approximately $2.8 million in cash, (ii) 827,230 shares of common stock with a fair value of approximately $2.0 million, and (iii) approximately $0.3 million in assumed liabilities. The acquisition of Color Broadband was a business combination accounted for under the acquisition method.

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

Debt Financing. In October 2014, we entered into a loan agreement (the “Loan Agreement”) with Melody Business Finance, LLC (the “Lender”). The Lender provided us with a five-year $35 million secured term loan (the “Financing”). The Financing was issued at a 3% discount and the Company incurred $2,893,739 in debt issuance costs. Net proceeds were $31,056,260.

Pursuant to the terms of the Loan Agreement, the loan bears interest at a rate equal to the greater of (i) the sum of the most recently effective one month Libor as in effect on each payment date plus 7% or (ii) 8% per annum, and additional paid in kind (“PIK”), or deferred, interest that accrues at 4% per annum.

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

Capital Resources. As of December 31, 2014, we had cash and cash equivalents of $38,027,509 and working capital of $35,067,152. Based on our current operating activities and plans, we believe our capital resources at the end of December 31, 2014 will enable us to meet our anticipated cash requirements for at least the next twelve months.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2014:

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter
Operating leases	$64,296,796	$20,885,399	$19,548,552	$13,793,190	$6,281,442	$2,758,765	$1,029,448
Long-term debt	35,295,556	-	-	-	-	35,295,556	-
Capital leases	2,404,928	1,042,934	790,345	517,727	53,922	-	-
Deferred payments	11,969	11,627	342	-	-		-
Other	121,415	121,415	-	-	-		-
Total	$102,130,664	$22,061,375	$20,339,239	$14,310,917	$6,335,364	$38,054,321	$1,029,448

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

Long-Term Debt. We have entered into a loan agreement with Melody Business Finance, LLC. The $35 million term loan becomes due in October 2019. We had $295,556 of accrued PIK interest as of December 31, 2014.

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

Impact of Inflation, Changing Prices and Economic Conditions

Pricing for many technology products and services have historically decreased over time due to the effect of product and process improvements and enhancements. In addition, economic conditions can affect the buying patterns of customers. In 2014, our customer base continued to upgrade to higher bandwidth products as business conditions and the general economy continued to improve. Customers continued to place a premium on value and performance. Pricing of services continued to be a focus for prospective buyers with multi-point and midrange product pricing remaining steady while competition for high capacity links intensified. In part, pressure on high capacity links was due to decreased costs for equipment and some competitors willing to sacrifice margins. We believe that our customers will continue to upgrade their bandwidth service. The continued migration of many business activities and functions to the Internet, and growing use of cloud computing should also result in increased bandwidth requirements over the long term. Inflation has remained relatively modest and has not had a material impact on our business in recent years.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which requires an entity to recognize revenue representing the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 is intended to establish principles for reporting useful information to users of financial statements about the nature, amount, timing and uncertainty of revenues and cash flows arising from the entity’s contracts with customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-12 (“ASU 2014-12”), “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which requires a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. ASU 2014-12 states that the performance target should not be reflected in estimating the grant date fair value of the award. ASU 2014-12 clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the periods for which the requisite service has already been rendered. The new standard is effective for us on January 1, 2016. We do not expect adoption of ASU 2014-12 to have a significant impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014–15 (“ASU 2014-15”), “Presentation of Financial Statements – Going Concern.”  ASU 2014-15 provides GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  The new standard is effective for us on January 1, 2017. We do not expect the adoption of ASU 2014–15 to have a significant impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

 Market Rate Risk

 Market risk is the potential loss arising from adverse changes in market rates and prices.  Our primary market risk relates to interest rates.    At December 31 2014, all cash and cash equivalents are immediately available cash balances.  A portion of our cash and cash equivalents are held in institutional money market funds.

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

Item 8. Financial Statements and Supplementary Data.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Towerstream Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Towerstream Corporation and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2014, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Towerstream Corporation and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years ended December 31, 2014, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Towerstream Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated, March 12, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 12, 2015

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$38,027,509	$28,181,531
Accounts receivable, net	1,310,647	611,548
Prepaid expenses and other current assets	926,699	925,587
Total Current Assets	40,264,855	29,718,666

Property and equipment, net	33,905,286	38,484,858

Intangible assets, net	2,199,858	3,088,827
Goodwill	1,674,281	1,674,281
Other assets	4,277,558	1,950,835
Total Assets	$82,321,838	$74,917,467

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$871,251	$1,241,743
Accrued expenses	2,038,696	2,532,679
Deferred revenues	1,384,846	1,396,780
Current maturities of capital lease obligations	845,668	783,051
Other	57,242	67,255
Total Current Liabilities	5,197,703	6,021,508

Long-Term Liabilities
Long-term debt, net of debt discount of $3,194,147	32,101,409	-
Capital lease obligations, net of current maturities	1,285,858	1,805,336
Other	1,774,841	996,682
Total Long-Term Liabilities	35,162,108	2,802,018
Total Liabilities	40,359,811	8,823,526

Commitments (Note 14)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 95,000,000 shares authorized; 66,656,789 and 66,424,561 shares issued and outstanding, respectively	66,657	66,425
Additional paid-in-capital	157,631,299	154,171,695
Accumulated deficit	(115,735,929)	(88,144,179)
Total Stockholders' Equity	41,962,027	66,093,941
Total Liabilities and Stockholders' Equity	$82,321,838	$74,917,467

The accompanying notes are an integral part of these consolidated financial statements.

 TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013	2012

Revenues	$33,036,153	$33,433,284	$32,279,430

Operating Expenses
Cost of revenues (exclusive of depreciation)	24,520,028	21,854,163	15,376,136
Depreciation and amortization	13,639,415	15,351,441	13,634,294
Customer support services	4,796,038	4,883,219	5,712,463
Sales and marketing	5,570,191	5,779,500	6,134,020
General and administrative	10,336,504	11,033,057	12,168,183
Total Operating Expenses	58,862,176	58,901,380	53,025,096
Operating Loss	(25,826,023)	(25,468,096)	(20,745,666)
Other Income/(Expense)
Interest expense, net	(1,672,846)	(217,741)	(63,714)
Gain on business acquisitions	-	1,004,099	(40,079)
Other income (expense), net	(14,349)	(15,020)	(13,860)
Total Other Income/(Expense)	(1,687,195)	771,338	(117,653)
Loss before income taxes	(27,513,218)	(24,696,758)	(20,863,319)
Provision for income taxes	(78,532)	(78,531)	(126,256)
Net Loss	$(27,591,750)	$(24,775,289)	$(20,989,575)

Net loss per common share – basic and diluted	$(0.41)	$(0.38)	$(0.39)
Weighted average common shares outstanding – basic and diluted	66,803,767	65,181,310	54,434,173

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2014, 2013 and 2012

	Common Stock		Additional
	Shares	Amount	Paid-In- Capital	Accumulated Deficit	Total
Balance at December 31, 2011	54,256,083	$54,256	$119,469,969	$(42,379,315)	$77,144,910
Cashless exercise of options	162,884	163	(163)	-	-
Exercise of options	337,128	337	328,704	-	329,041
Issuance of common stock under employee stock purchase plan	28,723	29	117,222	-	117,251
Issuance of common stock upon vesting of restricted stock awards	30,000	30	(30)	-	-
Stock-based compensation for options	-	-	1,532,282	-	1,532,282
Stock-based compensation for restricted stock	-	-	108,350	-	108,350
Adjustment to common stock issued for business acquisitions	(144,106)	(144)	(403,222)	-	(403,366)
Fair value of options repurchased	-	-	(34,985)	-	(34,985)
Net loss	-	-	-	(20,989,575)	(20,989,575)
Balance at December 31, 2012	54,670,712	54,671	121,118,127	(63,368,890)	57,803,908
Cashless exercise of options	37,770	38	(38)	-	-
Exercise of options	284,688	285	292,104	-	292,389
Issuance of common stock under employee stock purchase plan	31,267	31	80,687	-	80,718
Issuance of common stock upon vesting of restricted stock awards	15,000	15	(15)	-	-
Net proceeds from issuance of common stock	11,000,000	11,000	30,488,336	-	30,499,336
Issuance of common stock for business acquisitions	385,124	385	950,871	-	951,256
Stock-based compensation for options	-	-	1,182,523	-	1,182,523
Stock-based compensation for restricted stock	-	-	59,100	-	59,100
Net loss	-	-	-	(24,775,289)	(24,775,289)
Balance at December 31, 2013	66,424,561	66,425	154,171,695	(88,144,179)	66,093,941
Cashless exercise of options	192,270	192	(192)		-
Issuance of common stock under employee stock purchase plan	24,958	25	46,903	-	46,928
Issuance of common stock upon vesting of restricted stock awards	15,000	15	(15)	-	-
Stock-based compensation for options	-	-	953,470	-	953,470
Fair value of options repurchased	-	-	(3,793)	-	(3,793)
Debt discount associated with warrants issued in connection with issuance of debt	-	-	2,463,231	-	2,463,231
Net loss	-	-	-	(27,591,750)	(27,591,750)
Balance at December 31, 2014	66,656,789	$66,657	$157,631,299	$(115,735,929)	$41,962,027

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities
Net Loss	$(27,591,750)	$(24,775,289)	$(20,989,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	78,532	78,531	126,256
Provision for doubtful accounts	322,000	85,000	219,082
Depreciation for property, plant and equipment	12,750,446	12,257,624	10,262,526
Amortization for customer based intangibles	888,969	3,093,817	3,371,768
Amortization of debt issuance costs	262,820	-	-
Amortization of debt discount	319,084	-	-
Stock-based compensation	960,490	1,253,661	1,658,200
Gain on business acquisitions	-	(1,004,099)	40,079
Loss on sale and disposition of property and equipment	-	120,644	171,230
Deferred rent	376,860	575,541	(104,207)
Changes in operating assets and liabilities:
Accounts receivable	(1,021,099)	(8,007)	(202,051)
Prepaid expenses and other current assets	(1,112)	17,834	(537,609)
Other assets	346,765	302,780	(1,289,698)
Account payable	(370,492)	48,766	(280,477)
Accrued expenses	(1,018,263)	(1,410,582)	(169,467)
Deferred revenues	(11,934)	(120,659)	(354,550)
Accrued interest	295,556	-	-
Total Adjustments	14,178,622	15,290,851	12,911,082
Net Cash Used In Operating Activities	(13,413,128)	(9,484,438)	(8,078,493)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(7,306,942)	(7,143,376)	(20,722,510)
Lease incentive payment from landlord	380,000	-	-
Acquisition of a business, net of cash acquired	-	(222,942)	-
Proceeds from sale of property and equipment	-	18,365	12,850
Payments of security deposits	(42,568)	(51,524)	(345,129)
Deferred acquisition payments	(67,246)	(162,987)	(288,339)
Net Cash Used In Investing Activities	(7,036,756)	(7,562,464)	(21,343,128)

Cash Flows From Financing Activities
Payments on capital leases	(796,513)	(784,198)	(492,479)
Proceeds upon exercise of options	-	292,389	329,041
Issuance of common stock under employee stock purchase plan	39,908	68,680	99,683
Net proceeds from debt financing	31,056,260	-	-
Fair value of options repurchased	(3,793)	-	(34,985)
Net proceeds from sale of common stock	-	30,499,336	-
Net Cash Provided By (Used In) Financing Activities	30,295,862	30,076,207	(98,740)

Net Increase (Decrease) In Cash and Cash Equivalents	9,845,978	13,029,305	(29,520,361)

Cash and Cash Equivalents – Beginning of year	28,181,531	15,152,226	44,672,587
Cash and Cash Equivalents – Ending of year	$38,027,509	$28,181,531	$15,152,226

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$833,364	$220,634	$105,245
Taxes	$24,609	$21,619	$19,993
Non-cash investing and financing activities:
Fair value of common stock (returned)/ issued in connection with acquisitions	$-	$951,256	$(403,366)
Acquisition of property and equipment:
Under capital leases	$339,652	$80,894	$2,915,580
Included in accrued expenses	$524,280	$867,311	$1,240,774
Other	$-	$-	$18,679

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

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”). Hetnets was formed to operate a new shared wireless infrastructure platform that emerged from the Company's efforts to identify opportunities to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Hetnets operates a carrier-class network which has been constructed on "street level rooftops" which are closer to the ground (where Wi-Fi and small cell can operate with less interference from the macro cell) than the Company's traditional fixed wireless network. The Company believes that the wireless communications industry is experiencing a fundamental shift from its traditional macro-cellular architecture to densified small cell architecture where existing cell sites will be supplemented by many smaller base stations operating near street level. Hetnets is structured to operate like a tower company and expects to generate rental income from four separate sources including (i) rental of space on street level rooftops for the installation of customer owned small cells which includes Wi-Fi antennae, Distributed Antenna System (“DAS”), and Metro and Pico cells, (ii) rental of a channel on Hetnets’ Wi-Fi network for Internet access and the offloading of mobile data, (iii) rental of a port for backhaul or transport, and (iv) power and other related services. The Company refers to the activities of Hetnets as its “Shared Wireless Infrastructure” (or “Shared Wireless”) business.

In June 2013, Hetnets entered into a Wi-Fi service agreement (the “Wi-Fi Agreement”) with a major cable operator (the “Cable Operator”). The Wi-Fi Agreement provides leased access to certain access points, primarily within New York City. The Cable Operator has a limited right to expand access in other Hetnets’ markets. The term of the Wi-Fi Agreement is for an initial three year period and provides for automatic annual renewals for two additional one year periods.

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

Concentration of Credit Risk.     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2014, the Company had cash and cash equivalent balances of approximately $37,506,000 in excess of the federally insured limit of $250,000.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

	Years Ended December 31,
	2014	2013
Beginning of period	$81,009	$190,109
Additions	322,000	85,000
Deductions	(343,736)	(194,100)
End of period	$59,273	$81,009

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

The Company has determined that there were no impairments of property and equipment or intangible assets during the years ended December 31, 2014 and 2013.

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

Business Acquisitions. Business combinations are accounted for using the acquisition method. The cost of an acquisition is measured as the fair value of the consideration transferred on the acquisition date. When the Company acquires a business, it assesses the acquired assets and liabilities assumed for the appropriate classification and designation in accordance with the contractual terms, economic circumstances and pertinent conditions at the acquisition date. The excess of the total consideration transferred over the net identifiable assets acquired and liabilities assumed is recognized as goodwill. If this consideration is lower than the fair value of the identifiable net assets acquired, the difference is recognized as a gain on business acquisition. Acquisition costs are expensed and included in general and administrative expenses in the Company’s consolidated statements of operations.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired in an acquisition. Goodwill is not amortized but rather is reviewed annually for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable. The Company initially performs a qualitative assessment of goodwill which considers macro-economic conditions, industry and market trends, and the current and projected financial performance of the reporting unit. No further analysis is required if it is determined that there is a less than 50 percent likelihood that the carrying value is greater than the fair value. The Company completed a qualitative assessment and determined that there was no impairment of goodwill as of December 31, 2014 and 2013, respectively.

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

Revenue Recognition.     The Company normally enters into contractual agreements with its customers for periods ranging between one to three years. The Company recognizes the total revenue provided under a contract ratably over the contract period, including any periods under which the Company has agreed to provide services at no cost. The Company applies the revenue recognition principles set forth under the United States Securities and Exchange Commission Staff Accounting Bulletin 104, (“SAB 104”) which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

Deferred Revenues. Customers are billed monthly in advance. Deferred revenues are recognized for that portion of monthly charges not yet earned as of the end of the reporting period. Deferred revenues are also recognized for certain customers who pay for their services in advance.

Advertising Costs. The Company charges advertising costs to expense as incurred. Advertising costs for the years ended December 31, 2014, 2013 and 2012 were approximately $1,133,000, $1,100,000 and $1,096,000, respectively, and are included in sales and marketing expenses in the Company’s consolidated statements of operations.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise of these common stock equivalents would dilute earnings per shares if the Company becomes profitable in the future. The exercise of the stock options and warrants outstanding at December 31, 2014 would generate proceeds up to approximately $16,203,000.

	Years Ended December 31,
	2014	2013	2012
Stock options	3,997,695	4,055,016	3,916,045
Warrants	2,850,000	450,000	450,000
Total	6,847,695	4,505,016	4,366,045

Reclassifications.    Certain accounts in the prior years’ consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s consolidated financial statements. These reclassifications have no effect on the previously reported net loss.

Recent Accounting Pronouncements. In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which requires an entity to recognize revenue representing the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 is intended to establish principles for reporting useful information to users of financial statements about the nature, amount, timing and uncertainty of revenues and cash flows arising from the entity’s contracts with customers. ASU 2014-09 will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles (“GAAP”) when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-12 (“ASU 2014-12”), “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which requires a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. ASU 2014-12 states that the performance target should not be reflected in estimating the grant date fair value of the award. ASU 2014-12 clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the periods for which the requisite service has already been rendered. The new standard is effective for the Company on January 1, 2016. The Company does not expect adoption of ASU 2014-12 to have a significant impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014–15 (“ASU 2014-15”), “Presentation of Financial Statements – Going Concern.”  ASU 2014-15 provides GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  The new standard is effective for the Company on January 1, 2017. The Company does not expect the adoption of ASU 2014–15 to have a significant impact on its consolidated financial statements.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Color Broadband Communications

In December 2011, the Company completed the acquisition of Color Broadband Communications (“Color Broadband”) and determined that it was a business combination to be accounted for under the acquisition method. The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date. The number of shares issued was based on the closing price of the Company's common stock on the December 2, 2011 closing date which was $2.47.

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

During the year ended December 31, 2012, the Company incurred approximately $359,000 of third-party costs in connection with the Color Broadband acquisition. These expenses are included in the general and administrative expenses in the Company’s consolidated statements of operations.

Pro Forma Information

The following table reflects the unaudited pro forma consolidated results of operations had the Delos acquisition taken place at the beginning of the 2013 and 2012 periods:

	Years Ended December 31,
	2013	2012
Revenues	$33,545,854	$32,954,850
Amortization expense	3,159,196	3,764,041
Total operating expenses	59,073,359	54,056,970
Net loss	(24,756,167)	(21,219,773)
Basic net loss per share	$(0.38)	$(0.39)

The pro forma information presented above does not purport to present what actual results would have been had the Delos acquisition actually occurred at the beginning of 2013 and 2012 nor does the information project results for any future period.

Note 4.    Property and Equipment

Property and equipment is comprised of:

	As of December 31,
	2014	2013
Network and base station equipment	$35,836,469	$32,233,262
Customer premise equipment	26,511,691	24,244,017
Shared wireless infrastructure	21,044,189	19,128,064
Information technology	4,628,555	4,417,869
Furniture, fixtures and other	1,669,340	1,661,567
Leasehold improvements	1,599,393	1,433,984
	91,289,637	83,118,763
Less: accumulated depreciation	57,384,351	44,633,905
Property and equipment, net	$33,905,286	$38,484,858

Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	As of December 31,
	2014	2013
Network and base station equipment	$1,003,875	$828,027
Shared wireless infrastructure	1,230,305	1,216,142
Customer premise equipment	246,484	96,843
Information technology	1,860,028	1,860,028
	4,340,692	4,001,040
Less: accumulated depreciation	2,135,534	1,333,666
Property acquired through capital leases, net	$2,205,158	$2,667,374

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 5. Intangible Assets

Intangible assets consist of the following:

	As of December 31,
	2014	2013
Goodwill	$1,674,281	$1,674,281

Customer relationships	$11,856,127	$11,856,127
Less: accumulated amortization of customer relationships	10,940,824	10,051,855
Customer relationships, net	915,303	1,804,272
FCC licenses	1,284,555	1,284,555
Intangible assets, net	$2,199,858	$3,088,827

Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $888,969, $3,093,817 and $3,371,768, respectively. The customer contracts acquired in December 2010 for the Pipeline Wireless LLC acquisition were amortized over a 17 month period which ended May 2012. The customer contracts acquired in May 2011 for the One Velocity, Inc. acquisition were amortized over a 30 month period ending November 2013. The customer contracts acquired in the Color Broadband acquisition were amortized over a 28 month period ending April 2014. The customer contracts acquired in the Delos acquisition are being amortized over a 50 month period ending April 2017. As of December 31, 2014, the remaining amortization period for the Delos acquisition was 28 months. Balances related to the Company’s other acquisitions have been fully amortized. Future amortization expense is as follows:

Years Ending December 31,
2015	$392,272
2016	392,272
2017	130,759
$915,303

 The Company’s licenses with the FCC are not subject to amortization as they have an indefinite useful life.

Note 6. Accrued Expenses

Accrued expenses consist of the following:	As of December 31,
	2014	2013
Payroll and related	$726,917	$937,624
Property and equipment	524,280	867,311
Other	280,413	293,402
Professional services	256,534	186,917
Network	187,440	138,684
Marketing	63,112	108,741
Total	$2,038,696	$2,532,679

Network represents costs incurred to provide services to the Company’s customers including tower rentals, bandwidth, troubleshooting and gear removal.

Note 7.    Other Liabilities

Other liabilities consist of the following:	As of December 31,
	2014	2013
Current
Deferred rent	$46,058	$-
Deferred acquisition payments	11,184	67,255
Total	$57,242	$67,255

Long-Term
Deferred rent	$1,373,163	$662,361
Deferred acquisition payments	341	11,516
Deferred taxes	401,337	322,805
Total	$1,774,841	$996,682

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Deferred acquisition payments related to Delos totaled $11,525 at December 31, 2014 and bear interest at a rate of 7%. In May 2014, the Company made its last deferred acquisition payment of $16,630 related to the acquisition of Pipeline Wireless LLC.

Note 8.    Long-Term Debt

   In October 2014, the Company entered into a loan agreement (the "Loan Agreement") with Melody Business Finance, LLC (the "Lender") which provided the Company with a five-year $35 million term loan (the "Financing" or "Note").  The Note was issued at a 3% discount totaling $1,050,000 which is being amortized over the term of the Note.  The Company recognized interest expense of $95,365 in connection with the amortization of this discount in 2014, and the unamortized balance totaled $954,635 at December 31, 2014.

     The loan bears interest payable in cash at a rate equal to the greater of (i) the sum of the one month Libor rate on each payment date plus 7% or (ii) 8% per annum, and additional paid in kind (“PIK”), or deferred, interest that accrues at 4% per annum.   The Company paid $591,111 of interest and accrued $295,556 of PIK interest for the year ended December 31, 2014.

     In October 2019, the Company must repay the principal amount outstanding plus all accrued interest.  The Company has the option of prepaying the loan (i) on or before October 16, 2016 (the “Second Anniversary”), but only in full, and (ii) at any time after the Second Anniversary, in the minimum principal amount of $5,000,000 or in full if the balance outstanding is less. All optional prepayments are subject to certain premiums.  Mandatory prepayments are required upon the occurrence of certain events, including but not limited to the (i) sale, lease, conveyance or transfer of certain assets, (ii) issuance or incurrence of indebtedness other than certain permitted debt, (iii) issuance of capital stock redeemable for cash or convertible into debt securities and (iv) any change of control.  As further set forth in a security agreement (the “Security Agreement”), repayment of the loan is secured by a first priority lien and security interest in all of the assets of the Company and its subsidiaries, excluding capital stock of the Company, and certain capital leases, contracts and assets secured by purchase money security interests.

    The Loan Agreement also contains representations and warranties by the Company and the Lender, certain indemnification provisions in favor of the Lender and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in the Lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). Upon the occurrence of an event of default, an additional 5% interest rate will be applied to the outstanding loan balances, and the Lender may terminate its lending commitment, declare all outstanding obligations immediately due and payable, and take such other actions as set forth in the Loan Agreement.  As of December 31, 2014, the Company was in compliance with all of the debt covenants.

    In connection with the Loan Agreement and pursuant to a Warrant and Registration Rights Agreement, the Company issued warrants (the “Warrants”) to purchase 3,600,000 shares of common stock of which two-thirds have an exercise price of $1.26 and one-third have an exercise price of $0.01, subject to customary adjustments under certain circumstances.  The Warrants have a term of seven and a half years.  The fair value of the warrants granted to the Lender of $2,463,231 was calculated using the Black-Scholes option pricing model and recorded as a debt discount.  The debt discount is being amortized over the term of the Note using the effective interest rate.  The Company recognized interest expense of $223,719 in connection with the amortization of this discount in 2014, and the unamortized balance totaled $2,239,512 at December 31, 2014.

   The warrant holders have piggyback registration rights requiring the inclusion of the shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”) in any registration statement filed by the Company.  In addition, the Company has agreed to file a registration statement to register for resale all of the Warrant Shares and cause the registration statement to become effective by October 16, 2015 (the “Required Registration Statement”).  If the Required Registration Statement is not declared effective by the required date, then (i) the Warrants may be exercised on a cashless basis until the Required Registration Statement becomes effective and the Warrant Shares are listed for trading and (ii) the Company shall pay the holders liquidated damages in the aggregate amount of $5,000 per month, up to $50,000 in total, until both the Required Registration Statement has become effective and the Warrant Shares are listed.

The Company incurred costs, primarily professional services, of approximately $2,900,000 related to the Loan Agreement.  These costs were recorded as other assets in the Company’s consolidated balance sheet and are being amortized over the term of the Loan Agreement using the effective interest rate.  Amortization expense totaled $262,820 in 2014, and the unamortized balance totaled $2,630,919 at December 31, 2014.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 9.    Capital Stock

The Company is authorized to issue 5,000,000 shares of preferred stock at a par value of $0.001. There was no preferred stock outstanding as of December 31, 2014 and 2013, respectively.

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

Stock options were exercised by current or former employees as follows:

	For the Years Ended December 31,
	2014	2013	2012
Cash basis:
Total options exercised	-	284,688	337,128
Total proceeds received	$-	$292,389	$329,041

Cashless basis:
Total options exercised	340,906	135,471	256,955
Net issuance of common stock	192,270	37,770	162,884

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

Note 10. Stock Option Plans and Warrants

Stock Options Plans

The 2007 Equity Compensation Plan (the “2007 Plan”) became effective in January 2007 and provides for the issuance of options, restricted stock and other stock-based instruments to officers and employees, consultants and directors of the Company. The total number of shares of common stock issuable under the 2007 Plan is 2,403,922. A total of 1,828,063 stock options or common stock have been issued under the 2007 Plan as of December 31, 2014.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The 2007 Incentive Stock Plan became effective in May 2007 and provides for the issuance of up to 2,500,000 shares of common stock in the form of options or restricted stock (the “2007 Incentive Stock Plan”). Shareholders approved an increase in the number of authorized shares of common stock issuable under the 2007 Incentive Stock Plan from 2,500,000 to 5,000,000 in November 2012. A total of 2,838,840 stock options, common stock or restricted stock have been issued under the 2007 Incentive Stock Plan as of December 31, 2014.

Options granted under both the 2007 Plan and the 2007 Incentive Plan have terms up to ten years and are exercisable at a price per share not less than the fair value of the underlying common stock on the date of grant. The total number of shares of common stock that remain available for issuance as of December 31, 2014 under the 2007 Plan and the 2007 Incentive Stock Plan combined is 2,737,019 shares.

The 2008 Non-Employee Directors Compensation Plan (the “2008 Directors Plan”) became effective in August 2008 and provides for the issuance of up to 1,000,000 shares of common stock in the form of options or restricted stock. In November 2013, shareholders approved an increase in the number of shares of common stock issuable under the 2008 Directors Plan to 2,000,000. A total of 1,200,000 stock options or common stock have been issued under the 2008 Directors Plan as of December 31, 2014. Options granted under the 2008 Directors Plan have terms of up to ten years and are exercisable at a price per share equal to the fair value of the underlying common stock on the date of grant. The total number of shares of common stock that remain available for issuance as of December 31, 2014 under the 2008 Directors Plan is 800,000 shares.

The Company uses the Black-Scholes model to value options granted to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $953,470, $1,182,523, and $1,532,282 for the years ended December 31, 2014, 2013, and 2012, respectively. Stock-based compensation is included in general and administrative expenses in the accompanying consolidated statements of operations.

The unamortized amount of stock options expense was $1,075,893 as of December 31, 2014 which will be recognized over a weighted-average period of 1.6 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2014	2013	2012

Risk-free interest rate	1.1% -1.8%	0.8% - 1.9%	0.6% - 1.0%
Expected volatility	47% - 60%	65% - 68%	65% - 74%
Expected life (in years)	4.1 - 5.3	5.0 - 6.5	5.0 - 5.3
Expected dividend yield	0%	0%	0%

The risk-free interest rate was based on rates established by the Federal Reserve. The Company’s expected volatility was based upon the historical volatility for its common stock. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. Beginning in the fourth quarter of 2014, the Company began utilizing its historical data regarding the Company’s activity as it relates to the expected life of stock options. The dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future.

During the first quarter of 2011, the Company issued 90,000 shares of restricted stock to two executives. The fair value of $354,600 was based on the closing market price of the Company’s common stock on the date of grant. The restricted stock vested over a three year period, of which 60,000 shares were vested and 30,000 shares of restricted stock were forfeited due to the resignation of an executive in November 2012. Stock-based compensation for restricted stock totaled zero, $59,100 and $108,350 for the years ended December 31, 2014, 2013 and 2012, respectively. There was no unrecognized compensation cost at December 31, 2014.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Option transactions under the stock option plans during the years ended December 31, 2014, 2013 and 2012 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2012	4,635,624	$2.85
Granted during 2012	250,000	3.62
Exercised	(594,083)	1.19
Forfeited /expired	(375,496)	6.04
Outstanding as of December 31, 2012	3,916,045	$2.85
Granted during 2013	950,000	2.40
Exercised	(420,159)	1.23
Forfeited /expired	(390,870)	5.07
Outstanding as of December 31, 2013	4,055,016	$2.70
Granted during 2014	737,073	1.42
Exercised	(340,906)	0.74
Forfeited /expired	(453,488)	1.78
Outstanding as of December 31, 2014	3,997,695	$2.73
Exercisable as of December 31, 2014	2,724,763	$2.84

Grants under the stock option plans were as follows:

	For the Years Ended December 31,
	2014	2013	2012

Annual grants to outside directors	200,000	200,000	200,000
Executive grants	172,073	125,000	-
Employee grants	315,000	625,000	-
Non-employee grants	50,000	-	50,000
Total	737,073	950,000	250,000

All options granted during the reporting period had a ten year term and were issued at an exercise price equal to the fair value on the date of grant. Director grants vest over a one year period from the date of issuance. Executive grants vesting periods range from vesting immediately upon issuance to vesting monthly or quarterly over a two year period from the date of issuance. Employee grants vest over a two or three year period from the date of issuance. Non-employee grants vesting periods range from vesting immediately upon issuance to vesting over one year from the date of issuance.

Forfeited or expired options under the stock option plans were as follows:

	For the Years Ended December 31,
	2014	2013	2012

Employee terminations	185,208	390,870	281,746
Expired	254,030	-	75,000
Repurchased	14,250	-	18,750
Total	453,488	390,870	375,496

The weighted-average fair values of the options granted during 2014, 2013, and 2012 were $0.67, $1.44, and $2.16, respectively. Outstanding options of 3,997,695 as of December 31, 2014 had exercise prices that ranged from $0.68 to $5.25 and had a weighted-average remaining contractual life of 6.3 years. Exercisable options of 2,724,763 as of December 31, 2014 had exercise prices that ranged from $0.68 to $5.25 and had a weighted-average remaining contractual life of 5.2 years.

The aggregate intrinsic value of outstanding and exercisable options totaled $683,423 and $361,785, respectively, as of December 31, 2014. The closing price of the Company’s common stock at December 31, 2014, was $1.85 per share.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Stock Warrants

Warrant transactions during the years ended December 31, 2014, 2013 and 2012 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2012 and 2013	450,000	$5.00
Granted during 2014	3,600,000	$0.84
Outstanding as of December 31, 2014	4,050,000	$1.31

In October 2014, the Company issued 3,600,000 warrants to purchase shares of common stock under the Company’s Financing of which 1,200,000 warrants had an exercise price of $0.01 per share and 2,400,000 warrants had an exercise price of $1.26 per share.

As of December 31, 2014, all warrants were exercisable and had a weighted average remaining contractual life of 6.7 years.

The aggregate intrinsic value associated with the warrants outstanding and exercisable as of December 31, 2014 was $3,624,000. The closing price of the Company’s common stock at December 31, 2014 was $1.85 per share.

Note 11. Employee Benefit Programs

The Company has established a 401(k) retirement plan (“401(k) plan”) which covers all eligible employees who have attained the age of twenty-one and have completed 30 days of employment with the Company. The Company can elect to match up to a certain amount of employees’ contributions to the 401(k) plan. No employer contributions were made during the years ended December 31, 2014, 2013 and 2012.

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum of 200,000 shares of common stock can be issued under the ESPP Plan of which 111,580 shares have been issued to date and 88,420 shares are available for future issuance. During the years ended December 31, 2014, 2013, and 2012 a total of 24,958, 31,267, and 28,723 shares were issued under the ESPP Plan with a fair value of $46,928, $80,718 and $117,251 respectively. The Company recognized $7,020, $12,038, and $17,568 of stock-based compensation related to the 15% discount for the years ended December 31, 2014, 2013, and 2012 respectively.

Note 12. Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
	2014	2013	2012

Current
Federal	$-	$-	$-
State	-	-	-
Total current	-	-	-
Deferred
Federal	(9,325,074)	(8,333,801)	(7,017,749)
State	(1,645,601)	(1,470,671)	(1,238,426)
Change in valuation allowance	11,049,207	9,883,003	8,382,431
Total deferred	78,532	78,531	126,256
Provision for income taxes	$78,532	$78,531	$126,256

The provision for income taxes using the U.S. Federal statutory tax rate as compared to the Company’s effective tax rate is summarized as follows:

	Years Ended December 31,
	2014	2013	2012
U.S. Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes	(6.0)%	(6.0)%	(6.0)%
Permanent differences	0.1%	0.3%	0.2%
Valuation allowance	40.2%	40.0%	40.4%
Effective tax rate	0.3%	0.3%	0.6%

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company files income tax returns for Towerstream Corporation and its subsidiaries in the U.S. federal and various state jurisdictions.  As of December 31, 2014, the tax returns for Towerstream Corporation for the years 2011 through 2014 remain open to examination by the Internal Revenue Service and various state authorities.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	Years Ended December 31,
	2014	2013
Deferred tax assets
Net operating loss carryforwards	$43,362,260	$33,757,218
Stock-based compensation	2,094,946	1,802,488
Intangible assets	2,583,348	2,441,722
Debt discount	252,788	-
Allowance for doubtful accounts	23,710	32,404
Other	32,716	184,811
Total deferred tax assets	48,349,768	38,218,643
Valuation allowance	(45,195,445)	(34,146,238)
Deferred tax assets, net of valuation allowance	3,154,323	4,072,405

Deferred tax liabilities
Depreciation	(3,154,323)	(4,072,405)
Intangible assets	(401,337)	(322,805)
Total deferred tax liabilities	(3,555,660)	(4,395,210)
Net deferred tax liabilities	$(401,337)	$(322,805)

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

As of December 31, 2014 and 2013, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses. No interest and penalties were recorded during the years ended December 31, 2014, 2013, and 2012. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

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

     As of December 31, 2014, 2013 and 2012, the Company had approximately $108,406,000, $84,417,000, and $60,388,000, respectively, of federal and state NOL carryovers. Federal NOLs will begin expiring in 2027. State NOLs began expiring in 2012.

Valuation Allowance

In assessing the realizability of deferred tax assets, the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, the Company has considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Since both goodwill and the FCC licenses are considered to be assets with indefinite lives for financial reporting purposes, the related deferred tax liabilities cannot be used as a source of future taxable income for purposes of determining the need for a valuation allowance. Based upon this evaluation, a full valuation allowance has been recorded as of December 31, 2014 and 2013. The change in valuation allowance was $11,049,207 and $9,883,003, respectively for the years ended December 31, 2014 and 2013.

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

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the year ended December 31, 2014.

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2014	$38,027,509	$38,027,509	$-	$-
December 31, 2013	$28,181,531	$28,181,531	$-	$-

Note 14.    Commitments

Operating Lease Obligations.

The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through August 2023. Certain of these operating leases include extensions, at the Company's option, for additional terms ranging from 1 to 25 years. Amounts associated with the extension periods have not been included in the table below as it is not presently determinable which options, if any, the Company will elect to exercise. As of December 31, 2014, total future operating lease obligations were as follows:

Years Ending December 31,
2015	$20,885,399
2016	19,548,552
2017	13,793,190
2018	6,281,442
2019	2,758,765
Thereafter	1,029,448
$64,296,796

Rent expenses were as follows:

	Year Ended December 31 ,
	2014	2013	2012
Points of Presence	$7,746,573	$7,128,778	$5,823,961
Street level rooftops	13,183,209	11,067,316	5,313,649
Corporate offices	336,437	518,245	493,111
Other	362,281	437,718	389,461
	$21,628,500	$19,152,057	$12,020,182

Rent expenses related to Points of Presence, street level rooftops and other were included in cost of revenues in the Company’s consolidated statements of operations. Rent expense related to the Company’s corporate offices was included in general and administrative expenses in the Company’s consolidated statements of operations.

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

In December 2014, the Company entered into a new lease agreement in Florida, primarily for a second sales center. The lease commenced in February 2015 for 38 months with an option to renew for an additional 60 month period. Total annual rent payments begin at $53,130 and escalate by 3% annually.

    Capital Lease Obligations

The Company has entered into capital leases to acquire property and equipment expiring through March 2018. As of December 31, 2014, total future capital lease obligations were as follows:

Years Ending December 31,
2015	$1,042,934
2016	790,345
2017	517,727
2018	53,922
$2,404,928
Less: Interest expense	273,402
Total capital lease obligations	$2,131,526
Current	$845,668
Long-Term	$1,285,858

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

The balance of the Company’s operations is in the Corporate group which includes centralized operations. This group includes operations related to corporate overhead and centralized activities which support the Company’s overall operations. Corporate overhead includes administrative personnel, including executive management, and other support functions such as information technology and facilities. Centralized operations includes network operations, customer care, and the management of network assets. The Corporate group is treated as a separate segment consistent with how management monitors and analyzes financial results. Corporate costs are not allocated to the segments because such costs are managed and controlled on a functional basis that encompasses all markets, with centralized, functional management held accountable for corporate results. Management also believes that not allocating these centralized costs provides a better reflection of the direct operating performance of each segment. The table below presents information about the Company’s operating segments:

	Three Months Ended December 31, 2014 (Unaudited)
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$7,308,005	$827,289	$-	$(45,499)	$8,089,795

Operating Expenses
Cost of revenues (exclusive of depreciation)	2,684,310	3,708,024	4,417	(45,499)	6,351,252
Depreciation and amortization	2,098,737	1,025,192	220,614	-	3,344,543
Customer support services	326,465	180,866	725,136	-	1,232,467
Sales and marketing	1,274,405	51,139	70,944	-	1,396,488
General and administrative	226,276	101,695	2,282,010	-	2,609,981
Total Operating Expenses	6,610,193	5,066,916	3,303,121	(45,499)	14,934,731
Operating Income (Loss)	$697,812	$(4,239,627)	$(3,303,121)	$-	$(6,844,936)

Capital expenditures	$1,523,831	$202,310	$43,473	$-	$1,769,614

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Three Months Ended December 31, 2013 (Unaudited)
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$7,917,411	$649,781	$-	$(45,969)	$8,521,223

Operating Expenses
Cost of revenues (exclusive of depreciation)	2,704,120	3,575,172	28,949	(45,969)	6,262,272
Depreciation and amortization	2,651,546	875,471	170,869	-	3,697,886
Customer support services	342,850	197,391	543,291	-	1,083,532
Sales and marketing	1,302,457	62,365	81,390	-	1,446,212
General and administrative	148,484	182,131	2,328,642	-	2,659,257
Total Operating Expenses	7,149,457	4,892,530	3,153,141	(45,969)	15,149,159
Operating Income (Loss)	$767,954	$(4,242,749)	$(3,153,141)	$-	$(6,627,936)

Capital expenditures	$1,160,116	$1,264,893	$908,796	$-	$3,333,805

	Year Ended December 31, 2014
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$30,119,587	$3,099,972	$-	$(183,406)	$33,036,153

Operating Expenses
Cost of revenues (exclusive of depreciation)	10,435,035	14,220,122	48,277	(183,406)	24,520,028
Depreciation and amortization	8,697,630	3,957,784	984,001	-	13,639,415
Customer support services	1,205,229	683,208	2,907,601	-	4,796,038
Sales and marketing	5,029,112	229,013	312,066	-	5,570,191
General and administrative	600,440	568,985	9,167,079	-	10,336,504
Total Operating Expenses	25,967,446	19,659,112	13,419,024	(183,406)	58,862,176
Operating Income (Loss)	$4,152,141	$(16,559,140)	$(13,419,024)	$-	$(25,826,023)

Capital expenditures	$5,567,966	$2,220,644	$382,264	$-	$8,170,874

As of December 31, 2014
Property and equipment, net	$21,036,228	$10,758,309	$2,110,749	$-	$33,905,286
Total assets	$25,809,743	$13,333,467	$43,178,628	$-	$82,321,838

	Year Ended December 31, 2013
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$32,075,680	$1,540,700	$-	$(183,096)	$33,433,284

Operating Expenses
Cost of revenues (exclusive of depreciation)	9,933,588	11,980,098	123,573	(183,096)	21,854,163
Depreciation and amortization	11,062,809	3,508,646	779,986	-	15,351,441
Customer support services	1,243,201	784,779	2,855,239	-	4,883,219
Sales and marketing	5,127,756	301,578	350,166	-	5,779,500
General and administrative	592,347	668,627	9,772,083	-	11,033,057
Total Operating Expenses	27,959,701	17,243,728	13,881,047	(183,096)	58,901,380
Operating Income (Loss)	$4,115,979	$(15,703,028)	$(13,881,047)	$-	$(25,468,096)

Capital expenditures	$4,518,874	$2,314,236	$1,258,469	$-	$8,091,579

As of December 31, 2013
Property and equipment, net	$23,069,396	$12,802,647	$2,612,815	$-	$38,484,858
Total assets	$28,885,389	$15,130,388	$30,901,690	$-	$74,917,467

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 16. Quarterly Financial Information (unaudited)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$8,379,906	$8,264,848	$8,301,604	$8,089,795
Operating Expenses	14,823,032	14,596,336	14,508,077	14,934,731
Operating Loss	(6,443,126)	(6,331,488)	(6,206,473)	(6,844,936)
Net Loss	(6,509,807)	(6,394,606)	(6,254,073)	(8,433,264)
Net Loss per common share – basic and diluted	(0.10)	(0.10)	(0.09)	(0.12)
Weighted average number of shares outstanding – basic and diluted	66,439,061	66,478,686	66,643,804	67,642,056

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$8,299,223	$8,212,175	$8,400,664	$8,521,223
Operating Expenses	14,827,742	14,443,667	14,480,814	15,149,159
Operating Loss	(6,528,519)	(6,231,492)	(6,080,150)	(6,627,936)
Net Loss	(5,626,306)	(6,231,150)	(6,143,393)	(6,774,441)
Net Loss per common share – basic and diluted	(0.09)	(0.09)	(0.09)	(0.10)
Weighted average number of shares outstanding – basic and diluted	61,464,706	66,370,789	66,402,499	66,419,380

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$7,819,059	$8,103,321	$8,127,507	$8,229,543
Operating Expenses	12,189,123	12,817,112	13,507,490	14,511,371
Operating Loss	(4,370,064)	(4,713,791)	(5,379,983)	(6,281,828)
Net Loss	(4,380,132)	(4,758,659)	(5,408,234)	(6,442,550)
Net Loss per common share – basic and diluted	(0.08)	(0.09)	(0.10)	(0.12)
Weighted average number of shares outstanding – basic and diluted	54,312,066	54,369,177	54,403,237	54,648,241

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework in 2013.

Based on our assessment, our management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the

Board of Directors and Shareholders of

Towerstream Corporation and Subsidiaries

We have audited Towerstream Corporation and Subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Towerstream Corporation and Subsidiaries maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013 and 2012 of the Company and our report dated March 12, 2015 expressed an unqualified opinion on those financial statements.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 12, 2015

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

Name	Age	Position
Jeffrey M. Thompson	50	President, Chief Executive Officer and Director
Philip Urso	55	Chairman of the Board of Directors
Joseph P. Hernon	54	Chief Financial Officer
Howard L. Haronian, M.D. (1)(2)(3)	53	Director
Paul Koehler (1)(3)	55	Director
William J. Bush (1)(2)	49	Director

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

Compensation of Directors

The following table summarizes the compensation awarded during the fiscal year ended December 31, 2014 to our directors who are not named executive officers in the summary compensation table below:

Name	Fees Earned or Paid in Cash	Option Awards (1)(2)	Total
Philip Urso	$60,000	$42,159	$102,159
Howard L. Haronian, M.D.	$55,000	$42,159	$97,159
Paul Koehler	$50,000	$42,159	$92,159
William J. Bush	$55,000	$42,159	$97,159

(1)

Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. Our policy and assumptions made in the valuation of share-based payments are contained in Note 10 to our December 31, 2014 financial statements.

(2)	Option awards relate to the issuance in 2014 of options to purchase 50,000 shares at an exercise price of $1.93 each for Messrs. Urso, Koehler and Bush, and Dr. Haronian.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the year ended December 31, 2014, except that Jeffrey M. Thompson, our Chief Executive Officer, failed by one day to timely file a Form 4 reporting the sale of common stock on September 23, 2014 and failed to timely file a Form 4 for the grant of stock options to purchase shares of our common stock in July and September 2014, and Joseph P. Hernon, our Chief Financial Officer, failed to timely file a Form 4 for the conversion of a portion of his options in June 2014 and the grant of stock options to purchase shares of our common stock in July and September 2014.

Code of Ethics and Business Conduct

Our Board has adopted a code of ethics and business conduct that establishes the standards of ethical conduct applicable to all directors, officers and employees of Towerstream Corporation. The code of ethics and business conduct addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures, and internal control over financial reporting, corporate opportunities and confidentiality requirements. The Audit Committee is responsible for applying and interpreting our code of ethics and business conduct in situations where questions are presented to it. There were no amendments or waivers to the code of ethics and business conduct in fiscal 2014. Our code of ethics and business conduct is available for review on our website at www.towerstream.com. We will provide a copy of our code of ethics and business conduct free of charge to any person who requests a copy. Requests should be directed by e-mail to Joseph P. Hernon, our Chief Financial Officer, at jhernon@towerstream.com, or by mail to Towerstream Corporation, 88 Silva Lane, Middletown, Rhode Island 02842, or by telephone at (401) 848-5848.

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

William J. Bush

Compensation Discussion and Analysis

  The following discussion and analysis of compensation arrangements of our named executive officers for 2014 should be read together with the compensation tables and related disclosures set forth below.

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

Role of Executives in Executive Compensation Decisions

The Board and our Compensation Committee generally seek input from our executive officers when discussing the performance of and compensation levels for executives. The Compensation Committee also works with our Chief Executive Officer and our Chief Financial Officer to evaluate the financial, accounting, tax and retention implications of our various compensation programs. None of our executives participates in deliberations relating to his compensation.

2014 Bonus Payments

Mr. Thompson. Mr. Thompson was awarded bonus payments totaling $240,800 in recognition of services performed during 2014. The bonus payments, constituting approximately 65% of Mr. Thompson’s salary, were awarded on a discretionary basis by our Compensation Committee. In 2013, the Compensation Committee migrated to a simplified process of awarding executive bonuses, in part as a result of the departure of the Company’s Chief Operating Officer during the fourth quarter of 2012 and the additional responsibilities assumed by both the Chief Executive Officer and the Chief Financial Officer. The Compensation Committee awarded the bonuses in 2014 as a result of Mr. Thompson’s contributions in assisting the Company towards achieving its financial and operational goals, which included the execution of a Wi-Fi lease with a national carrier in the third quarter of 2014 and the completion of a debt financing in the fourth quarter of 2014.

Mr. Hernon. Mr. Hernon was awarded bonus payments totaling $108,125 in recognition of services performed during 2014. The bonus payments, constituting approximately 39% of Mr. Hernon’s salary, were awarded on a discretionary basis by our Compensation Committee. In 2013, the Compensation Committee migrated to a simplified process of awarding executive bonuses, in part as a result of the departure of the Company’s Chief Operating Officer during the fourth quarter of 2012 and the additional responsibilities assumed by both the Chief Executive Officer and the Chief Financial Officer. The Compensation Committee awarded the bonuses in 2014 as a result of Mr. Hernon’s contributions in assisting the Company towards achieving its financial and operational goals, which included the execution of a Wi-Fi lease with a national carrier in the third quarter of 2014 and the completion of a debt financing in the fourth quarter of 2014.

See “Employment Agreements and Change-in-Control Agreements” below for a discussion of our employment agreement with Mr. Thompson and our employment arrangement with Mr. Hernon.

2015 Bonus Criteria

Bonus criteria for executive officers has historically been based on performance-related targets including revenue and adjusted EBITDA, and awarded on a quarterly basis after an analysis of actual results against the targets. In 2013, the Compensation Committee migrated to a simplified, discretionary process of awarding executive bonuses, in part as a result of the departure of the Company’s Chief Operating Officer during the fourth quarter of 2012 and the additional responsibilities assumed by both the Chief Executive Officer and the Chief Financial Officer. The Compensation Committee continued the policy of using a simplified, discretionary process in 2014. The Compensation Committee is presently evaluating the structure of the bonus program for 2015 which is expected to include measurable performance targets.

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

Summary Compensation Table

The following table summarizes the annual and long-term compensation paid to our chief executive officer and our other most highly compensated executive officer who were serving at the end of 2014, whom we refer to collectively in this Annual Report on Form 10-K as the “named executive officers”:

Name and Principal Position	Year	Salary	Bonus		Non-Equity Incentive Compensation		Option Awards(1)		Total
Jeffrey M. Thompson	2014	$373,277	$240,800	(2)	$-		$79,992	(3)	$694,069
President and Chief	2013	$330,000	$297,500	(4)	$-		$73,209	(5)	$700,709
Executive Officer	2012	$330,000	$61,875	(6)	$190,034	(7)	$-		$581,909

Joseph P. Hernon	2014	$279,569	$108,125	(8)	$-		$48,945	(9)	$436,639
Chief Financial Officer	2013	$250,000	$170,000	(10)	$-		$115,570	(11)	$535,570
	2012	$243,750	$36,249	(12)	$115,548	(13)	$-		$395,547

(1)

Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. Our policy and assumptions made in the valuation of share-based payments are contained in Note 10 to our December 31, 2014 financial statements.

(2)

Mr. Thompson was awarded a discretionary bonus as a result of his contributions in 2014 in assisting the Company towards achieving its financial and operational goals, which included the execution of a Wi-Fi lease with a national carrier in the third quarter of 2014 and the completion of a debt financing in the fourth quarter of 2014. The discretionary bonus of $240,800 was awarded in 2014 in recognition of services performed during 2014.

(3)

On July 22, 2014, Mr. Thompson received a ten-year option to purchase 31,267 shares of our common stock at an exercise price of $1.67 per share in recognition of services performed during 2014, which vest monthly over a two year period, with the first tranche vesting on August 22, 2014.

On September 26, 2014, Mr. Thompson received a ten-year option to purchase 75,000 shares of our common stock at an exercise price of $1.34 per share in recognition of services performed during 2014, which vest quarterly over a two year period, with the first tranche vesting on December 26, 2014.

(4)

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

(5)

On February 25, 2013, Mr. Thompson received a ten-year option to purchase 50,000 shares of our common stock at an exercise price of $2.62 per share in recognition of services performed during 2013, which is fully vested and exercisable upon issuance.

(6)

At the beginning of 2012, the Compensation Committee (the “Committee”) determined that 75% of Mr. Thompson's bonus would be based on financial performance goals and 25% would be awarded at the discretion of the Committee. Mr. Thompson was awarded the full amount of his discretionary bonus based on the determination that the Company had met its financial performance goals as well other operating objectives including the development of its shared wireless network. The discretionary bonus of $61,875 consisted of $15,469 which was awarded in 2012 in recognition of services performed during 2012 and $46,406 which was awarded in May 2013 in recognition of services performed in 2012.

(7)

This compensation represents the financial performance component of Mr. Thompson’s annual bonus. The Committee established a scaled payout structure under which attainment of 90% of a budgeted target would result in a 50% payout of the total amount allocated for that target. Other levels of the scaled payout structure included a 100% payout for 100% attainment of the budgeted target, 115% payout for 120% of the target, and 130% payout for 150% of the target.

During the first quarter of 2012, Mr. Thompson was awarded a bonus of $47,334 based on the following (revenue and EBITDA dollars are in thousands):

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

During the fourth quarter of 2012, the Committee reverted to a program similar to the first quarter as construction activity on Wi-Fi hotspots was not significant.  Mr. Thompson was awarded a bonus of $49,887 based on the following metrics:

Metric	Actual (in 000s)	Budget (in 000s)	Achievement of Budget	Bonus Weighting	Scaled Payout Percentage	Scaled Payout Dollars
Revenue	$8,229	$7,874	104.5%	50%	100%	$23,203
EBITDA	$1,512	$1,017	148.7%	50%	115%	$26,684

There is no comparable disclosure for 2014 and 2013 since the bonuses granted in 2014 and 2013 were discretionary.

(8)

Mr. Hernon was awarded a discretionary bonus as a result of his contributions in 2014 in assisting the Company towards achieving its financial and operational goals, which included the execution of a Wi-Fi lease with a national carrier in the third quarter of 2014 and the completion of a debt financing in the fourth quarter of 2014. The discretionary bonus of $108,125 was awarded in 2014 in recognition of services performed during 2014.

(9)

On July 22, 2014, Mr. Hernon received a ten-year option to purchase 15,806 shares of our common stock at an exercise price of $1.67 per share in recognition of services performed during 2014, which vest monthly over a two year period, with the first tranche vesting on August 22, 2014.

On September 26, 2014, Mr. Hernon received a ten-year option to purchase 50,000 shares of our common stock at an exercise price of $1.34 per share in recognition of services performed during 2014, which vest quarterly over a two year period, with the first tranche vesting on December 26, 2014.

(10)

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

(11)

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

(12)	At the beginning of 2012, the Committee determined that 75% of Mr. Hernon's bonus would be based on financial performance goals and 25% would be awarded at the discretion of the Committee. Mr. Hernon was awarded the full amount of his discretionary bonus based on the determination that the Company had met its financial performance goals as well other operating objectives including the development of its shared wireless network. The discretionary bonus of $36,249 consisted of $9,062 which was awarded in 2012 in recognition of services performed during 2012 and $27,187 which was awarded in May 2013 in recognition of services performed in 2012.

(13)	This compensation represents the financial performance component of Mr. Hernon’s annual bonus. The Committee established a scaled payout structure under which attainment of 90% of a budgeted target would result in a 50% payout of the total amount allocated for that target. Other levels of the scaled payout structure included a 100% payout for 100% attainment of the budgeted target, 115% payout for 120% of the target, and 130% payout for 150% of the target.

During the first quarter of 2012, Mr. Hernon was awarded a bonus of $27,867 based on the following (revenue and EBITDA dollars in thousands):

Metric	Actual	Budget	Achievement of Budget	Bonus Weighting	Scaled Payout Percentage	Scaled Payout Dollars
Churn	1.58%	1.54%	97.3%	25%	50%	$3,398
Revenue	$7,785	$7,683	101.3%	25%	100%	$6,797
EBITDA	$1,382	$833	165.9%	50%	130%	$17,672

 During the second quarter of 2012, Mr. Hernon was awarded a bonus of $29,227 based on the following:

Metric	Actual (in 000s)	Budget (in 000s)	Achievement of Budget	Bonus Weighting	Scaled Payout Percentage	Scaled Payout Dollars
Revenue	$8,103	$7,746	104.6%	50%	100%	$13,594
EBITDA	$1,305	$907	143.9%	50%	115%	$15,633

During the third quarter of 2012, Mr. Hernon was awarded a bonus of $29,227, based on the following:

Metric	Actual (in 000s)	Budget (in 000s)	Achievement of Budget	Bonus Weighting	Scaled Payout Percentage	Scaled Payout Dollars
Revenue	$8,031	$7,809	102.8%	50%	100%	$13,594
EBITDA	$1,451	$987	147.0%	50%	115%	$15,633

During the fourth quarter of 2012, Mr. Hernon was awarded a bonus of $29,227, based on the following:

Metric	Actual (in 000s)	Budget (in 000s)	Achievement of Budget	Bonus Weighting	Scaled Payout Percentage	Scaled Payout Dollars
Revenue	$8,229	$7,874	104.5%	50%	100%	$13,594
EBITDA	$1,512	$1,017	148.7%	50%	115%	$15,633

There is no comparable disclosure for 2014 and 2013 since the bonuses granted in 2014 and 2013 were discretionary.

Grants of Plan-Based Awards

The following table summarizes the stock option awards granted to our named executive officers during the year ended December 31, 2014:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Share)(1)	Grant Date Fair Value of Stock and Option Awards($)(2)
Jeffrey M. Thompson	7/22/14	31,267	$1.67	$27,200
	9/26/14	75,000	$1.34	$52,792

Joseph P. Hernon	7/22/14	15,806	$1.67	$13,750
	9/26/14	50,000	$1.34	$35,195

(1)

The exercise price of the stock options awarded was determined in accordance with the stock option plans, which provides that the exercise price for an option granted be the closing sale price for our common stock as quoted on the NASDAQ Capital Market on the date of grant.

(2)

Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. Our policy and assumptions made in the valuation of share-based payments are contained in Note 10 to our December 31, 2014 financial statements.

There were no restricted stock awards granted to our named executive officers during the year ended December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards to our named executive officers as of December 31, 2014:

	Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Jeffrey M. Thompson	175,193	−		$1.43	4/28/15
	12,010	−		$2.00	12/2/17
	11,032	−		$2.00	3/2/18
	100,000	−		$4.94	6/23/21
	41,250	90,750	(1)	$5.25	7/6/21
	84,375	71,875	(2)	$5.25	7/6/21
	50,000	−		$2.62	2/24/23
	6,515	24,752	(3)	$1.67	7/21/24
	9,375	65,625	(4)	$1.34	9/25/24

Joseph P. Hernon	103,426	−		$1.45	6/1/18
	60,000	−		$4.94	6/23/21
	20,668	67,332	(5)	$5.25	7/6/21
	41,877	34,374	(6)	$5.25	7/6/21
	25,000	−		$2.62	2/24/23
	10,000	40,000	(7)	$2.56	6/2/23
	3,295	12,511	(3)	$1.67	7/21/24
	6,250	43,750	(4)	$1.34	9/25/24

(1)

88,000 of the options were granted in four tranches of 22,000.  Each tranche will begin to vest in sequential order only when and if the Company completes four (4) acquisitions prior to the expiration date.  Each tranche will vest in quarterly installments over a two year period once each respective acquisition is closed.  The remaining 2,750 will become vested in February 2015.

(2)

25,000 of the options will begin to vest only when and if the Company executes a backhaul contract prior to the expiration date. These options will vest in quarterly installments over a two year period once a backhaul contract is executed. The remaining options unexercisable began vesting upon the previous execution of backhaul contracts of which (i) 6,250 of the options will vest in quarterly installments of 3,125 and become fully vested in June 2015, (ii) 18,750 of the options will vest in quarterly installments of 3,125 and become fully vested in April 2016 and (iii) 21,875 of the options will vest in quarterly installments of 3,125 and become fully vested in August 2016.

(3)	Such option vests monthly over a two year period, with the first tranche vesting on August 22, 2014.

(4)	Such option vests quarterly over a two year period, with the first tranche vesting on December 26, 2014.

(5)

64,000 of the options were granted in four tranches of 16,000.  Each tranche will begin to vest in sequential order only when and if the Company completes four (4) acquisitions prior to the expiration date.  Each tranche will vest as to one-third on the one year anniversary of the completed acquisition with the remaining two-thirds vesting ratably on a quarterly basis over the following two years once each respective acquisition is closed.  The remaining 3,332 will become vested in February 2016.

(6)

12,500 of the options will begin to vest only when and if the Company executes a backhaul contract prior to the expiration date. These options will vest in quarterly installments over a two year period once a backhaul contract is executed. The remaining options unexercisable began vesting upon the previous execution of backhaul contracts of which (i) 1,562 of the options will vest in quarterly installments of 781 and become fully vested in June 2015, (ii) 9,374 of the options will vest in quarterly installments of 1,562 and become fully vested in April 2016 and (iii) 10,938 of the options will vest in quarterly installments of 1,562 and become fully vested in August 2016.

(7)	Such option vests as to one-fifth of the shares subject to the option annually, commencing June 3, 2014.

Option Exercises and Stock Vested

The following table summarizes, with respect to our named executive officers, all options that were exercised and restricted stock vested during fiscal 2014:

	Option Awards		Restricted Stock
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise ($)	Number of Shares Vested (#)	Value Realized on Vesting ($)
Jeffrey M. Thompson	75,000	$122,250
	18,406	$30,002
	125,000	$203,750

Joseph P. Hernon			15,000	$45,000

Employment Agreements and Change-in-Control Agreements

In December 2007, we entered into an employment agreement with Jeffrey M. Thompson, our principal executive officer, which was amended in December 2011. Pursuant to the terms of the amended agreement, Mr. Thompson agreed to serve as our chief executive officer and president for a period of two years, with automatic one-year renewals, subject to either party electing not to renew. In December 2014, we entered into a second amendment of Mr. Thompson’s employment agreement that provides for annual compensation of $475,000, effective as of November 18, 2014, and a one-time cash bonus of $175,000 for services provided to the Company in 2014. Mr. Thompson shall be eligible to receive options to purchase up to 250,000 shares of common stock during the fiscal year ending December 31, 2015 and shall also be entitled to additional bonus compensation as determined from time to time by the Company’s Compensation Committee of the Board of Directors. The second amendment provides for customary clawback rights upon the occurrence of certain events. Under his initial employment agreement, Mr. Thompson’s base salary was $225,000 which was subsequently adjusted to $248,063 effective January 1, 2010, to $300,000 effective December 16, 2010 and to $363,000 effective February 5, 2014. Under the first amendment, Mr. Thompson was awarded special bonuses totaling $75,000, which included (i) $25,000 on the effective date of the amended agreement, (ii) $25,000 related to the closing of the acquisition of Color Broadband and (iii) $25,000 upon the execution of an agreement with a large technology company. In addition, we will pay 100% of all costs associated with Mr. Thompson’s employee benefits, including without limitation, health insurance.

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

In May 2008, Joseph P. Hernon joined the Company as Chief Financial Officer. His employment offer provided for a base annual salary of $190,000 and bonus payments up to 58% of base salary, as determined by the Board. Effective April 1, 2010, Mr. Hernon’s base salary was increased to $199,500. Effective December 16, 2010, Mr. Hernon’s base salary was increased to $225,000. Effective April 1, 2012, Mr. Hernon’s base salary was increased to $250,000. Effective February 5, 2014, Mr. Hernon’s base salary was increased to $275,000. Effective November 18, 2014, Mr. Hernon’s base salary was increased to $325,000. Upon joining the Company, Mr. Hernon was granted options to purchase 150,000 shares of common stock at an exercise price of $1.45 per share, vesting in three annual installments commencing upon the first anniversary of the grant. He has received subsequent awards and is eligible to receive additional stock-based awards at the discretion of the Board and as provided under the Company’s stock-based incentive plans. The Company pays 100% of Mr. Hernon’s health insurance. He is also eligible to participate in the Company’s health and other employee benefit plans. Mr. Hernon is an employee at will.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 9, 2015 by:

●	each person known by us to beneficially own more than 5% of our common stock (based solely on our review of SEC filings);

●	each of our directors;

●	each of our named executive officers listed in the section entitled “Summary Compensation Table” under Item 11. Executive Compensation; and

●	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of, with respect to the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Towerstream Corporation, 88 Silva Lane, Middletown, Rhode Island 02842, unless otherwise indicated. As of March 9, 2015, there were 66,656,789 shares of our common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
5% Stockholders:
Melody Capital Partners, LP (2)	3,600,000	(3)	5.1%
717 Fifth Avenue, 12th Floor
New York, NY 10022

Columbia Acorn Fund (4)	4,000,000		6.0%
227 West Monroe Street
Suite 3000
Chicago, IL 60606

Directors and Named Executive Officers:
Philip Urso	1,632,050	(5)	2.4%
William J. Bush	342,942	(6)	*
Howard L. Haronian, M.D.	1,379,396	(7)	2.1%
Paul Koehler	305,834	(8)	*
Jeffrey M. Thompson	2,508,369	(9)	3.7%
Joseph P. Hernon	427,057	(10)	*
All directors and executive officers as a group (6 persons)	6,595,648	(5)(6)(7)(8)(9)(10)	9.6%

* Less than 1%.

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 9, 2015. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)

Based on a Schedule 13G filed with the SEC on October 27, 2014. Melody Capital Partners LP (“Melody”), as the investment manager of Melody Special Situations Offshore Credit Mini-Master Fund, L.P. (“Special Situations”) , Melody Capital Partners Offshore Credit Mini-Master Fund, L.P. (“Capital Partners Offshore”) and Melody Capital Partners Onshore Credit Fund, L.P. (“Capital Partners Onshore”) and as the investment manager with respect to certain managed accounts, has the shared power to vote and dispose of the securities of the Company held by each such fund. Melody Capital Advisors, LLC, as the general partner of Melody, has the shared power to vote and dispose of securities of the Company beneficially held by Melody.

(3)

Based on a Schedule 13G filed with the SEC on October 27, 2014. Represents (i) 602,077 shares of common stock underlying warrants with an exercise price of $0.01 per share (the “A Warrants”) held by Special Situations and 1,204,154 shares of common stock underlying warrants with an exercise price of $1.26 per share (the “B Warrants”) held by Special Situations, (ii) 227,188 shares of common stock underlying A Warrants held by Capital Partners Offshore and 454,375 shares of common stock underlying B Warrants held by Capital Partners Offshore, and (iii) 224,708 shares of common stock underlying A Warrants held by Capital Partners Onshore and 449,416 shares of common stock underlying B Warrants held by Capital Partners Onshore.

(4)

Based on a Schedule 13G/A filed with the SEC on February 11, 2015. Columbia Acorn Fund is a business trust managed by Columbia Wanger Asset Management, LLC (“CWAM”). As the investment advisor of Columbia Acorn Fund, CWAM may be deemed to beneficially own the shares reported by the Columbia Acorn Fund.

(5)

Includes 297,796 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days. Excludes 103,886 shares of common stock held in a trust for the benefit of Mr. Urso’s minor children, of which Mr. Urso is not a trustee. Mr. Urso disclaims beneficial ownership of the 103,886 shares held in trust.

(6)

Includes 308,334 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days. The remaining 34,608 shares are held in trust for the benefit of the Bush family.  Mr. Bush is a trustee of this trust and disclaims beneficial ownership of such 34,608 shares.

(7)

Includes 10,000 shares of common stock held by Dr. Haronian’s wife, for which Dr. Haronian has an indirect interest in, and 320,873 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(8)	Includes 305,834 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(9)	Includes 522,712 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(10)	Includes 287,101 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

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

Director Independence

Each of William J. Bush , Howard L. Haronian, M.D., Paul Koehler and are independent directors, as provided in NASDAQ Marketplace Rule 5605(a)(2).

 Item 14. Principal Accountant Fees and Services.

 The following table sets forth the fees that the Company accrued or paid to Marcum LLP for the fiscal 2014 and fiscal 2013.

	2014	2013
Audit Fees(1)	$228,070	$301,470
Audit-Related Fees(2)	-	−
Tax Fees(3)	-	−
All Other Fees	-	−
Total	$228,070	$301,470

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

10.7

Office Lease Agreement dated March 21, 2007 between Tech 2, 3, & 4 LLC (Landlord) and Towerstream Corporation (Tenant) (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 18, 2009).

10.8

First Amendment to Office Lease dated August 8, 2007, amending Office Lease Agreement dated March, 21 2007 (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 18, 2009).

10.9**

2008 Non-Employee Directors Compensation Plan (Incorporated by reference to Exhibit B to the Proxy Statement on Schedule 14A of Towerstream Corporation filed with the Securities and Exchange Commission on September 14, 2010).

10.10**	Amendment to Employment Agreement of Jeffrey M. Thompson (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 2011).
10.11**	Amendment to Employment Agreement of Jeffrey M. Thompson (Incorporated by reference to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on January 13, 2012).

10.12**

2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A of Towerstream Corporation filed with the Securities and Exchange Commission on September 14, 2010).

10.13

Second Amendment to Office Lease Agreement dated September 12, 2013, amending Office Lease Agreement dated March, 21 2007. (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 17, 2014.)

10.14

Loan Agreement dated October 16, 2014 by and among Towerstream Corporation, Towerstream I, Inc. and Hetnets Tower Corporation, as Borrowers, the financial institutions named therein as Lenders and Melody Business Finance, LLC, as Administrative Agent***

10.15

Security Agreement dated October 16, 2014 by and among Towerstream Corporation, Towerstream I, Inc., Hetnets Tower Corporation, Alpha Communications Corp., Omega Communications Corp., and Towerstream Houston, Inc., as Grantors, in favor of Melody Business Finance LLC, as Administrative Agent ***

10.16	Warrant and Registration Rights Agreement dated October 16, 2014 by and among Towerstream Corporation and the warrant holders named therein ***
10.17	Form of A-Warrant Certificate ***
10.18	Form of B-Warrant Certificate ***
10.19**	Second Amendment to Employment Agreement of Jeffrey M. Thompson***
10.20	Office Lease Agreement dated December 12, 2014 between 6800 Broken Sound LLC (Landlord) and Towerstream Corporation***
14.1

Code of Ethics and Business Conduct. (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 17, 2011).

21.1

Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 17, 2014).

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

TOWERSTREAM CORPORATION

Date: March 12, 2015	By:	/s/ Jeffrey M. Thompson

Jeffrey M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph P. Hernon

Joseph P. Hernon
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Jeffrey M. Thompson
Director, Chief Executive Officer and President
Jeffrey M. Thompson	(Principal Executive Officer)	March 12, 2015

/s/ Joseph P. Hernon
	Chief Financial Officer	March 12, 2015
Joseph P. Hernon	(Principal Financial Officer and
Principal Accounting Officer)
/s/ Philip Urso
	Director - Chairman of the Board of Directors	March 12, 2015
Philip Urso

/s/ Howard L. Haronian, M.D.
	Director	March 12, 2015
Howard L. Haronian, M.D.

/s/ William J. Bush
	Director	March 12, 2015
William J. Bush

/s/ Paul Koehler
	Director	March 12, 2015
Paul Koehler