Form 10-Q
period 2015-03-31
TOWERSTREAM CORP
filed 2015-05-11
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 7, 2015, there were 66,739,898 shares of common stock, par value $0.001 per share, outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2015 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	21

Item 4.	Controls and Procedures.	21

Part II	OTHER INFORMATION

Item 6.	Exhibits.	22

i

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$32,267,413	$38,027,509
Accounts receivable, net	1,144,212	1,310,647
Prepaid expenses and other current assets	1,384,555	926,699
Total Current Assets	34,796,180	40,264,855

Property and equipment, net	32,297,557	33,905,286

Intangible assets, net	2,101,790	2,199,858
Goodwill	1,674,281	1,674,281
Other assets	3,896,779	4,277,558
Total Assets	$74,766,587	$82,321,838

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$942,533	$871,251
Accrued expenses	2,527,664	2,038,696
Deferred revenues	1,384,985	1,384,846
Current maturities of capital lease obligations	821,121	845,668
Other	63,791	57,242
Total Current Liabilities	5,740,094	5,197,703

Long-Term Liabilities
Long-term debt, net of debt discount of $2,887,107 and $3,194,147, respectively	32,761,404	32,101,409
Capital lease obligations, net of current maturities	1,136,927	1,285,858
Other	1,866,844	1,774,841
Total Long-Term Liabilities	35,765,175	35,162,108
Total Liabilities	41,505,269	40,359,811

Commitments (Note 12)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 95,000,000 shares authorized; 66,662,876 and 66,656,789 shares issued and outstanding, respectively	66,663	66,657
Additional paid-in-capital	157,853,650	157,631,299
Accumulated deficit	(124,658,995)	(115,735,929)
Total Stockholders' Equity	33,261,318	41,962,027
Total Liabilities and Stockholders' Equity	$74,766,587	$82,321,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Revenues	$7,960,095	$8,379,906

Operating Expenses
Cost of revenues (exclusive of depreciation)	6,400,367	5,855,944
Depreciation and amortization	3,379,383	3,695,415
Customer support services	1,241,479	1,175,765
Sales and marketing	1,328,430	1,421,599
General and administrative	2,869,238	2,677,939
Total Operating Expenses	15,218,897	14,826,662
Operating Loss	(7,258,802)	(6,446,756)
Other Income/(Expense)
Interest expense, net	(1,664,264)	(63,051)
Total Other Income/(Expense)	(1,664,264)	(63,051)
Net Loss	$(8,923,066)	$(6,509,807)

Net loss per common share – basic and diluted	$(0.13)	$(0.10)
Weighted average common shares outstanding – basic and diluted	67,856,789	66,439,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended March 31, 2015

	Common Stock
	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance at January 1, 2015	66,656,789	$66,657	$157,631,299	$(115,735,929)	$41,962,027
Issuance of common stock under employee stock purchase plan	6,087	6	13,142	-	13,148
Stock-based compensation for options	-	-	209,209	-	209,209
Net loss	-	-	-	(8,923,066)	(8,923,066)
Balance at March 31, 2015	66,662,876	$66,663	$157,853,650	$(124,658,995)	$33,261,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

 TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(8,923,066)	$(6,509,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	30,000	10,000
Depreciation for property, plant and equipment	3,281,315	3,110,389
Amortization for customer based intangibles	98,068	585,026
Amortization of debt issuance costs	252,899	-
Amortization of debt discount	307,040	-
Stock-based compensation	211,157	292,269
Deferred rent	90,649	70,761
Changes in operating assets and liabilities:
Accounts receivable	136,435	(523,559)
Prepaid expenses and other current assets	(447,229)	(500,351)
Other assets	131,079	96,407
Accounts payable	71,282	(485,532)
Accrued expenses	516,458	(353,797)
Deferred revenues	139	(13,621)
Accrued interest	352,956	-
Total Adjustments	5,032,248	2,287,992
Net Cash Used In Operating Activities	(3,890,818)	(4,221,815)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(1,651,697)	(2,880,139)
Lease incentive payment from landlord	-	380,000
Payments of security deposits	(3,200)	(19,371)
Deferred acquisition payments	(2,723)	(36,941)
Net Cash Used In Investing Activities	(1,657,620)	(2,556,451)

Cash Flows From Financing Activities
Payments on capital leases	(222,858)	(208,289)
Proceeds from the issuance of common stock under employee stock purchase plan	11,200	10,967
Net Cash Used In Financing Activities	(211,658)	(197,322)

Net Decrease In Cash and Cash Equivalents	(5,760,096)	(6,975,588)

Cash and Cash Equivalents – Beginning	38,027,509	28,181,531
Cash and Cash Equivalents – Ending	$32,267,413	$21,205,943

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$768,520	$70,471
Taxes	$21,900	$28,257
Acquisition of property and equipment:
Under capital leases	$49,380	$-
Included in accrued expenses	$496,789	$524,529

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

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full fiscal year for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2014, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of March 31, 2015, the Company had cash and cash equivalent balances of approximately $31,815,000 in excess of the federally insured limit of $250,000.

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

	Three Months Ended March 31,
	2015	2014
Beginning of period	$59,273	$81,009
Additions	30,000	10,000
Deductions	(17,930)	(25,290)
End of period	$71,343	$65,719

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

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which requires an entity to recognize revenue representing the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 is intended to establish principles for reporting useful information to users of financial statements about the nature, amount, timing and uncertainty of revenues and cash flows arising from the entity’s contracts with customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The original standard was effective for the Company on January 1, 2017, however, in April 2015, the FASB proposed a one-year deferral of this standard with a new effective date for the Company of January 1, 2018. Early application is not permitted. The Company is currently evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03 (”ASU 2015-03”), “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as an asset. ASU 2015-03 is effective for the Company on January 1, 2016. Once adopted, entities are required to apply the new guidance retrospectively to all prior periods presented. The retrospective application represents a change in accounting principle. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effect that ASU 2015-03 will have on its condensed consolidated financial statements and related disclosures.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 3.    Property and Equipment

Property and equipment is comprised of:

	March 31, 2015	December 31, 2014
Network and base station equipment	$36,522,349	$35,836,469
Customer premise equipment	27,345,815	26,511,691
Shared wireless infrastructure	21,076,722	21,044,189
Information technology	4,691,363	4,628,555
Furniture, fixtures and other	1,710,445	1,669,340
Leasehold improvements	1,616,529	1,599,393
	92,963,223	91,289,637
Less: accumulated depreciation	60,665,666	57,384,351
Property and equipment, net	$32,297,557	$33,905,286

 Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	March 31, 2015	December 31, 2014
Network and base station equipment	$1,053,255	$1,003,875
Shared wireless infrastructure	1,230,305	1,230,305
Customer premise equipment	246,484	246,484
Information technology	1,860,028	1,860,028
	4,390,072	4,340,692
Less: accumulated depreciation	2,355,038	2,135,534
Property acquired through capital leases, net	$2,035,034	$2,205,158

Note 4. Intangible Assets

Intangible assets consist of the following:

	March 31, 2015	December 31, 2014
Goodwill	$1,674,281	$1,674,281

Customer relationships	$11,856,127	$11,856,127
Less: accumulated amortization of customer relationships	11,038,892	10,940,824
Customer relationships, net	817,235	915,303
FCC licenses	1,284,555	1,284,555
Intangible assets, net	$2,101,790	$2,199,858

Amortization expense for the three months ended March 31, 2015 and 2014 was $98,068 and $585,026, respectively. The customer contracts acquired in the Delos acquisition are being amortized over a 50 month period ending April 2017. As of March 31, 2015, the remaining amortization period for the Delos acquisition was 25 months. Balances related to the Company’s other acquisitions have been fully amortized. Future amortization expense is as follows:

Remainder of 2015	$294,204
2016	392,272
2017	130,759
$817,235

The Company’s licenses with the Federal Communications Commission (the “FCC”) are not subject to amortization as they have an indefinite useful life.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 5. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
Payroll and related	$842,499	$726,917
Property and equipment	496,789	524,280
Professional services	486,168	256,534
Other	381,701	280,413
Network	235,824	187,440
Marketing	84,683	63,112
Total	$2,527,664	$2,038,696

Network represents costs incurred to provide services to the Company’s customers including tower rentals, bandwidth, troubleshooting and gear removal.

Note 6.    Other Liabilities

Other liabilities consist of the following:

	March 31, 2015	December 31, 2014
Current
Deferred rent	$54,989	$46,058
Deferred acquisition payments	8,802	11,184
Total	$63,791	$57,242

Long-Term
Deferred rent	$1,465,507	$1,373,163
Deferred acquisition payments	-	341
Deferred taxes	401,337	401,337
Total	$1,866,844	$1,774,841

Deferred acquisition payments related to Delos Internet totaled $8,802 at March 31, 2015 and bear interest at a rate of 7%.

Note 7.    Long-Term Debt

In October 2014, the Company entered into a loan agreement (the "Loan Agreement") with Melody Business Finance, LLC (the "Lender") which provided the Company with a five-year $35 million term loan (then "Financing" or "Note").  The Note was issued at a 3% discount totaling $1,050,000 which is being amortized over the term of the Note.  The Company recognized interest expense of $91,765 in connection with the amortization of this discount for the three months ended March 31, 2015, and the unamortized balance totaled $862,870 at March 31, 2015.

    The Note bears interest payable in cash at a rate equal to the greater of (i) the sum of the one month Libor rate on each payment date plus 7% or (ii) 8% per annum, and additional paid in kind (“PIK”), or deferred, interest that accrues at 4% per annum.   The Company paid $705,911 of interest and accrued $352,956 of PIK interest for the three months ended March 31, 2015.

    In October 2019, the Company must repay the principal amount outstanding plus all accrued interest. The Company has the option of prepaying the Note (i) on or before October 16, 2016 (the “Second Anniversary”), but only in full, and (ii) at any time after the Second Anniversary, in the minimum principal amount of $5,000,000 or in full if the balance outstanding is less. All optional prepayments are subject to certain premiums.  Mandatory prepayments are required upon the occurrence of certain events, including but not limited to the (i) sale, lease, conveyance or transfer of certain assets, (ii) issuance or incurrence of indebtedness other than certain permitted debt, (iii) issuance of capital stock redeemable for cash or convertible into debt securities and (iv) any change of control.  As further set forth in a security agreement (the “Security Agreement”), repayment of the Note is secured by a first priority lien and security interest in all of the assets of the Company and its subsidiaries, excluding capital stock of the Company, and certain capital leases, contracts and assets secured by purchase money security interests.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

    The Loan Agreement also contains representations and warranties by the Company and the Lender, certain indemnification provisions in favor of the Lender and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in the Lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). Upon the occurrence of an event of default, an additional 5% interest rate will be applied to the outstanding loan balances, and the Lender may terminate its lending commitment, declare all outstanding obligations immediately due and payable, and take such other actions as set forth in the Loan Agreement.  As of March 31, 2015, the Company was in compliance with all of the debt covenants.

    In connection with the Loan Agreement and pursuant to a Warrant and Registration Rights Agreement, the Company issued warrants (the “Warrants”) to purchase 3,600,000 shares of common stock of which two-thirds have an exercise price of $1.26 and one-third have an exercise price of $0.01, subject to customary adjustments under certain circumstances.  The Warrants have a term of seven and a half years.  The fair value of the warrants granted to the Lender of $2,463,231 was calculated using the Black-Scholes option pricing model and recorded as a debt discount.  The debt discount is being amortized over the term of the Note using the effective interest rate.  The Company recognized interest expense of $215,275 in connection with the amortization of this discount for the three months ended March 31, 2015, and the unamortized balance totaled $2,024,237 at March 31, 2015.

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

   The Company incurred costs, primarily professional services, of approximately $2,900,000 related to the Loan Agreement.  These costs were recorded as other assets in the Company’s consolidated balance sheet and are being amortized over the term of the Loan Agreement using the effective interest rate.  Amortization expense totaled $252,899 for the three months ended March 31, 2015, and the unamortized balance totaled $2,378,020 at March 31, 2015.

 Note 8. Stock Options and Warrants

Stock Options

The Company uses the Black-Scholes option pricing model on the date of grant to value options issued to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. There were no stock options granted during the three months ended March 31, 2015 and 2014, respectively. Stock-based compensation was $209,209 and $290,351 for the three months ended March 31, 2015 and 2014, respectively, and is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized amount of stock options expense totaled $849,297 as of March 31, 2015 which will be recognized over a weighted-average period of 1.5 years.

Option transactions under the stock option plans during the three months ended March 31, 2015 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of January 1, 2015	3,997,695	$2.73
Granted during 2015	-	$-
Exercised	-	$-
Forfeited /expired	(24,290)	$1.75
Outstanding as of March 31, 2015	3,973,405	$2.74
Exercisable as of March 31, 2015	2,811,295	$2.83

Cancellations for the three months ended March 31, 2015 included 24,290 options related to employee terminations.

The weighted average remaining contractual life of the outstanding options as of March 31, 2015 was 6.0 years.

The aggregate intrinsic value associated with the options outstanding and exercisable as of March 31, 2015 was $1,188,962 and $718,014, respectively. The closing price of the Company’s common stock at March 31, 2015 was $2.16 per share.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Stock Warrants

There were 4,050,000 warrants outstanding and exercisable at March 31, 2015 with a weighted average exercise price of $1.31 per share. The weighted average remaining contractual life of the warrants was 6.4 years.

The aggregate intrinsic value associated with the warrants outstanding and exercisable as of March 31, 2015 was $4,740,000. The closing price of the Company’s common stock at March 31, 2015 was $2.16 per share.

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

Note 9. Employee Stock Purchase Plan

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum of 200,000 shares of common stock can be issued under the ESPP Plan of which 117,667 shares have been issued to date and 82,333 shares are available for future issuance. During the three months ended March 31, 2015, a total of 6,087 shares were issued under the ESPP Plan with a fair value of $13,148. The Company recognized $1,948 and $1,918 of stock-based compensation related to the 15% discount for the three months ended March 31, 2015 and 2014, respectively.

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

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the three months ended March 31, 2015.

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2015	$32,267,413	$32,267,413	$-	$-
December 31, 2014	$38,027,509	$38,027,509	$-	$-

 Note 11.    Net Loss Per Common Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period and 1,200,000 warrants to purchase shares of common stock at an exercise price of $0.01. The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise or issuance of these common stock equivalents outstanding at March 31, 2015 would dilute earnings per share if the Company becomes profitable in the future. The exercise of the outstanding stock options and warrants could potentially generate proceeds up to approximately $16 million if exercised by the holder for cash.

Stock options	3,973,405
Warrants	2,850,000
Total	6,823,405

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 Note 12.    Commitments

Operating Lease Obligations

    The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through August 2023. Certain of these operating leases include extensions, at the Company's option, for additional terms ranging from 1 to 25 years. Amounts associated with the extension periods have not been included in the table below as it is not presently determinable which options, if any, the Company will elect to exercise. As of March 31, 2015, total future operating lease obligations were as follows:

Remainder of 2015	$16,456,000
2016	19,727,967
2017	13,906,886
2018	6,325,425
2019	2,783,906
Thereafter	1,033,205
$60,233,389

Rent expenses were as follows:

	Three Months Ended March 31,
	2015	2014
Points of Presence	$2,085,698	$1,845,246
Street level rooftops	3,461,498	3,129,493
Corporate offices	92,193	84,109
Other	88,336	90,498
	$5,727,725	$5,149,346

    Rent expenses related to Points of Presence, street level rooftops and other were included in cost of revenues in the Company’s condensed consolidated statements of operations. Rent expense related to our corporate offices was included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

In September 2013, the Company entered into a new lease agreement for its corporate offices and new warehouse space. The lease commenced on January 1, 2014 and expires on December 31, 2019 with an option to renew for an additional five year term through December 31, 2024. The Company spent approximately $600,000 in leasehold improvements in connection with consolidating its corporate based employees from two buildings into one building. The Landlord agreed to contribute $380,000 in funding towards qualified leasehold improvements and made such payment to the Company in February 2014. Total annual rent payments began at $359,750 for 2014 and escalate by 3% annually reaching $416,970 for 2019.

In December 2014, the Company entered into a new lease agreement in Florida, primarily for a second sales center. The lease commenced in February 2015 for 38 months with an option to renew for an additional 60 month period. Total annual rent payments begin at $53,130 and escalate by 3% annually.

Capital Lease Obligations

The Company has entered into capital leases to acquire property and equipment expiring through March 2018.  As of March 31, 2015, total future capital lease obligations were as follows:

Remainder of 2015	$773,879
2016	809,816
2017	537,199
2018	57,168
$2,178,062
Less: interest expense	220,014
Total capital lease obligations	$1,958,048
Current	$821,121
Long-term	$1,136,927

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 Other

During the first quarter of 2015, the Company renewed a one year information technology infrastructure support agreement. The agreement became effective at the end of the first quarter of 2015. Payments of approximately $68,000 are due quarterly through the first quarter of 2016.

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

	Three Months Ended March 31, 2015 (Unaudited)
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$7,217,731	$787,628	$-	$(45,264)	$7,960,095

Operating Expenses
Cost of revenues (exclusive of depreciation)	2,721,896	3,706,383	17,352	(45,264)	6,400,367
Depreciation and amortization	2,126,788	1,031,510	221,085	-	3,379,383
Customer support services	326,088	160,135	755,256	-	1,241,479
Sales and marketing	1,210,285	43,612	74,533	-	1,328,430
General and administrative	120,329	108,344	2,640,565	-	2,869,238
Total Operating Expenses	6,505,386	5,049,984	3,708,791	(45,264)	15,218,897
Operating Income (Loss)	$712,345	$(4,262,356)	$(3,708,791)	$-	$(7,258,802)

Capital expenditures	$1,434,067	$118,470	$121,049	$-	$1,673,586

As of March 31, 2015
Property and equipment, net	$20,527,511	$9,759,333	$2,010,713	$-	$32,297,557
Total assets	$25,257,562	$11,978,212	$37,530,813	$-	$74,766,587

	Three Months Ended March 31, 2014 (Unaudited)
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$7,685,526	$740,349	$-	$(45,969)	$8,379,906

Operating Expenses
Cost of revenues (exclusive of depreciation)	2,498,693	3,388,951	14,269	(45,969)	5,855,944
Depreciation and amortization	2,537,873	940,938	216,604	-	3,695,415
Customer support services	272,145	176,190	727,430	-	1,175,765
Sales and marketing	1,263,137	76,750	81,712	-	1,421,599
General and administrative	108,425	146,528	2,422,986	-	2,677,939
Total Operating Expenses	6,680,273	4,729,357	3,463,001	(45,969)	14,826,662
Operating Income (Loss)	$1,005,253	$(3,989,008)	$(3,463,001)	$-	$(6,446,756)

Capital expenditures	$1,486,450	$938,053	$112,854	$-	$2,537,357

As of March 31, 2014
Property and equipment, net	$22,570,307	$12,832,453	$2,509,066	$-	$37,911,826
Total assets	$28,562,095	$15,336,248	$23,822,352	$-	$67,720,695

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2015. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Market Information – Fixed Wireless

    As of March 31, 2015, we operated in twelve metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. Although we provide services in multiple markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a Network Presence in a new market. These costs include building PoPs and Network Costs. Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period. We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model and the operating performance of our mature markets. Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

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

We exited the Nashville market effective March 31, 2014.

Three Months Ended March 31, 2015

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$1,982,509	$566,585	$1,415,924	$486,903	$929,021
New York	1,961,726	783,017	1,178,709	315,832	862,877
Boston	1,246,967	405,443	841,524	166,834	674,690
Chicago	693,393	304,005	389,388	149,754	239,634
Miami	299,644	118,581	181,063	71,742	109,321
San Francisco	268,299	120,464	147,835	40,026	107,809
Houston	185,062	73,748	111,314	27,803	83,511
Las-Vegas-Reno	217,479	119,284	98,195	44,852	53,343
Dallas-Fort Worth	163,370	98,893	64,477	26,658	37,819
Seattle	68,320	48,007	20,313	14,715	5,598
Providence/Newport	57,807	56,288	1,519	4,198	(2,679)
Philadelphia	27,891	27,581	310	6,732	(6,422)
Total	$7,172,467	$2,721,896	$4,450,571	$1,356,049	$3,094,522

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$3,094,522
Fixed wireless, non-market specific
Other expenses	(300,653)
Depreciation and amortization	(2,126,788)
Shared wireless infrastructure, net	(4,217,092)
Corporate	(3,708,791)
Other income (expense)	(1,664,264)
Net loss	$(8,923,066)

Three Months Ended March 31, 2014

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
New York	$1,916,030	$618,511	$1,297,519	$280,240	$1,017,279
Los Angeles	2,039,758	561,310	1,478,448	468,298	1,010,150
Boston	1,534,256	393,615	1,140,641	196,710	943,931
Chicago	725,062	293,659	431,403	141,098	290,305
Miami	369,061	102,474	266,587	98,732	167,855
Houston	172,815	57,940	114,875	17,899	96,976
Las-Vegas-Reno	255,897	121,485	134,412	42,321	92,091
San Francisco	276,040	127,678	148,362	90,561	57,801
Providence-Newport	80,285	47,555	32,730	1,575	31,155
Dallas-Fort Worth	166,657	93,483	73,174	49,131	24,043
Seattle	64,934	47,831	17,103	5,586	11,517
Philadelphia	36,858	20,510	16,348	14,872	1,476
Nashville	1,904	12,642	(10,738)	2,331	(13,069)
Total	$7,639,557	$2,498,693	$5,140,864	$1,409,354	$3,731,510

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$3,731,510
Fixed wireless, non-market specific
Other expenses	(234,353)
Depreciation and amortization	(2,537,873)
Shared wireless infrastructure, net	(3,943,039)
Corporate	(3,463,001)
Other income (expense)	(63,051)
Net loss	$(6,509,807)

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

We focus on Adjusted EBITDA as a principal indictor of the operating efficiency and overall financial performance of our business. We believe this information provides the users of our financial statements with valuable insight into our operating results. EBITDA, a non-GAAP financial measure, is calculated as net income (loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization expenses, excluding when applicable, stock-based compensation, deferred rent expense, other non-operating income or expenses as well as gain or loss on (i) nonmonetary transactions, and (ii) business acquisitions.

Net Cash Flow is another commonly used non- GAAP financial measure. Net Cash Flow is defined as Adjusted EBITDA less capital expenditures.

Three Months Ended March 31, 2015

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$712,345	$(4,262,356)	$(3,708,791)	$(7,258,802)
Depreciation and amortization	2,126,788	1,031,510	221,085	3,379,383
Stock-based compensation	-	-	211,157	211,157
Loss on nonmonetary transactions	66,118	-	-	66,118
Non-recurring expenses, primarily acquisition-related	-	-	235,692	235,692
Deferred rent	44,287	49,793	(3,431)	90,649
Adjusted EBITDA	2,949,538	(3,181,053)	(3,044,288)	(3,275,803)
Less: Capital expenditures	1,434,067	118,470	121,049	1,673,586
Net Cash Flow	$1,515,471	$(3,299,523)	$(3,165,337)	$(4,949,389)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(3,275,803)
Depreciation and amortization	(3,379,383)
Stock-based compensation	(211,157)
Loss on nonmonetary transactions	(66,118)
Non-recurring expenses, primarily acquisition-related	(235,692)
Deferred rent	(90,649)
Operating Income (Loss)	(7,258,802)
Interest expense, net	(1,664,264)
Net loss	$(8,923,066)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(4,949,389)
Capital expenditures	1,673,586
Non-recurring expenses, primarily acquisition related	(235,692)
Changes in operating assets and liabilities, net	761,120
Other, net	(1,140,443)
Net cash used in operating activities	$(3,890,818)

Three Months Ended March 31, 2014

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$1,005,253	$(3,989,008)	$(3,463,001)	$(6,446,756)
Depreciation and amortization	2,537,873	940,938	216,604	3,695,415
Stock-based compensation	-	-	292,269	292,269
Loss on nonmonetary transactions	67,568	-	-	67,568
Deferred rent	6,753	72,815	(8,807)	70,761
Adjusted EBITDA	3,617,447	(2,975,255)	(2,962,935)	(2,320,743)
Less: Capital expenditures	1,486,450	938,053	112,854	2,537,357
Net Cash Flow	$2,130,997	$(3,913,308)	$(3,075,789)	$(4,858,100)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(2,320,743)
Depreciation and amortization	(3,695,415)
Stock-based compensation	(292,269)
Loss on nonmonetary transactions	(67,568)
Deferred rent	(70,761)
Operating Income (Loss)	(6,446,756)
Interest expense, net	(63,051)
Net loss	$(6,509,807)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(4,858,100)
Capital expenditures	2,537,357
Changes in operating assets and liabilities, net	(1,780,453)
Other, net	(120,619)
Net cash used in operating activities	$(4,221,815)

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues. Revenues totaled $7,960,095 during the three months ended March 31, 2015 compared to $8,379,906 during the three months ended March 31, 2014 representing a decrease of $419,811, or 5%. Revenues for the Fixed Wireless segment totaled $7,217,731 during the three months ended March 31, 2015 compared to $7,685,526 during the three months ended March 31, 2014 representing a decrease of $467,795, or 6%. The decrease principally related to a 7% decrease in the base of customers billed on a monthly recurring basis. New customer additions have been adversely impacted by a 21% decrease in the number of account executives which averaged 27 during the three months ended March 31, 2015 compared to 34 during the three months ended March 31, 2014. In March 2015, we opened a second sales office in Florida and believe that our ability to recruit talent from an additional geographic area will increase the number of account executives and improve sales productivity levels. Revenues for the Shared Wireless segment totaled $787,628 during the three months ended March 31, 2015 compared to $740,349 during the three months ended March 31, 2014 representing an increase of $47,279, or 6%. The increase was exclusively related to higher revenues generated through a large cable company customer contract.

Average revenue per user (“ARPU”) for the Fixed Wireless segment totaled $773 as of March 31, 2015 compared to $758 as of March 31, 2014 representing an increase of $15, or 2%. The increase in ARPU primarily related to customers upgrading to higher bandwidth service which generates higher monthly recurring revenue. ARPU for new customers totaled $628 during the three months ended March 31, 2015 compared to $636 during the three months ended March 31, 2014 representing a decrease of $8, or 1%.

Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.85% during the three months ended March 31, 2015 compared to 2.33% during the three months ended March 31, 2014. Our goal is to maintain churn levels below industry averages of approximately 2.00%. Churn levels can fluctuate from period to period depending upon whether customers move to a location not serviced by the Company, go out of business, or a myriad of other reasons.

Cost of Revenues. Cost of revenues totaled $6,400,367 during the three months ended March 31, 2015 compared to $5,855,944 during the three months ended March 31, 2014 representing an increase of $544,423 or 9%. On a consolidated basis, higher rent expense represented approximately 107% of the increase with rents for PoPs for the Fixed Wireless segment increasing by approximately $260,000 and rents for street level rooftops for the Shared Wireless segment increasing by approximately $326,000. The number of street level rooftops for the Shared Wireless segment were approximately 6% higher at March 31, 2015 compared to March 31, 2014. Other cost of revenues, including bandwidth and customer network costs, totaled $665,353 during the three months ended March 31, 2015 as compared to $707,057 during the three months ended March 31, 2014 representing a decrease of $41,704, or 6%. On a consolidated basis, gross margin was 20% for the three months ended March 31, 2015 as compared to 30% for the three months ended March 31, 2014 representing a decrease of 10 percentage points with the Fixed Wireless and Shared Wireless segments accounting for approximately 7 and 3 of the percentage point decreases, respectively. On a per market basis, approximately $501,000 or 92%, of the increase in cost of revenues occurred in our New York City market which is the second largest market for our Fixed Wireless segment and where approximately 64% of the street level rooftops for our Shared Wireless segment are located.

Depreciation and Amortization. Depreciation and amortization totaled $3,379,383 during the three months ended March 31, 2015 compared to $3,695,415 during the three months ended March 31, 2014 representing a decrease of $316,032, or 9%. Depreciation expense totaled $3,281,315 during the three months ended March 31, 2015 compared to $3,110,389 during the three months ended March 31, 2014 representing an increase of $170,926 or 5%. The base of depreciable assets as of March 31, 2015 increased approximately 9% compared to March 31, 2014, however, newly acquired assets will not have a full year of depreciation in the year of acquisition which lessens the impact of a higher base on depreciation expense. The increase in the depreciable base during the twelve months ended March 31, 2015 reflects continued growth in our fixed wireless network (approximately $5,937,000), spending on our shared wireless infrastructure (approximately $978,000) and additions resulting from other expenditures (approximately $392,000).

Amortization expense totaled $98,068 during the three months ended March 31, 2015 compared to $585,026 during the three months ended March 31, 2014 representing a decrease of $486,958, or 83%. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods. The decrease was related to intangible assets associated with the Color Broadband Communications acquisition which had zero and $486,958 of amortization expense in the 2015 and 2014 periods, respectively. These assets became fully amortized in April 2014.

Customer Support Services. Customer support services totaled $1,241,479 during the three months ended March 31, 2015 compared to $1,175,765 during the three months ended March 31, 2014 representing an increase of $65,714, or 6%. The increase was primarily related to higher payroll costs as average headcount increased to 68 during the 2015 period as compared to 66 during the 2014 period.

Sales and Marketing. Sales and marketing expenses totaled $1,328,430 during the three months ended March 31, 2015 compared to $1,421,599 during the three months ended March 31, 2014 representing a decrease of $93,169, or 7%. Compensation related costs, including sales commissions, totaled $869,571 during the 2015 period as compared to $973,548 during the 2014 period representing a decrease of $103,977, or 11%. Average headcount totaled 38 during the 2015 period as compared to 46 during the 2014 period representing a decrease of 8, or 17%. Channel commissions totaled $127,005 during the 2015 period as compared to $96,543 during the 2014 period representing an increase of $30,462, or 32%. Advertising costs totaled $282,197 during the 2015 period as compared to $296,206 during the 2014 period representing a decrease of $14,009, or 5%. Other costs, including travel, entertainment, dues and subscriptions totaled $49,657 during the 2015 period as compared to $55,302 during the 2014 period representing a decrease of $5,645, or 10%.

General and Administrative. General and administrative expenses totaled $2,869,238 during the three months ended March 31, 2015 compared to $2,677,939 during the three months ended March 31, 2014 representing an increase of $191,299, or 7%. Payroll costs totaled $930,407 during 2015 compared to $989,291 during 2014 representing a decrease of $58,884, or 6%. Average headcount totaled 32 during the 2015 period compared to 37 during the 2014 period representing a decrease of 5, or 14%. Stock-based compensation totaled $211,157 during 2015 compared to $292,269 during 2014 representing a decrease of $81,112, or 28%. Stock-based compensation can fluctuate significantly from period to period depending on the timing, quantity and valuation of stock option grants. Facilities expense totaled $124,321 during the 2015 period compared to $98,083 during the 2014 period representing an increase of $26,238, or 27%. Office expense totaled $140,890 during the 2015 period compared to $122,804 during the 2014 period representing an increase of $18,086, or 15%. In March 2015, the Company opened a second sales office in Florida which has increased its facilities costs and office expenses. Acquisition expense totaled $235,692 during the 2015 period compared to zero during the 2014 period representing an increase of $235,692, or 100%. Acquisition expense can fluctuate significantly from period to period depending upon the timing of potential acquisition opportunities. Bad debt expense totaled $30,000 during the 2015 period compared to $10,000 during the 2014 period representing an increase of $20,000, or greater than 100%. Higher bad debt expense related to an 18% increase in receivable balances more than 90 days past due. Other costs, including travel, entertainment, taxes and information technology support totaled $536,675 during the 2015 period as compared to $499,985 during the 2014 period representing an increase of $36,690, or 7%.

Interest Expense, Net. Interest expense, net totaled $1,664,264 during the three months ended March 31, 2015 compared to $63,051 during the three months ended March 31, 2014 representing an increase of $1,601,213, or greater than 100%. The increase related to our $35 million debt financing completed in October 2014. Cash and non-cash interest expense in 2015 totaled $705,911 and $912,894 respectively. Non-cash interest expense included payment-in-kind interest, and the amortization of (i) debt issuance costs, and (ii) discounts associated with (a) original issuance pricing and (b) fair value of warrants issued in connection with the financing.

Net Loss. Net loss totaled $8,923,066 during the three months ended March 31, 2015 compared to $6,509,807 during the three months ended March 31, 2014 representing an increase of $2,413,259, or 37%. Operating results accounted for approximately 34% of the higher net loss as revenues decreased by $419,811, or 5%, while operating expenses increased by $392,235, or 3%. Interest expense accounted for approximately 67% of the increased net loss related to our $35 million debt financing completed in October 2014. Interest expense totaled $1,681,414 during the 2015 period as compared to interest expense of $70,471 recognized in 2014 resulting in a net increase of $1,610,943.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Changes in capital resources during the three months ended March 31, 2015 and 2014 are described below.

Net Cash Used in Operating Activities. Net cash used in operating activities for the three months ended March 31, 2015 totaled $3,890,818 compared to $4,221,815 for the three months ended March 31, 2014 representing a decrease of $330,997, or 8%. Cash used in operations for the three months ended March 31, 2015 totaled $4,651,938 as compared to $2,441,362 for the three months ended March 31, 2014 representing an increase of $2,210,576, or 91%. The increase primarily related to higher cost of revenues in the 2015 period related to increased rent expense for both business segments. Changes in operating assets and liabilities generally represent timing differences regarding payments and receipts, and are normally not indicative of operating results. Changes in operating assets and liabilities provided cash of $761,120 during the three months ended March 31, 2015 as compared to cash used of $1,780,453 for the three months ended March 31, 2014 representing a change of $2,541,573 or greater than 100%.

Net Cash Used in Investing Activities. Net cash used in investing activities for the three months ended March 31, 2015 totaled $1,657,620 compared to $2,556,451 for the three months ended March 31, 2014 representing a decrease of $898,831, or 35%. Cash capital expenditures for the Fixed Wireless segment totaled $1,394,579 in the 2015 period compared to $1,570,675 in the 2014 period, representing a decrease of $176,096, or 11%. Cash capital expenditures for the Shared Wireless Infrastructure segment totaled $127,731 in the 2015 period compared to $1,124,876 in the 2014 period, representing a decrease of $997,145, or 89%. Capital expenditures for both business segments can fluctuate from period to period depending upon the number of customer additions and upgrades, network construction activity related to increasing capacity or coverage, and other related reasons. In 2014, we received an incentive payment of $380,000 from our landlord in connection with entering a new lease agreement for our corporate offices. These funds were used to pay for qualified leasehold improvements to the facility.

Net Cash Used In Financing Activities. Net cash used in financing activities for the three months ended March 31, 2015 totaled $211,658 compared to $197,322 for the three months ended March 31, 2014, representing an increase of $14,336, or 7%.

Debt Financing. In October 2014, we entered into a loan agreement (the “Loan Agreement”) with Melody Business Finance, LLC (the “Lender”). The Lender provided us with a five-year $35 million secured term loan (the “Financing” or “Note”). The Financing was issued at a 3% discount and the Company incurred $2,893,739 in debt issuance costs. Net proceeds were $31,056,260.

Pursuant to the terms of the Loan Agreement, the Note bears interest at a rate equal to the greater of (i) the sum of the most recently effective one month Libor as in effect on each payment date plus 7% or (ii) 8% per annum, and additional paid in kind (“PIK”), or deferred, interest that accrues at 4% per annum.

The aggregate principal amount outstanding plus all accrued and unpaid interest is due in October 2019. We have the option of making principal payments (i) on or before October 16, 2016 (the “Second Anniversary”) but only for the full amount outstanding and (ii) after the Second Anniversary in the minimum principal amount of $5 million or in full if the balance outstanding is less.

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

Capital Resources. As of March 31, 2015, we had cash and cash equivalents of $32,267,413 and working capital of $29,056,086. Based on our current operating activities and plans, we believe our capital resources at the end of March 31, 2015 will enable us to meet our anticipated cash requirements for at least the next twelve months.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of March 31, 2015:

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter

Operating leases	$60,233,389	$16,456,000	$19,727,967	$13,906,886	$6,325,425	$2,783,906	$1,033,205
Long-term debt	35,648,511	-	-	-	-	35,648,511	-
Capital leases	2,178,062	773,879	809,816	537,199	57,168	-	-
Other	271,472	203,604	67,868	-	-	-	-
Deferred payments	9,062	8,720	342	-	-	-	-
Total	$98,340,496	$17,442,203	$20,605,993	$14,444,085	$6,382,593	$38,432,417	$1,033,205

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

Long-Term Debt. We have entered into a loan agreement with Melody Business Finance, LLC. The $35 million term loan becomes due in October 2019. We had $648,511 of accrued PIK interest as of March 31, 2015.

Capital Lease. We have entered into capital leases to acquire property and equipment expiring through March 2018.

Other. During the first quarter of 2015, we renewed a one year information technology infrastructure support agreement. The agreement became effective at the end of the first quarter of 2015. Payments of approximately $68,000 are due quarterly through the first quarter of 2016.

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

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which requires an entity to recognize revenue representing the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 is intended to establish principles for reporting useful information to users of financial statements about the nature, amount, timing and uncertainty of revenues and cash flows arising from the entity’s contracts with customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The original standard was effective for us on January 1, 2017, however, in April 2015, the FASB proposed a one-year deferral of this standard with a new effective date for us of January 1, 2018. Early application is not permitted. We are currently evaluating the effect that ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03 (”ASU 2015-03”), “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as an asset. ASU 2015-03 is effective for us on January 1, 2016. Once adopted, entities are required to apply the new guidance retrospectively to all prior periods presented. The retrospective application represents a change in accounting principle. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the effect that ASU 2015-03 will have on our condensed consolidated financial statements and related disclosures.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as ‘‘Special Purposes Entities.’’

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices.  Our primary market risk relates to interest rates.  At March 31, 2015, all cash and cash equivalents are immediately available cash balances.  A portion of our cash and cash equivalents are held in institutional money market funds.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2015, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: May 11, 2015	By:	/s/ Jeffrey M. Thompson

Jeffrey M. Thompson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joseph P. Hernon

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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, and (v) related notes to these financial statements.