Form 10-Q
period 2015-06-30
TOWERSTREAM CORP
filed 2015-08-10
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

As of August 6, 2015, there were 66,766,261 shares of common stock, par value $0.001 per share, outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2015 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14-25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	25

Item 4.	Controls and Procedures.	25

Part II	OTHER INFORMATION

Item 6.	Exhibits.	26

i

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$26,117,134	$38,027,509
Accounts receivable, net	1,011,670	1,310,647
Prepaid expenses and other current assets	1,317,789	926,699
Total Current Assets	28,446,593	40,264,855

Property and equipment, net	31,522,059	33,905,286

Intangible assets, net	2,003,722	2,199,858
Goodwill	1,674,281	1,674,281
Other assets	3,538,774	4,277,558
Total Assets	$67,185,429	$82,321,838

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$984,047	$871,251
Accrued expenses	2,474,277	2,038,696
Deferred revenues	1,268,442	1,384,846
Current maturities of capital lease obligations	1,014,911	845,668
Other	65,723	57,242
Total Current Liabilities	5,807,400	5,197,703

Long-Term Liabilities
Long-term debt, net of debt discount of $2,594,452 and $3,194,147, respectively	33,414,506	32,101,409
Capital lease obligations, net of current maturities	1,432,416	1,285,858
Other	1,899,356	1,774,841
Total Long-Term Liabilities	36,746,278	35,162,108
Total Liabilities	42,553,678	40,359,811

Commitments (Note 12)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 95,000,000 shares authorized; 66,766,261 and 66,656,789 shares issued and outstanding, respectively	66,766	66,657
Additional paid-in-capital	158,074,791	157,631,299
Accumulated deficit	(133,509,806)	(115,735,929)
Total Stockholders' Equity	24,631,751	41,962,027
Total Liabilities and Stockholders' Equity	$67,185,429	$82,321,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$7,857,133	$8,264,848	$15,817,228	$16,644,754

Operating Expenses
Cost of revenues (exclusive of depreciation)	6,319,537	6,101,913	12,719,904	11,957,856
Depreciation and amortization	3,409,113	3,281,062	6,788,496	6,976,477
Customer support services	1,332,233	1,150,905	2,573,712	2,326,670
Sales and marketing	1,548,480	1,399,089	2,876,910	2,820,688
General and administrative	2,428,153	2,666,997	5,297,391	5,344,937
Total Operating Expenses	15,037,516	14,599,966	30,256,413	29,426,628
Operating Loss	(7,180,383)	(6,335,118)	(14,439,185)	(12,781,874)
Other Income/(Expense)
Interest expense, net	(1,670,428)	(59,488)	(3,334,692)	(122,539)
Total Other Income/(Expense)	(1,670,428)	(59,488)	(3,334,692)	(122,539)

Net Loss	$(8,850,811)	$(6,394,606)	$(17,773,877)	$(12,904,413)

Net loss per common share – basic and diluted	$(0.13)	$(0.10)	$(0.26)	$(0.19)
Weighted average common shares outstanding – basic and diluted	67,924,379	66,478,686	67,890,771	66,458,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Six Months Ended June 30, 2015

	Common Stock
	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance at January 1, 2015	66,656,789	$66,657	$157,631,299	$(115,735,929)	$41,962,027
Cashless exercise of options	96,594	97	(97)	-	-
Issuance of common stock under employee stock purchase plan	12,878	12	25,291	-	25,303
Stock-based compensation for options	-	-	418,298	-	418,298
Net loss	-	-	-	(17,773,877)	(17,773,877)
Balance at June 30, 2015	66,766,261	$66,766	$158,074,791	$(133,509,806)	$24,631,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

 TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(17,773,877)	$(12,904,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	100,000	117,000
Depreciation for property, plant and equipment	6,592,360	6,283,644
Amortization for customer based intangibles	196,136	692,833
Amortization of debt issuance costs	493,950	-
Amortization of debt discount	599,695	-
Stock-based compensation	422,079	555,034
Deferred rent	127,861	161,890
Changes in operating assets and liabilities:
Accounts receivable	198,977	(301,937)
Prepaid expenses and other current assets	(380,462)	(444,799)
Other assets	249,024	161,650
Accounts payable	112,796	215,882
Accrued expenses	642,467	(294,303)
Deferred revenues	(116,404)	(113,036)
Accrued interest	713,402	-
Total Adjustments	9,951,881	7,033,858
Net Cash Used In Operating Activities	(7,821,996)	(5,870,555)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(3,605,994)	(4,930,801)
Lease incentive payment from landlord	-	380,000
Payments of security deposits	(2,189)	(18,721)
Deferred acquisition payments	(5,492)	(61,946)
Net Cash Used In Investing Activities	(3,613,675)	(4,631,468)

Cash Flows From Financing Activities
Payments on capital leases	(496,226)	(408,683)
Proceeds from the issuance of common stock under employee stock purchase plan	21,522	21,675
Fair value of options repurchased	-	(3,793)
Net Cash Used In Financing Activities	(474,704)	(390,801)

Net Decrease In Cash and Cash Equivalents	(11,910,375)	(10,892,824)

Cash and Cash Equivalents – Beginning	38,027,509	28,181,531
Cash and Cash Equivalents – Ending	$26,117,134	$17,288,707

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$1,559,200	$137,527
Taxes	$21,900	$41,269
Acquisition of property and equipment:
Under capital leases	$810,026	$-
Included in accrued expenses	$317,393	$572,004

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

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the operating results for the full fiscal year for any future period.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of June 30, 2015, the Company had cash and cash equivalent balances of approximately $25,596,000 in excess of the federally insured limit of $250,000.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning of period	$71,343	$65,719	$59,273	$81,009
Additions	70,000	107,000	100,000	117,000
Deductions	(23,595)	(10,856)	(41,525)	(36,146)
End of period	$117,748	$161,863	$117,748	$161,863

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

Recent Accounting Pronouncements. In April 2015, the FASB issued ASU No. 2015-03 (“ASU 2015-03”), “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as an asset. ASU 2015-03 is effective for the Company on January 1, 2016. Once adopted, entities are required to apply the new guidance retrospectively to all prior periods presented. The retrospective application represents a change in accounting principle. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effect that ASU 2015-03 will have on its condensed consolidated financial statements and related disclosures.

Reclassifications. Certain accounts in the prior year’s condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s condensed consolidated financial statements. These reclassifications have no effect on the previously reported net loss.

Subsequent Events. Subsequent events have been evaluated through the date of this filing.

Note 3.    Property and Equipment

Property and equipment is comprised of:

	June 30, 2015	December 31, 2014
Network and base station equipment	$37,820,584	$35,836,469
Customer premise equipment	28,574,798	26,511,691
Shared wireless infrastructure	21,027,870	21,044,189
Information technology	4,739,136	4,628,555
Furniture, fixtures and other	1,713,580	1,669,340
Leasehold improvements	1,622,802	1,599,393
	95,498,770	91,289,637
Less: accumulated depreciation	63,976,711	57,384,351
Property and equipment, net	$31,522,059	$33,905,286

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

 Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	June 30, 2015	December 31, 2014
Network and base station equipment	$1,390,593	$1,003,875
Shared wireless infrastructure	1,230,305	1,230,305
Customer premise equipment	669,792	246,484
Information technology	1,860,028	1,860,028
	5,150,718	4,340,692
Less: accumulated depreciation	2,599,896	2,135,534
Property acquired through capital leases, net	$2,550,822	$2,205,158

Depreciation expense for the three months ended June 30, 2015 and 2014 was $3,311,045 and $3,173,255, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 was $6,592,360 and $6,283,644, respectively.

Note 4. Intangible Assets

Intangible assets consist of the following:

	June 30, 2015	December 31, 2014
Goodwill	$1,674,281	$1,674,281

Customer relationships	$11,856,127	$11,856,127
Less: accumulated amortization of customer relationships	11,136,960	10,940,824
Customer relationships, net	719,167	915,303
FCC licenses	1,284,555	1,284,555
Intangible assets, net	$2,003,722	$2,199,858

Amortization expense for the three months ended June 30, 2015 and 2014 was $98,068 and $107,807, respectively. Amortization expense for the six months ended June 30, 2015 and 2014 was $196,136 and $692,833, respectively. The customer contracts acquired in the Delos acquisition are being amortized over a 50 month period ending April 2017. As of June 30, 2015, the remaining amortization period for the Delos acquisition was 22 months. Balances related to the Company’s other acquisitions have been fully amortized. Future amortization expense is as follows:

Remainder of 2015	$196,136
2016	392,272
2017	130,759
$719,167

The Company’s licenses with the Federal Communications Commission (the “FCC”) are not subject to amortization as they have an indefinite useful life.

Note 5. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2015	December 31, 2014
Payroll and related	$1,195,878	$726,917
Professional services	352,839	256,534
Property and equipment	317,393	524,280
Other	302,340	280,413
Network	224,828	187,440
Marketing	80,999	63,112
Total	$2,474,277	$2,038,696

Network represents costs incurred to provide services to the Company’s customers including tower rentals, bandwidth, troubleshooting and gear removal.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 6.    Other Liabilities

Other liabilities consist of the following:

	June 30, 2015	December 31, 2014
Current
Deferred rent	$59,690	$46,058
Deferred acquisition payments	6,033	11,184
Total	$65,723	$57,242

Long-Term
Deferred rent	$1,498,019	$1,373,163
Deferred acquisition payments	-	341
Deferred taxes	401,337	401,337
Total	$1,899,356	$1,774,841

Deferred acquisition payments related to Delos Internet totaled $6,033 at June 30, 2015 and bear interest at a rate of 7%.

Note 7.    Long-Term Debt

   In October 2014, the Company entered into a loan agreement (the "Loan Agreement") with Melody Business Finance, LLC (the "Lender") which provided the Company with a five-year $35 million term loan (the "Financing" or "Note").  The Note was issued at a 3% discount totaling $1,050,000 which is being amortized over the term of the Note.  The Company recognized interest expense of $87,466 and $179,231 in connection with the amortization of this discount for the three and six months ended June 30, 2015, respectively, and the unamortized balance totaled $775,404 at June 30, 2015.

     The Note bears interest payable in cash at a rate equal to the greater of (i) the sum of the one month Libor rate on each payment date plus 7% or (ii) 8% per annum, and additional paid in kind (“PIK”), or deferred, interest that accrues at 4% per annum.  The Company paid $720,892 of interest and accrued $360,446 of PIK interest for the three months ended June 30, 2015. The Company paid $1,426,803 of interest and accrued $713,402 of PIK interest for the six months ended June 30, 2015. PIK interest is included in Interest expense in the accompanying condensed consolidated statements of operations.

    As of June 30, 2015, the Company was in compliance with all of the debt covenants.

    In connection with the Loan Agreement and pursuant to a Warrant and Registration Rights Agreement, the Company issued warrants (the “Warrants”) to purchase 3,600,000 shares of common stock of which two-thirds have an exercise price of $1.26 and one-third have an exercise price of $0.01, subject to customary adjustments under certain circumstances.  The Warrants have a term of seven and a half years.  The fair value of the warrants granted to the Lender of $2,463,231 was calculated using the Black-Scholes option pricing model and recorded as a debt discount.  The debt discount is being amortized over the term of the Note using the effective interest rate.  The Company recognized interest expense of $205,190 and $420,464 in connection with the amortization of this discount for the three and six months ended June 30, 2015, respectively, and the unamortized balance totaled $1,819,048 at June 30, 2015.

   The Company incurred costs, primarily professional services, of approximately $2,900,000 related to the Loan Agreement.  These costs were recorded as other assets in the Company’s consolidated balance sheet and are being amortized over the term of the Loan Agreement using the effective interest rate.  Amortization expense totaled $241,051 and $493,950 for the three and six months ended June 30, 2015, respectively, and the unamortized balance totaled $2,136,969 at June 30, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.6%	1.6%	1.6%	1.6%
Expected volatility	59%	47%	59%	47%
Expected life (in years)	4.1	5.3	4.1	5.3
Expected dividend yield	-	-	-	-
Weighted average per share grant date fair value	$0.95	$0.84	$0.95	$0.84
Stock-based compensation	$209,089	$260,882	$418,298	$551,233

The risk-free interest rate was based on rates established by the Federal Reserve. The Company’s expected volatility was based upon the historical volatility for its common stock. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. Beginning in the fourth quarter of 2014, the Company began utilizing its historical data regarding the Company’s activity as it relates to the expected life of stock options. The dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future. Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized amount of stock options expense totaled $823,508 as of June 30, 2015 which will be recognized over a weighted-average period of 1.2 years.

Option transactions under the stock option plans during the six months ended June 30, 2015 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of January 1, 2015	3,997,695	$2.73
Granted during 2015	200,000	$2.07
Exercised	(426,530)	$1.58
Cancelled /expired	(59,124)	$1.82
Outstanding as of June 30, 2015	3,712,041	$2.74
Exercisable as of June 30, 2015	2,460,068	$3.05

 In June 2015, the Company made its annual grant to the Board of Directors consisting of 200,000 options with an exercise price of $2.07 vesting monthly through May 2016.

 A total of 426,530 options were exercised on a cashless basis during the six months ended June 30, 2015 resulting in the net issuance of 96,594 shares.

 Cancellations for the six months ended June 30, 2015 were 31,624. Cancellations related to employee terminations except for 27,500 options which expired during the six months ended June 30, 2015.

 The weighted average remaining contractual life of the outstanding options as of June 30, 2015 was 6.7 years.

 The aggregate intrinsic value associated with the options outstanding and exercisable as of June 30, 2015 was $501,101 and $228,886, respectively. The closing price of the Company’s common stock at June 30, 2015 was $1.79 per share.

Stock Warrants

There were 4,050,000 warrants outstanding and exercisable at June 30, 2015 with a weighted average exercise price of $1.31 per share. The weighted average remaining contractual life of the warrants was 6.2 years.

The aggregate intrinsic value associated with the warrants outstanding and exercisable as of June 30, 2015 was $3,408,000. The closing price of the Company’s common stock at June 30, 2015 was $1.79 per share.

Cashless Exercises

The number of shares issuable upon the exercise of an option or a warrant will be lower if a holder exercises on a cashless basis. Under a cashless exercise, the holder uses a portion of the shares that would otherwise be issuable upon exercise, rather than cash, as consideration for the exercise. The amount of net shares issuable in connection with a cashless exercise will vary based on the exercise price of the option or warrant compared to the market price of the Company’s common stock on the date of exercise.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 9. Employee Stock Purchase Plan

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum of 200,000 shares of common stock can be issued under the ESPP Plan of which 124,458 shares have been issued to date and 75,542 shares are available for future issuance. During the three and six months ended June 30, 2015, a total of 6,791 and 12,878 shares were issued under the ESPP Plan with a fair value of $12,156 and $25,303, respectively. The Company recognized $1,833 and $3,781 of stock-based compensation related to the 15% discount for the three and six months ended June 30, 2015, respectively. The Company recognized $1,882 and $3,801 of stock-based compensation related to the 15% discount for the three and six months ended June 30, 2014, respectively.

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

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the three months ended June 30, 2015.

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2015	$26,117,134	$26,117,134	$-	$-
December 31, 2014	$38,027,509	$38,027,509	$-	$-

Note 11.    Net Loss Per Common Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period and the inclusion of 1,200,000 warrants to purchase shares of common stock at an exercise price of $0.01. The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise or issuance of these common stock equivalents outstanding at June 30, 2015 would dilute earnings per share if the Company becomes profitable in the future. The exercise of these stock options and warrants could potentially generate proceeds up to approximately $16 million if exercised by the holder for cash.

Stock options	3,712,041
Warrants	2,850,000
Total	6,562,041

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

 Note 12.    Commitments

Operating Lease Obligations

The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through April 2025. Certain of these operating leases include extensions, at the Company's option, for additional terms ranging from 1 to 25 years. Amounts associated with the extension periods have not been included in the table below as it is not presently determinable which options, if any, the Company will elect to exercise. As of June 30, 2015, total future operating lease obligations were as follows:

Remainder of 2015	$10,779,421
2016	19,342,274
2017	13,801,840
2018	6,395,904
2019	2,842,743
Thereafter	1,047,538
$54,209,720

Rent expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Points of Presence	$2,009,366	$1,948,102	$4,095,064	$3,793,348
Street level rooftops	3,397,290	3,263,423	6,858,788	6,392,916
Corporate offices	96,669	84,109	188,861	168,219
Other	100,605	95,219	188,940	185,717
	$5,603,930	$5,390,853	$11,331,653	$10,540,200

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

Capital Lease Obligations

The Company has entered into capital leases to acquire property and equipment expiring through June 2018.  As of June 30, 2015, total future capital lease obligations were as follows:

Remainder of 2015	$631,822
2016	1,110,428
2017	837,811
2018	143,796
$2,723,857
Less: interest expense	276,530
Total capital lease obligations	$2,447,327
Current	$1,014,911
Long-term	$1,432,416

 Other

Under the terms of a one year information technology support agreement, the Company is making quarterly payments of approximately $68,000 through the first quarter of 2016.

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

	Three Months Ended June 30, 2015 (Unaudited)
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$7,080,474	$826,226	$-	$(49,567)	$7,857,133

Operating Expenses
Cost of revenues (exclusive of depreciation)	2,683,920	3,672,380	12,804	(49,567)	6,319,537
Depreciation and amortization	2,175,665	1,015,859	217,589	-	3,409,113
Customer support services	360,919	196,226	775,088	-	1,332,233
Sales and marketing	1,427,790	43,299	77,391	-	1,548,480
General and administrative	180,565	95,189	2,152,399	-	2,428,153
Total Operating Expenses	6,828,859	5,022,953	3,235,271	(49,567)	15,037,516
Operating Income (Loss)	$251,615	$(4,196,727)	$(3,235,271)	$-	$(7,180,383)

Capital expenditures	$2,422,143	$56,223	$57,181	$-	$2,535,547

	Three Months Ended June 30, 2014 (Unaudited)
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$7,572,447	$738,370	$-	$(45,969)	$8,264,848

Operating Expenses
Cost of revenues (exclusive of depreciation)	2,620,460	3,513,341	14,081	(45,969)	6,101,913
Depreciation and amortization	2,080,501	977,960	222,601	-	3,281,062
Customer support services	271,591	178,774	700,540	-	1,150,905
Sales and marketing	1,252,124	62,862	84,103	-	1,399,089
General and administrative	202,053	157,636	2,307,308	-	2,666,997
Total Operating Expenses	6,426,729	4,890,573	3,328,633	(45,969)	14,599,966
Operating Income (Loss)	$1,145,718	$(4,152,203)	$(3,328,633)	$-	$(6,335,118)

Capital expenditures	$1,403,404	$490,399	$204,334	$-	$2,098,137

	Six Months Ended June 30, 2015 (Unaudited)
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$14,298,205	$1,613,854	$-	$(94,831)	$15,817,228

Operating Expenses
Cost of revenues (exclusive of depreciation)	5,405,816	7,378,763	30,156	(94,831)	12,719,904
Depreciation and amortization	4,302,453	2,047,369	438,674	-	6,788,496
Customer support services	687,007	356,361	1,530,344	-	2,573,712
Sales and marketing	2,638,075	86,911	151,924	-	2,876,910
General and administrative	300,894	203,533	4,792,964	-	5,297,391
Total Operating Expenses	13,334,245	10,072,937	6,944,062	(94,831)	30,256,413
Operating Income (Loss)	$963,960	$(8,459,083)	$(6,944,062)	$-	$(14,439,185)

Capital expenditures	$3,856,210	$174,693	$178,230	$-	$4,209,133

As of June 30, 2015
Property and equipment, net	$20,977,133	$8,694,622	$1,850,304	$-	$31,522,059
Total assets	$25,486,114	$10,789,654	$30,909,661	$-	$67,185,429

	Six Months Ended June 30, 2014 (Unaudited)
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$15,257,973	$1,478,719	$-	$(91,938)	$16,644,754

Operating Expenses
Cost of revenues (exclusive of depreciation)	5,119,152	6,902,292	28,350	(91,938)	11,957,856
Depreciation and amortization	4,618,374	1,918,898	439,205	-	6,976,477
Customer support services	543,736	354,964	1,427,970	-	2,326,670
Sales and marketing	2,515,261	139,612	165,815	-	2,820,688
General and administrative	310,479	304,164	4,730,294	-	5,344,937
Total Operating Expenses	13,107,002	9,619,930	6,791,634	(91,938)	29,426,628
Operating Income (Loss)	$2,150,971	$(8,141,211)	$(6,791,634)	$-	$(12,781,874)

Capital expenditures	$2,889,854	$1,428,452	$317,188	$-	$4,635,494

As of June 30, 2014
Property and equipment, net	$21,966,834	$12,377,471	$2,492,402	$-	$36,836,707
Total assets	$27,442,263	$14,839,751	$19,888,452	$-	$62,170,466

Note 14. Subsequent Events

In the third quarter of 2015, the Company's wholly owned subsidiary, Hetnets Tower Corporation ("Hetnets"), signed contracts with a leading carrier for the colocation of small cell equipment on Hetnets' wireless infrastructure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the six months ended June 30, 2015. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Market Information – Fixed Wireless

    As of June 30, 2015, we operated in twelve metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. Although we provide services in multiple markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a Network Presence in a new market. These costs include building PoPs and Network Costs. Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period. We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model and the operating performance of our mature markets. Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

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

We exited the Nashville market effective March 31, 2014.

Three Months Ended June 30, 2015

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$2,041,795	$573,951	$1,467,844	$570,922	$896,922
New York	1,936,468	722,282	1,214,186	335,388	878,798
Boston	1,217,581	394,409	823,172	212,259	610,913
Chicago	582,012	307,011	275,001	125,651	149,350
San Francisco	253,831	123,542	130,289	50,732	79,557
Houston	187,459	73,856	113,603	37,816	75,787
Miami	321,133	133,304	187,829	141,123	46,706
Las-Vegas-Reno	179,367	121,935	57,432	44,330	13,102
Seattle	67,750	46,537	21,213	14,305	6,908
Providence/Newport	52,413	50,845	1,568	3,343	(1,775)
Philadelphia	26,730	27,666	(936)	14,572	(15,508)
Dallas-Fort Worth	164,368	108,582	55,786	91,232	(35,446)
Total	$7,030,907	$2,683,920	$4,346,987	$1,641,673	$2,705,314

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$2,705,314
Fixed wireless, non-market specific
Other expenses	(327,601)
Depreciation and amortization	(2,175,665)
Shared wireless infrastructure, net	(4,147,160)
Corporate	(3,235,271)
Other income (expense)	(1,670,428)
Net loss	$(8,850,811)

Three Months Ended June 30, 2014

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$1,996,000	$573,010	$1,422,990	$468,799	$954,191
New York	1,949,999	702,033	1,247,966	335,819	912,147
Boston	1,449,309	403,931	1,045,378	189,968	855,410
Chicago	734,524	293,140	441,384	128,269	313,115
Miami	380,888	118,518	262,370	82,173	180,197
San Francisco	284,923	123,775	161,148	58,260	102,888
Houston	173,532	66,073	107,459	37,713	69,746
Las Vegas-Reno	224,856	121,870	102,986	56,089	46,897
Seattle	74,892	47,899	26,993	11,793	15,200
Dallas-Fort Worth	160,467	100,229	60,238	46,309	13,929
Providence-Newport	64,573	50,888	13,685	1,449	12,236
Philadelphia	32,515	19,094	13,421	5,953	7,468
Total	$7,526,478	$2,620,460	$4,906,018	$1,422,594	$3,483,424

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$3,483,424
Fixed wireless, non-market specific
Other expenses	(303,174)
Depreciation and amortization	(2,080,501)
Shared wireless infrastructure, net	(4,106,234)
Corporate	(3,328,633)
Other income (expense)	(59,488)
Net loss	$(6,394,606)

Six Months Ended June 30, 2015

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$4,024,304	$1,140,536	$2,883,768	$1,057,825	$1,825,943
New York	3,898,194	1,505,299	2,392,895	651,220	1,741,675
Boston	2,464,548	799,852	1,664,696	379,093	1,285,603
Chicago	1,275,405	611,016	664,389	275,405	388,984
San Francisco	522,130	244,006	278,124	90,758	187,366
Houston	372,521	147,604	224,917	65,619	159,298
Miami	620,777	251,885	368,892	212,865	156,027
Las-Vegas-Reno	396,846	241,219	155,627	89,182	66,445
Seattle	136,070	94,544	41,526	29,020	12,506
Dallas-Fort Worth	327,738	207,475	120,263	117,890	2,373
Providence/Newport	110,220	107,133	3,087	7,541	(4,454)
Philadelphia	54,621	55,247	(626)	21,304	(21,930)
Total	$14,203,374	$5,405,816	$8,797,558	$2,997,722	$5,799,836

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$5,799,836
Fixed wireless, non-market specific
Other expenses	(628,254)
Depreciation and amortization	(4,302,453)
Shared wireless infrastructure, net	(8,364,252)
Corporate	(6,944,062)
Other income (expense)	(3,334,692)
Net loss	$(17,773,877)

Six Months Ended June 30, 2014

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$4,035,759	$1,134,319	$2,901,440	$937,098	$1,964,342
New York	3,866,028	1,320,544	2,545,484	616,059	1,929,425
Boston	2,983,564	797,546	2,186,018	386,678	1,799,340
Chicago	1,459,587	586,799	872,788	269,367	603,421
Miami	749,950	220,991	528,959	180,905	348,054
Houston	346,348	124,012	222,336	55,612	166,724
San Francisco	560,963	251,455	309,508	148,820	160,688
Las Vegas-Reno	480,752	243,355	237,397	98,410	138,987
Providence-Newport	144,858	98,443	46,415	3,024	43,391
Dallas-Fort Worth	327,124	193,711	133,413	95,440	37,973
Seattle	139,825	95,730	44,095	17,378	26,717
Philadelphia	69,373	39,605	29,768	20,824	8,944
Nashville	1,904	12,642	(10,738)	2,331	(13,069)
Total	$15,166,035	$5,119,152	$10,046,883	$2,831,946	$7,214,937

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$7,214,937
Fixed wireless, non-market specific
Other expenses	(537,530)
Depreciation and amortization	(4,618,374)
Shared wireless infrastructure, net	(8,049,273)
Corporate	(6,791,634)
Other income (expense)	(122,539)
Net loss	$(12,904,413)

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

Net Cash Flow is another commonly used non- GAAP financial measure. Net Cash Flow is defined as Adjusted EBITDA less capital expenditures.

Three Months Ended June 30, 2015

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$251,615	$(4,196,727)	$(3,235,271)	$(7,180,383)
Depreciation and amortization	2,175,665	1,015,859	217,589	3,409,113
Stock-based compensation	-	-	210,922	210,922
Loss on nonmonetary transactions	66,490	-	-	66,490
Non-recurring expenses, primarily acquisition-related	-	-	162,910	162,910
Deferred rent	40,036	9,848	(12,672)	37,212
Adjusted EBITDA	2,533,806	(3,171,020)	(2,656,522)	(3,293,736)
Less: Capital expenditures	2,422,143	56,223	57,181	2,535,547
Net Cash Flow	$111,663	$(3,227,243)	$(2,713,703)	$(5,829,283)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(3,293,736)
Depreciation and amortization	(3,409,113)
Stock-based compensation	(210,922)
Loss on nonmonetary transactions	(66,490)
Non-recurring expenses, primarily acquisition-related	(162,910)
Deferred rent	(37,212)
Operating Income (Loss)	(7,180,383)
Interest expense, net	(1,670,428)
Net loss	$(8,850,811)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(5,829,283)
Capital expenditures	2,535,547
Non-recurring expenses, primarily acquisition related	(162,910)
Changes in operating assets and liabilities, net	658,679
Other, net	(1,133,211)
Net cash used in operating activities	$(3,931,178)

Three Months Ended June 30, 2014

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$1,145,718	$(4,152,203)	$(3,328,633)	$(6,335,118)
Depreciation and amortization	2,080,501	977,960	222,601	3,281,062
Stock-based compensation	-	-	262,764	262,764
Loss on non-monetary transactions	67,833	-	-	67,833
Non-recurring expenses, primarily acquisition-related	-	-	91,359	91,359
Deferred rent	38,742	61,192	(8,807)	91,127
Adjusted EBITDA	3,332,794	(3,113,051)	(2,760,716)	(2,540,973)
Less: Capital expenditures	1,403,404	490,399	204,334	2,098,137
Net Cash Flow	$1,929,390	$(3,603,450)	$(2,965,050)	$(4,639,110)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(2,540,973)
Depreciation and amortization	(3,281,062)
Stock-based compensation	(262,764)
Loss on non-monetary transactions	(67,833)
Non-recurring expenses, primarily acquisition-related	(91,359)
Deferred rent	(91,127)
Operating Income (Loss)	(6,335,118)
Interest expense, net	(59,488)
Net loss	$(6,394,606)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(4,639,110)
Capital expenditures	2,098,137
Non-recurring expenses, primarily acquisition-related	(91,359)
Changes in operating assets and liabilities, net	1,003,909
Other, net	(20,318)
Net cash used in operating activities	$(1,648,741)

Six Months Ended June 30, 2015

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$963,960	$(8,459,083)	$(6,944,062)	$(14,439,185)
Depreciation and amortization	4,302,453	2,047,369	438,674	6,788,496
Stock-based compensation	-	-	422,079	422,079
Loss on nonmonetary transactions	132,608	-	-	132,608
Non-recurring expenses, primarily acquisition-related	-	-	398,602	398,602
Deferred rent	84,323	59,641	(16,103)	127,861
Adjusted EBITDA	5,483,344	(6,352,073)	(5,700,810)	(6,569,539)
Less: Capital expenditures	3,856,210	174,693	178,230	4,209,133
Net Cash Flow	$1,627,134	$(6,526,766)	$(5,879,040)	$(10,778,672)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(6,569,539)
Depreciation and amortization	(6,788,496)
Stock-based compensation	(422,079)
Loss on nonmonetary transactions	(132,608)
Non-recurring expenses, primarily acquisition-related	(398,602)
Deferred rent	(127,861)
Operating Income (Loss)	(14,439,185)
Interest expense, net	(3,334,692)
Net loss	$(17,773,877)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(10,778,672)
Capital expenditures	4,209,133
Non-recurring expenses, primarily acquisition-related	(398,602)
Changes in operating assets and liabilities, net	1,419,800
Other, net	(2,273,655)
Net cash used in operating activities	$(7,821,996)

Six Months Ended June 30, 2014

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$2,150,971	$(8,141,211)	$(6,791,634)	$(12,781,874)
Depreciation and amortization	4,618,374	1,918,898	439,205	6,976,477
Stock-based compensation	-	-	555,034	555,034
Loss on non-monetary transactions	135,401	-	-	135,401
Non-recurring expenses, primarily acquisition-related	-	-	91,359	91,359
Deferred rent	45,496	134,007	(17,613)	161,890
Adjusted EBITDA	6,950,242	(6,088,306)	(5,723,649)	(4,861,713)
Less: Capital expenditures	2,889,854	1,428,452	317,188	4,635,494
Net Cash Flow	$4,060,388	$(7,516,758)	$(6,040,837)	$(9,497,207)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(4,861,713)
Depreciation and amortization	(6,976,477)
Stock-based compensation	(555,034)
Loss on non-monetary transactions	(135,401)
Non-recurring expenses, primarily acquisition-related	(91,359)
Deferred rent	(161,890)
Operating Income (Loss)	(12,781,874)
Interest expense, net	(122,539)
Net loss	$(12,904,413)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(9,497,207)
Capital expenditures	4,635,494
Non-recurring expenses, primarily acquisition-related	(91,359)
Changes in operating assets and liabilities, net	(776,543)
Other, net	(140,940)
Net cash used in operating activities	$(5,870,555)

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues. Revenues totaled $7,857,133 during the three months ended June 30, 2015 compared to $8,264,848 during the three months ended June 30, 2014 representing a decrease of $407,715, or 5%. Revenues for the Fixed Wireless segment totaled $7,080,474 during the three months ended June 30, 2015 compared to $7,572,447 during the three months ended June 30, 2014 representing a decrease of $491,973, or 6%. The decrease principally related to a 6% decrease in the base of customers billed on a monthly recurring basis. In March 2015, we opened a second sales office in Florida and believe that our ability to recruit talent from an additional geographic area will increase the number of account executives and improve sales productivity levels. Revenues for the Shared Wireless segment totaled $826,226 during the three months ended June 30, 2015 compared to $738,370 during the three months ended June 30, 2014 representing an increase of $87,856, or 12%. The increase was exclusively related to higher revenues generated through a large cable company customer contract.

Average revenue per user (“ARPU”) for the Fixed Wireless segment totaled $772 as of June 30, 2015 compared to $760 as of June 30, 2014 representing an increase of $12, or 2%. The increase in ARPU primarily related to customers upgrading to higher bandwidth service which generates higher monthly recurring revenue. ARPU for new customers totaled $620 during the three months ended June 30, 2015 compared to $626 during the three months ended June 30, 2014 representing a decrease of $6, or 1%.

Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.84% during the three months ended June 30, 2015 compared to 1.71% during the three months ended June 30, 2014. Our goal is to maintain churn levels below industry averages of approximately 2.00%. Churn levels can fluctuate from period to period depending upon whether customers move to a location not serviced by the Company, go out of business, or a myriad of other reasons.

Cost of Revenues. Cost of revenues totaled $6,319,537 during the three months ended June 30, 2015 compared to $6,101,913 during the three months ended June 30, 2014 representing an increase of $217,624, or 4%. On a consolidated basis, higher rent expense represented approximately 94% of the increase with rents for PoPs for the Fixed Wireless segment increasing by approximately $96,000 and rents for street level rooftops for the Shared Wireless segment increasing by approximately $109,000. The number of street level rooftops for the Shared Wireless segment were approximately 4% higher at June 30, 2015 compared to June 30, 2014. Other cost of revenues, including bandwidth and customer network costs, totaled $716,548 during the three months ended June 30, 2015 as compared to $704,168 during the three months ended June 30, 2014 representing an increase of $12,380, or 2%. On a consolidated basis, gross margin was 20% for the three months ended June 30, 2015 as compared to 26% for the three months ended June 30, 2014 representing a decrease of 6 percentage points with the Fixed Wireless and Shared Wireless segments accounting for approximately 5 and 1 of the percentage point decreases, respectively. On a per market basis, approximately $279,000 or 78%, of the increase in cost of revenues occurred in our New York City market which is the second largest market for our Fixed Wireless segment and where approximately 65% of the street level rooftops for our Shared Wireless segment are located.

Depreciation and Amortization. Depreciation and amortization totaled $3,409,113 during the three months ended June 30, 2015 compared to $3,281,062 during the three months ended June 30, 2014 representing an increase of $128,051, or 4%. Depreciation expense totaled $3,311,045 during the three months ended June 30, 2015 compared to $3,173,255 during the three months ended June 30, 2014 representing an increase of $137,790 or 4%. The base of depreciable assets as of June 30, 2015 increased approximately 9% compared to June 30, 2014, however, newly acquired assets will not have a full year of depreciation in the year of acquisition which lessens the impact of a higher base on depreciation expense. The increase in the depreciable base during the twelve months ended June 30, 2015 reflects continued growth in our fixed wireless network (approximately $7,098,000), spending on our shared wireless infrastructure (approximately $403,000) and corporate expenditures (approximately $243,000).

Amortization expense totaled $98,068 during the three months ended June 30, 2015 compared to $107,807 during the three months ended June 30, 2014 representing a decrease of $9,739, or 9%. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods. The decrease was related to intangible assets associated with the Color Broadband Communications acquisition which had zero and $9,739 of amortization expense in the 2015 and 2014 periods, respectively. These assets became fully amortized in April 2014.

Customer Support Services. Customer support services totaled $1,332,233 during the three months ended June 30, 2015 compared to $1,150,905 during the three months ended June 30, 2014 representing an increase of $181,328, or 16%. The increase was primarily related to higher payroll costs as average headcount increased to 71 during the 2015 period as compared to 69 during the 2014 period.

Sales and Marketing. Sales and marketing expenses totaled $1,548,480 during the three months ended June 30, 2015 compared to $1,399,089 during the three months ended June 30, 2014 representing an increase of $149,391, or 11%. Compensation related costs, including sales commissions, totaled $1,097,083 during the 2015 period as compared to $966,373 during the 2014 period representing an increase of $130,710, or 14%. Average headcount totaled 54 during the 2015 period as compared to 44 during the 2014 period representing an increase of 10, or 23%. During the first quarter of 2015, the Company opened a new sales office in South Florida. Channel commissions totaled $145,995 during the 2015 period as compared to $103,315 during the 2014 period representing an increase of $42,680, or 41%. Advertising costs totaled $253,841 during the 2015 period as compared to $289,236 during the 2014 period representing a decrease of $35,395, or 12%. Other costs, including travel, entertainment, dues and subscriptions totaled $51,561 during the 2015 period as compared to $40,165 during the 2014 period representing an increase of $11,396, or 28%.

General and Administrative. General and administrative expenses totaled $2,428,153 during the three months ended June 30, 2015 compared to $2,666,997 during the three months ended June 30, 2014 representing a decrease of $238,844, or 9%. Payroll costs totaled $796,010 during 2015 compared to $1,019,296 during 2014 representing a decrease of $223,286, or 22%. Average headcount totaled 32 during the 2015 period compared to 35 during the 2014 period representing a decrease of 3, or 9%. Stock-based compensation totaled $210,922 during 2015 compared to $262,764 during 2014 representing a decrease of $51,842, or 20%. Stock-based compensation can fluctuate significantly from period to period depending on the timing, quantity and valuation of stock option grants. Acquisition related expense totaled $162,910 during the 2015 period compared to $91,359 during the 2014 period representing an increase of $71,551, or 78%. Acquisition related expense can fluctuate significantly from period to period depending upon the timing of potential acquisition opportunities. Information technology support expense totaled $273,806 during the 2015 period compared to $347,783 during the 2014 period representing a decrease of $73,977, or 21%. The Company absorbed certain information technology support services internally which reduced costs associated with third party support services.

Interest Expense, Net. Interest expense, net totaled $1,670,428 during the three months ended June 30, 2015 compared to $59,488 during the three months ended June 30, 2014 representing an increase of $1,610,940, or greater than 100%. The increase related to our $35 million debt financing completed in October 2014. Cash and non-cash interest expense in 2015 totaled $720,892 and $894,153 respectively. Non-cash interest expense included payment-in-kind interest, and the amortization of (i) debt issuance costs, and (ii) discounts associated with (a) original issuance pricing and (b) the fair value of warrants issued in connection with the financing.

Net Loss. Net loss totaled $8,850,811 during the three months ended June 30, 2015 compared to $6,394,606 during the three months ended June 30, 2014 representing an increase of $2,456,205, or 38%. Operating results accounted for approximately 34% of the higher net loss as revenues decreased by $407,715, or 5%, while operating expenses increased by $437,550, or 3%. Interest expense accounted for approximately 66% of the increased net loss related to our $35 million debt financing completed in October 2014. Interest expense totaled $1,684,833 during the 2015 period as compared to interest expense of $67,056 recognized in 2014 resulting in a net increase of $1,617,777.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues. Revenues totaled $15,817,228 during the six months ended June 30, 2015 compared to $16,644,754 during the six months ended June 30, 2014 representing a decrease of $827,526, or 5%. Revenues for the Fixed Wireless segment totaled $14,298,205 during the six months ended June 30, 2015 compared to $15,257,973 during the six months ended June 30, 2014 representing a decrease of $959,768, or 6%. The decrease principally related to a 6% decrease in the base of customers billed on a monthly recurring basis. In March 2015, we opened a second sales office in Florida and believe that our ability to recruit talent from an additional geographic area will increase the number of account executives and improve sales productivity levels. Revenues for the Shared Wireless segment totaled $1,613,854 during the six months ended June 30, 2015 compared to $1,478,719 during the six months ended June 30, 2014 representing an increase of $135,135, or 9%. The increase was exclusively related to higher revenues generated through a large cable company customer contract.

Cost of Revenues. Cost of revenues totaled $12,719,904 during the six months ended June 30, 2015 compared to $11,957,856 during the six months ended June 30, 2014 representing an increase of $762,048, or 6%. On a consolidated basis, higher rent expense represented approximately 104% of the increase with rents for PoPs for the Fixed Wireless segment increasing by approximately $356,000 and rents for street level rooftops for the Shared Wireless segment increasing by approximately $436,000. The number of street level rooftops for the Shared Wireless segment were approximately 4% higher at June 30, 2015 compared to June 30, 2014. Other cost of revenues, including bandwidth and customer network costs, totaled $1,381,900 during the six months ended June 30, 2015 as compared to $1,411,225 during the six months ended June 30, 2014 representing a decrease of $29,325, or 2%. On a consolidated basis, gross margin was 20% for the six months ended June 30, 2015 as compared to 28% for the six months ended June 30, 2014 representing a decrease of 8 percentage points with the Fixed Wireless and Shared Wireless segments accounting for approximately 7 and 1 of the percentage point decreases, respectively. On a per market basis, approximately $780,000 or 98%, of the increase in cost of revenues occurred in our New York City market which is the second largest market for our Fixed Wireless segment and where approximately 65% of the street level rooftops for our Shared Wireless segment are located.

Depreciation and Amortization. Depreciation and amortization totaled $6,788,496 during the six months ended June 30, 2015 compared to $6,976,477 during the six months ended June 30, 2014 representing a decrease of $187,981, or 3%. Depreciation expense totaled $6,592,360 during the six months ended June 30, 2015 compared to $6,283,644 during the six months ended June 30, 2014 representing an increase of $308,716 or 5%. The base of depreciable assets as of June 30, 2015 increased approximately 9% compared to June 30, 2014, however, newly acquired assets will not have a full year of depreciation in the year of acquisition which lessens the impact of a higher base on depreciation expense. The increase in the depreciable base during the twelve months ended June 30, 2015 reflects continued growth in our fixed wireless network (approximately $7,098,000), spending on our shared wireless infrastructure (approximately $403,000) and corporate expenditures (approximately $243,000).

Amortization expense totaled $196,136 during the six months ended June 30, 2015 compared to $692,833 during the six months ended June 30, 2014 representing a decrease of $496,697, or 72%. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods. The decrease was related to intangible assets associated with the Color Broadband Communications acquisition which had zero and $496,697 of amortization expense in the 2015 and 2014 periods, respectively. These assets became fully amortized in April 2014.

Customer Support Services. Customer support services totaled $2,573,712 during the six months ended June 30, 2015 compared to $2,326,670 during the six months ended June 30, 2014 representing an increase of $247,042, or 11%. The increase was primarily related to higher payroll costs as average headcount increased to 70 during the 2015 period as compared to 67 during the 2014 period.

Sales and Marketing. Sales and marketing expenses totaled $2,876,910 during the six months ended June 30, 2015 compared to $2,820,688 during the six months ended June 30, 2014 representing an increase of $56,222, or 2%. Compensation related costs, including sales commissions, totaled $1,966,654 during the 2015 period as compared to $1,939,921 during the 2014 period representing an increase of $26,733, or 1%. Average headcount totaled 46 during the 2015 period as compared to 45 during the 2014 period representing an increase of 1, or 2%. Channel commissions totaled $273,000 during the 2015 period as compared to $199,858 during the 2014 period representing an increase of $73,142, or 37%. Advertising costs totaled $536,038 during the 2015 period as compared to $585,442 during the 2014 period representing a decrease of $49,404, or 8%. Other costs, including travel, entertainment, dues and subscriptions totaled $101,218 during the 2015 period as compared to $95,467 during the 2014 period representing an increase of $5,751, or 6%.

General and Administrative. General and administrative expenses totaled $5,297,391 during the six months ended June 30, 2015 compared to $5,344,937 during the six months ended June 30, 2014 representing a decrease of $47,546, or 1%. Payroll costs totaled $1,726,417 during 2015 compared to $2,008,587 during 2014 representing a decrease of $282,170, or 14%. Average headcount totaled 32 during the 2015 period compared to 36 during the 2014 period representing a decrease of 4, or 11%. Stock-based compensation totaled $422,079 during 2015 compared to $555,034 during 2014 representing a decrease of $132,955, or 24%. Stock-based compensation can fluctuate significantly from period to period depending on the timing, quantity and valuation of stock option grants. Facilities expense totaled $254,060 during the 2015 period compared to $203,162 during the 2014 period representing an increase of $50,898, or 25%. In March 2015, the Company opened a second sales office in Florida which has increased its facilities expenses. Acquisition related expense totaled $398,602 during the 2015 period compared to $91,359 during the 2014 period representing an increase of $307,243, or greater than 100%. Acquisition related expense can fluctuate significantly from period to period depending upon the timing of potential acquisition opportunities.

Interest Expense, Net. Interest expense, net totaled $3,334,692 during the six months ended June 30, 2015 compared to $122,539 during the six months ended June 30, 2014 representing an increase of $3,212,153, or greater than 100%. The increase related to our $35 million debt financing completed in October 2014. Cash and non-cash interest expense in 2015 totaled $1,426,803 and $1,807,047 respectively. Non-cash interest expense included payment-in-kind interest, and the amortization of (i) debt issuance costs, and (ii) discounts associated with (a) original issuance pricing and (b) the fair value of warrants issued in connection with the financing.

Net Loss. Net loss totaled $17,773,877 during the six months ended June 30, 2015 compared to $12,904,413 during the six months ended June 30, 2014 representing an increase of $4,869,464, or 38%. Operating results accounted for approximately 34% of the higher net loss as revenues decreased by $827,526, or 5%, while operating expenses increased by $829,785, or 3%. Interest expense accounted for approximately 66% of the increased net loss related to our $35 million debt financing completed in October 2014. Interest expense totaled $3,366,247 during the 2015 period as compared to interest expense of $137,527 recognized in 2014 resulting in a net increase of $3,228,720.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Changes in capital resources during the six months ended June 30, 2015 and 2014 are described below.

Net Cash Used in Operating Activities. Net cash used in operating activities for the six months ended June 30, 2015 totaled $7,821,996 compared to $5,870,555 for the six months ended June 30, 2014 representing an increase of $1,951,441, or 33%. Cash used in operations for the six months ended June 30, 2015 totaled $9,241,796 as compared to $5,094,012 for the six months ended June 30, 2014 representing an increase of $4,147,784, or 81%. The increase related to a combination of lower revenues, higher expenses, and cash interest expense on debt. Changes in operating assets and liabilities generally represent timing differences regarding payments and receipts, and are normally not indicative of operating results. Changes in operating assets and liabilities provided cash of $1,419,800 during the six months ended June 30, 2015 as compared to cash used of $776,543 for the six months ended June 30, 2014 representing a change of $2,196,343 or greater than 100%.

Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended June 30, 2015 totaled $3,613,675 compared to $4,631,468 for the six months ended June 30, 2014 representing a decrease of $1,017,793, or 22%. Cash capital expenditures for the Fixed Wireless segment totaled $3,230,379 in the 2015 period compared to $2,879,251 in the 2014 period, representing an increase of $351,128, or 12%. Cash capital expenditures for the Shared Wireless Infrastructure segment totaled $186,289 in the 2015 period compared to $1,749,766 in the 2014 period, representing a decrease of $1,563,477, or 89%. Capital expenditures for both business segments can fluctuate from period to period depending upon the number of customer additions and upgrades, network construction activity related to increasing capacity or coverage, and other related reasons. In 2014, we received an incentive payment of $380,000 from our landlord in connection with entering a new lease agreement for our corporate offices. These funds were used to pay for qualified leasehold improvements to the facility.

Net Cash Used In Financing Activities. Net cash used in financing activities for the six months ended June 30, 2015 totaled $474,704 compared to $390,801 for the six months ended June 30, 2014, representing an increase of $83,903, or 21%.

Debt Financing. In October 2014, we entered into a loan agreement (the “Loan Agreement”) with Melody Business Finance, LLC (the “Lender”). The Lender provided us with a five-year $35 million secured term loan (the “Financing” or “Note”). The Note was issued at a 3% discount and the Company incurred $2,893,739 in debt issuance costs. Net proceeds were $31,056,260.

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

Capital Resources. As of June 30, 2015, we had cash and cash equivalents of $26,117,134 and working capital of $22,639,193. Based on our current operating activities and plans, we believe our capital resources at the end of June 30, 2015 will enable us to meet our anticipated cash requirements for at least the next twelve months.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of June 30, 2015:

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter
Operating leases	$54,209,720	$10,779,421	$19,342,274	$13,801,840	$6,395,904	$2,842,743	$1,047,538
Long-term debt	36,008,957	-	-	-	-	36,008,957	-
Capital leases	2,723,857	631,822	1,110,428	837,811	143,796	-	-
Other	203,604	135,736	67,868	-	-	-	-
Deferred payments	6,156	5,814	342	-	-	-	-
Total	$93,152,294	$11,552,793	$20,520,912	$14,639,651	$6,539,700	$38,851,700	$1,047,538

Operating Leases. We have entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through April 2025. Certain of these operating leases include extensions, at our option, for additional terms ranging from 1 to 25 years. Amounts associated with the extension periods have not been included in the table above as it is not presently determinable which options, if any, we will elect to exercise.

Long-Term Debt. We have entered into a loan agreement with Melody Business Finance, LLC. The $35 million term loan becomes due in October 2019. Accrued PIK interest totaled $1,008,957 as of June 30, 2015.

Capital Lease. We have entered into capital leases to acquire property and equipment expiring through June 2018.

Other. Under the terms of a one year information technology support agreement, the Company is making quarterly payments of approximately $68,000 through the first quarter of 2016.

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

Recent Accounting Pronouncements. In April 2015, the FASB issued ASU No. 2015-03 (“ASU 2015-03”), “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as an asset. ASU 2015-03 is effective for us on January 1, 2016. Once adopted, entities are required to apply the new guidance retrospectively to all prior periods presented. The retrospective application represents a change in accounting principle. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the effect that ASU 2015-03 will have on our condensed consolidated financial statements and related disclosures.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as ‘‘Special Purposes Entities.’’

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices.  Our primary market risk relates to interest rates.  At June 30, 2015, all cash and cash equivalents are immediately available cash balances.  A portion of our cash and cash equivalents are held in institutional money market funds.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2015, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: August 10, 2015	By:	/s/ Jeffrey M. Thompson

Jeffrey M. Thompson President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Joseph P. Hernon

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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, and (v) related notes to these financial statements.