Form 10-Q
period 2015-09-30
TOWERSTREAM CORP
filed 2015-11-09
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission file number 001-33449

TOWERSTREAM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8259086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

88 Silva Lane	02842
Middletown, Rhode Island	(Zip Code)
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

As of November 5, 2015, there were 66,777,529 shares of common stock, par value $0.001 per share, outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2015 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14-25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	25

Item 4.	Controls and Procedures.	25

Part II	OTHER INFORMATION

Item 6.	Exhibits.	26

i

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$20,308,551	$38,027,509
Accounts receivable, net	959,057	1,310,647
Prepaid expenses and other current assets	1,169,648	926,699
Total Current Assets	22,437,256	40,264,855

Property and equipment, net	30,040,784	33,905,286

Intangible assets, net	1,905,654	2,199,858
Goodwill	1,674,281	1,674,281
Other assets	3,200,142	4,277,558
Total Assets	$59,258,117	$82,321,838

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,005,813	$871,251
Accrued expenses	2,470,314	2,038,696
Deferred revenues	1,233,981	1,384,846
Current maturities of capital lease obligations	998,986	845,668
Other	63,040	57,242
Total Current Liabilities	5,772,134	5,197,703

Long-Term Liabilities
Long-term debt, net of debt discount of $2,316,486 and $3,194,147, respectively	34,060,563	32,101,409
Capital lease obligations, net of current maturities	1,183,172	1,285,858
Other	1,916,694	1,774,841
Total Long-Term Liabilities	37,160,429	35,162,108
Total Liabilities	42,932,563	40,359,811

Commitments (Note 12)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 200,000,000 and 95,000,000 shares authorized, respectively; 66,777,529 and 66,656,789 shares issued and outstanding, respectively	66,778	66,657
Additional paid-in-capital	158,278,008	157,631,299
Accumulated deficit	(142,019,232)	(115,735,929)
Total Stockholders' Equity	16,325,554	41,962,027
Total Liabilities and Stockholders' Equity	$59,258,117	$82,321,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$7,797,291	$8,301,604	$23,614,519	$24,946,358

Operating Expenses
Cost of revenues (exclusive of depreciation)	6,186,834	6,210,920	18,906,738	18,168,776
Depreciation and amortization	3,435,635	3,318,395	10,224,131	10,294,872
Customer support services	1,310,794	1,247,791	3,884,506	3,574,461
Sales and marketing	1,513,650	1,353,015	4,390,560	4,173,703
General and administrative	2,194,122	2,381,586	7,491,513	7,726,523
Total Operating Expenses	14,641,035	14,511,707	44,897,448	43,938,335
Operating Loss	(6,843,744)	(6,210,103)	(21,282,929)	(18,991,977)
Other Expense
Interest expense, net	(1,665,682)	(43,970)	(5,000,374)	(166,509)
Total Other Expense	(1,665,682)	(43,970)	(5,000,374)	(166,509)
Net Loss	$(8,509,426)	$(6,254,073)	$(26,283,303)	$(19,158,486)

Net loss per common share – basic and diluted	$(0.13)	$(0.09)	$(0.39)	$(0.29)
Weighted average common shares outstanding – basic and diluted	67,966,261	66,643,804	67,916,211	66,521,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Nine Months Ended September 30, 2015

	Common Stock
	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance at January 1, 2015	66,656,789	$66,657	$157,631,299	$(115,735,929)	$41,962,027
Cashless exercise of options	96,594	97	(97)	-	-
Issuance of common stock under employee stock purchase plan	24,146	24	37,337	-	37,361
Stock-based compensation for options	-	-	609,469	-	609,469
Net loss	-	-	-	(26,283,303)	(26,283,303)
Balance at September 30, 2015	66,777,529	$66,778	$158,278,008	$(142,019,232)	$16,325,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

 TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(26,283,303)	$(19,158,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	132,000	192,000
Depreciation for property, plant and equipment	9,929,927	9,503,971
Amortization for customer based intangibles	294,204	790,901
Amortization of debt issuance costs	722,902	-
Amortization of debt discount	877,661	-
Accrued interest	1,081,493	-
Stock-based compensation	615,052	740,405
Deferred rent	145,336	271,455
Changes in operating assets and liabilities:
Accounts receivable	219,591	(627,188)
Prepaid expenses and other current assets	(242,950)	(506,133)
Other assets	353,451	213,407
Accounts payable	134,562	(637,806)
Accrued expenses	528,402	177,214
Deferred revenues	(150,865)	(133,324)
Total Adjustments	14,640,766	9,984,902
Net Cash Used In Operating Activities	(11,642,537)	(9,173,584)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(5,352,183)	(6,848,919)
Lease incentive payment from landlord	10,626	380,000
Decrease (increase) of security deposits	2,911	(13,672)
Deferred acquisition payments	(8,310)	(64,574)
Net Cash Used In Investing Activities	(5,346,956)	(6,547,165)

Cash Flows From Financing Activities
Payments on capital leases	(761,243)	(596,649)
Proceeds from the issuance of common stock under employee stock purchase plan	31,778	30,430
Fair value of options repurchased	-	(3,793)
Net Cash Used In Financing Activities	(729,465)	(570,012)

Net Decrease In Cash and Cash Equivalents	(17,718,958)	(16,290,761)

Cash and Cash Equivalents – Beginning	38,027,509	28,181,531
Cash and Cash Equivalents – Ending	$20,308,551	$11,890,770

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$2,361,323	$187,653
Taxes	$22,400	$23,229
Acquisition of property and equipment:
Under capital leases	$810,026	$33,204
Included in accrued expenses	$427,496	$386,448

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

At September 30, 2015, the Company had cash and cash equivalents of approximately $20.3 million and working capital of approximately $16.7 million. Based on (i) current projections for revenues for its two business segments, (ii) operating costs to support those business segments including the effect of cost reduction measures that are being implemented, and (iii) capital expenditures to support the network infrastructure, the Company believes that its current cash balances are sufficient to maintain operations and fulfill working capital requirements for the next twelve months from the date of filing this quarterly report.

The Company has historically financed operations through private and public placement of equity securities, as well as debt financings and capital leases. The Company's ability to fund its longer term cash requirements is subject to multiple risks, many of which are beyond its control. Should additional funding be required, the Company may need to raise additional capital through the sale of equity or debt securities. There can be no assurances that the Company would be successful in raising additional capital.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year for any future period.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of September 30, 2015, the Company had cash and cash equivalent balances of approximately $19,791,000 in excess of the federally insured limit of $250,000.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning of period	$117,748	$161,863	$59,273	$81,009
Additions	32,000	75,000	132,000	192,000
Deductions	(43,762)	(30,995)	(85,287)	(67,141)
End of period	$105,986	$205,868	$105,986	$205,868

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

Subsequent Events. Subsequent events have been evaluated through the date of this filing.

Note 3. Property and Equipment

Property and equipment is comprised of:

	September 30, 2015	December 31, 2014
Network and base station equipment	$38,731,362	$35,836,469
Customer premise equipment	29,616,923	26,511,691
Shared wireless infrastructure	20,899,869	21,044,189
Information technology	4,770,115	4,628,555
Furniture, fixtures and other	1,713,722	1,669,340
Leasehold improvements	1,623,071	1,599,393
	97,355,062	91,289,637
Less: accumulated depreciation	67,314,278	57,384,351
Property and equipment, net	$30,040,784	$33,905,286

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	September 30, 2015	December 31, 2014
Network and base station equipment	$1,390,593	$1,003,875
Shared wireless infrastructure	1,230,305	1,230,305
Customer premise equipment	669,792	246,484
Information technology	1,860,028	1,860,028
	5,150,718	4,340,692
Less: accumulated depreciation	2,857,432	2,135,534
Property acquired through capital leases, net	$2,293,286	$2,205,158

Depreciation expense for the three months ended September 30, 2015 and 2014 was $3,337,567 and $3,220,327, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 was $9,929,927 and $9,503,971, respectively.

Note 4. Intangible Assets

Intangible assets consist of the following:

	September 30, 2015	December 31, 2014
Goodwill	$1,674,281	$1,674,281

Customer relationships	$11,856,127	$11,856,127
Less: accumulated amortization of customer relationships	11,235,028	10,940,824
Customer relationships, net	621,099	915,303
FCC licenses	1,284,555	1,284,555
Intangible assets, net	$1,905,654	$2,199,858

Amortization expense for the three months ended September 30, 2015 and 2014 was $98,068 and $98,068, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 was $294,204 and $790,901, respectively. The customer contracts acquired in the Delos acquisition are being amortized over a 50 month period ending April 2017. As of September 30, 2015, the remaining amortization period for the Delos acquisition was 19 months. Balances related to the Company’s other acquisitions have been fully amortized. Future amortization expense is as follows:

Remainder of 2015	$98,068
2016	392,272
2017	130,759
$621,099

The Company’s licenses with the Federal Communications Commission (the “FCC”) are not subject to amortization as they have an indefinite useful life.

Note 5. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2015	December 31, 2014
Payroll and related	$946,445	$726,917
Property and equipment	427,496	524,280
Professional services	409,554	256,534
Network	316,258	187,440
Other	289,811	280,413
Marketing	80,750	63,112
Total	$2,470,314	$2,038,696

Network represents costs incurred to provide services to the Company’s customers including tower rentals, bandwidth, troubleshooting and gear removal.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 6. Other Liabilities

Other liabilities consist of the following:

	September 30, 2015	December 31, 2014
Current
Deferred rent	$59,825	$46,058
Deferred acquisition payments	3,215	11,184
Total	$63,040	$57,242

Long-Term
Deferred rent	$1,515,357	$1,373,163
Deferred acquisition payments	-	341
Deferred taxes	401,337	401,337
Total	$1,916,694	$1,774,841

Deferred acquisition payments related to Delos Internet totaled $3,215 at September 30, 2015 and bear interest at a rate of 7%.

Note 7. Long-Term Debt

In October 2014, the Company entered into a loan agreement (the "Loan Agreement") with Melody Business Finance, LLC (the "Lender") which provided the Company with a five-year $35 million term loan (the "Financing" or "Note"). The Note was issued at a 3% discount totaling $1,050,000 which is being amortized over the term of the Note. The Company recognized interest expense of $83,076 and $262,307 in connection with the amortization of this discount for the three and nine months ended September 30, 2015, respectively, and the unamortized balance totaled $692,328 at September 30, 2015.

The Note bears interest payable in cash at a rate equal to the greater of (i) the sum of the one month Libor rate on each payment date plus 7% or (ii) 8% per annum, and additional paid in kind (“PIK”), or deferred, interest that accrues at 4% per annum. The Company paid $736,183 of interest and accrued $368,092 of PIK interest for the three months ended September 30, 2015. The Company paid $2,162,986 of interest and accrued $1,081,493 of PIK interest for the nine months ended September 30, 2015. PIK interest is included in Interest expense in the accompanying condensed consolidated statements of operations.

As of September 30, 2015, the Company was in compliance with all of the debt covenants.

In connection with the Loan Agreement and pursuant to a Warrant and Registration Rights Agreement, the Company issued warrants (the “Warrants”) to purchase 3,600,000 shares of common stock of which two-thirds have an exercise price of $1.26 and one-third have an exercise price of $0.01, subject to customary adjustments under certain circumstances. The Warrants have a term of seven and a half years. The fair value of the warrants granted to the Lender of $2,463,231 was calculated using the Black-Scholes option pricing model and recorded as a debt discount. The debt discount is being amortized over the term of the Note using the effective interest rate. The Company recognized interest expense of $194,890 and $615,355 in connection with the amortization of this discount for the three and nine months ended September 30, 2015, respectively, and the unamortized balance totaled $1,624,157 at September 30, 2015.

The Company incurred costs, primarily professional services, of approximately $2,900,000 related to the Loan Agreement. These costs were recorded as other assets in the Company’s consolidated balance sheet and are being amortized over the term of the Loan Agreement using the effective interest rate. Amortization expense totaled $228,952 and $722,902 for the three and nine months ended September 30, 2015, respectively, and the unamortized balance totaled $1,908,017 at September 30, 2015.

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015			2014			2015			2014
Risk-free interest rate	1.5%	-	1.6%	1.7%	-	1.8%	1.5%	-	1.6%	1.6%	-	1.8%
Expected volatility	57.8%	-	59.3%			59%	57.8%	-	59.3%	47%	-	59%
Expected life (in years)			4.2			5.3			4.2			5.3
Expected dividend yield			-			-			-			-
Weighted average per share grant date fair value			$0.63			$0.75			$0.71			$0.80
Stock-based compensation			$191,170			$183,844			$609,469			$735,076

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The risk-free interest rate was based on rates established by the Federal Reserve. The Company’s expected volatility was based upon the historical volatility for its common stock. Beginning in the fourth quarter of 2014, the Company began utilizing historical data to determine the expected life of stock options. Prior to that date, the Company utilized the simplified method as there was limited historical data then available. The dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future. Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized amount of stock options expense totaled $1,012,437 as of September 30, 2015 which will be recognized over a weighted-average period of 1.0 years.

Option transactions under the stock option plans during the nine months ended September 30, 2015 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of January 1, 2015	3,997,695	$2.73
Granted during 2015	828,750	$1.52
Exercised	(426,530)	$1.58
Cancelled /expired	(74,124)	$1.72
Outstanding as of September 30, 2015	4,325,791	$2.63
Exercisable as of September 30, 2015	2,711,299	$2.99

In June 2015, the Company made its annual grant to the Board of Directors consisting of 200,000 options with an exercise price of $2.07 vesting monthly through May 2016.

In July 2015, the Company granted to its two executive officers a total of 81,250 options with an exercise price of $1.55 vesting quarterly over one year period.

In September 2015, the Company granted to its employees and two executive officers a total of 547,500 options with an exercise price of $1.31. 50% of the options vest on the one year anniversary date with the remaining 50% vesting quarterly over the following 12 months. Employees with 1,000 share grants vest 100% on the one year anniversary.

A total of 426,530 options were exercised on a cashless basis during the nine months ended September 30, 2015 resulting in the net issuance of 96,594 shares.

Cancellations for the three and nine months ended September 30, 2015 were 15,000 and 74,124, respectively. Cancellations principally related to employee terminations except for 27,500 options which expired during the nine months ended September 30, 2015 under its terms.

The weighted average remaining contractual life of the outstanding options as of September 30, 2015 was 7 years.

The aggregate intrinsic value associated with the options outstanding and exercisable as of September 30, 2015 was $8,950 and $8,950, respectively. The closing price of the Company’s common stock at September 30, 2015 was $1.07 per share.

Stock Warrants

There were 4,050,000 warrants outstanding and exercisable at September 30, 2015 with a weighted average exercise price of $1.31 per share. The weighted average remaining contractual life of the warrants was 6 years. During the nine months ended September 30, 2015, no stock warrants were issued, exercised, expired or cancelled.

The aggregate intrinsic value associated with the warrants outstanding and exercisable as of September 30, 2015 was $1,272,000.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 9. Employee Stock Purchase Plan

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum of 200,000 shares of common stock can be issued under the ESPP Plan of which 135,726 shares have been issued to date and 64,274 shares are available for future issuance. During the three and nine months ended September 30, 2015, a total of 11,268 and 24,146 shares were issued under the ESPP Plan with a fair value of $12,057 and $37,361, respectively. The Company recognized $1,803 and $5,583 of stock-based compensation related to the 15% discount for the three and nine months ended September 30, 2015, respectively. The Company recognized $1,529 and $5,329 of stock-based compensation related to the 15% discount for the three and nine months ended September 30, 2014, respectively.

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

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the nine months ended September 30, 2015.

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2015	$20,308,551	$20,308,551	$-	$-
December 31, 2014	$38,027,509	$38,027,509	$-	$-

Note 11. Net Loss Per Common Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period and the inclusion of 1,200,000 warrants to purchase shares of common stock at an exercise price of $0.01. For the three and nine months ended September 30, 2015 and 2014, the following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise or issuance of these common stock equivalents outstanding at September 30, 2015 would dilute earnings per share if the Company becomes profitable in the future. The exercise of those stock options and warrants outstanding at September 30, 2015 could potentially generate proceeds up to approximately $17 million if exercised by the holder for cash.

	Three and Nine Months Ended September 30,
	2015	2014
Stock options	4,325,791	3,901,314
Warrants	2,850,000	450,000
Total	7,175,791	4,351,314

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 12. Commitments

Operating Lease Obligations

    The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through April 2025. Certain of these operating leases include extensions, at the Company's option, for additional terms ranging from 1 to 25 years. Amounts associated with the extension periods have not been included in the table below as it is not presently determinable which options, if any, the Company will elect to exercise. As of September 30, 2015, total future operating lease obligations were as follows:

Remainder of 2015	$5,268,066
2016	19,388,526
2017	14,114,624
2018	6,832,370
2019	3,314,230
Thereafter	1,284,645
$50,202,461

Rent expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Points of Presence	$2,079,322	$1,939,574	$6,174,386	$5,732,922
Street level rooftops	3,240,996	3,359,804	10,099,784	9,752,720
Corporate offices	96,558	84,109	285,419	252,328
Other	113,171	88,211	302,111	273,928
	$5,530,047	$5,471,698	$16,861,700	$16,011,898

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

Capital Lease Obligations

The Company has entered into capital leases to acquire property and equipment expiring through June 2018. As of September 30, 2015, total future capital lease obligations were as follows:

Remainder of 2015	$315,910
2016	1,110,428
2017	837,811
2018	143,796
$2,407,945
Less: interest expense	225,787
Total capital lease obligations	$2,182,158
Current	$998,986
Long-term	$1,183,172

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

	Three Months Ended September 30, 2015 (Unaudited)
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$6,995,168	$849,824	$-	$(47,701)	$7,797,291

Operating Expenses
Cost of revenues (exclusive of depreciation)	2,734,708	3,483,763	16,064	(47,701)	6,186,834
Depreciation and amortization	2,214,143	1,005,185	216,307	-	3,435,635
Customer support services	379,168	179,660	751,966	-	1,310,794
Sales and marketing	1,400,507	35,793	77,350	-	1,513,650
General and administrative	110,137	99,356	1,984,629	-	2,194,122
Total Operating Expenses	6,838,663	4,803,757	3,046,316	(47,701)	14,641,035
Operating Income (Loss)	$156,505	$(3,953,933)	$(3,046,316)	$-	$(6,843,744)

Capital expenditures	$1,778,844	$46,058	$31,390	$-	$1,856,292

	Three Months Ended September 30, 2014 (Unaudited)
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$7,553,609	$793,964	$-	$(45,969)	$8,301,604

Operating Expenses
Cost of revenues (exclusive of depreciation)	2,631,572	3,609,807	15,510	(45,969)	6,210,920
Depreciation and amortization	1,980,519	1,013,693	324,183	-	3,318,395
Customer support services	345,918	147,379	754,494	-	1,247,791
Sales and marketing	1,239,446	38,261	75,308	-	1,353,015
General and administrative	63,686	163,125	2,154,775	-	2,381,586
Total Operating Expenses	6,261,141	4,972,265	3,324,270	(45,969)	14,511,707
Operating Income (Loss)	$1,292,468	$(4,178,301)	$(3,324,270)	$-	$(6,210,103)

Capital expenditures	$1,154,281	$589,883	$21,603	$-	$1,765,767

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Nine Months Ended September 30, 2015 (Unaudited)
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$21,293,373	$2,463,678	$-	$(142,532)	$23,614,519

Operating Expenses
Cost of revenues (exclusive of depreciation)	8,140,524	10,862,526	46,220	(142,532)	18,906,738
Depreciation and amortization	6,516,596	3,052,554	654,981	-	10,224,131
Customer support services	1,066,175	536,021	2,282,310	-	3,884,506
Sales and marketing	4,038,582	122,704	229,274	-	4,390,560
General and administrative	411,031	302,889	6,777,593	-	7,491,513
Total Operating Expenses	20,172,908	14,876,694	9,990,378	(142,532)	44,897,448
Operating Income (Loss)	$1,120,465	$(12,413,016)	$(9,990,378)	$-	$(21,282,929)

Capital expenditures	$5,635,054	$220,751	$209,620	$-	$6,065,425

As of September 30, 2015
Property and equipment, net	$20,813,961	$7,561,436	$1,665,387	$-	$30,040,784
Total assets	$25,173,164	$9,544,523	$24,540,430	$-	$59,258,117

	Nine Months Ended September 30, 2014 (Unaudited)
	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Eliminations	Total

Revenues	$22,811,582	$2,272,683	$-	$(137,907)	$24,946,358

Operating Expenses
Cost of revenues (exclusive of depreciation)	7,750,725	10,512,098	43,860	(137,907)	18,168,776
Depreciation and amortization	6,598,893	2,932,592	763,387	-	10,294,872
Customer support services	889,654	502,342	2,182,465	-	3,574,461
Sales and marketing	3,754,707	177,874	241,122	-	4,173,703
General and administrative	374,164	467,290	6,885,069	-	7,726,523
Total Operating Expenses	19,368,143	14,592,196	10,115,903	(137,907)	43,938,335
Operating Income (Loss)	$3,443,439	$(12,319,513)	$(10,115,903)	$-	$(18,991,977)

Capital expenditures	$4,044,135	$2,018,334	$338,791	$-	$6,401,260

As of September 30, 2014
Property and equipment, net	$21,340,927	$11,753,330	$2,287,890	$-	$35,382,147
Total assets	$26,293,518	$14,232,594	$14,948,568	$-	$55,474,680

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2015. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Market Information – Fixed Wireless

As of September 30, 2015, we operated in twelve metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. Although we provide services in multiple markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a Network Presence in a new market. These costs include building PoPs and Network Costs. Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period. We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model and the operating performance of our mature markets. Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

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

We exited the Nashville market effective March 31, 2014.

Three Months Ended September 30, 2015

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$1,996,588	$557,491	$1,439,097	$444,894	$994,203
New York	1,968,822	789,483	1,179,339	369,533	809,806
Boston	1,177,289	397,438	779,851	207,793	572,058
Chicago	614,588	312,209	302,379	159,755	142,624
San Francisco	269,568	123,912	145,656	58,806	86,850
Houston	180,278	74,804	105,474	53,390	52,084
Miami	293,651	134,170	159,481	146,534	12,947
Providence/Newport	51,438	45,399	6,039	2,695	3,344
Seattle	53,829	50,994	2,835	12,107	(9,272)
Philadelphia	24,133	28,274	(4,141)	6,639	(10,780)
Las-Vegas-Reno	149,666	124,362	25,304	53,094	(27,790)
Dallas-Fort Worth	167,617	96,172	71,445	103,716	(32,271)
Total	$6,947,467	$2,734,708	$4,212,759	$1,618,956	$2,593,803

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$2,593,803
Fixed wireless, non-market specific
Other expenses	(270,856)
Depreciation and amortization	(2,214,143)
Shared wireless infrastructure, net	(3,906,232)
Corporate	(3,046,316)
Other income (expense)	(1,665,682)
Net loss	$(8,509,426)

Three Months Ended September 30, 2014

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$2,016,888	$543,967	$1,472,921	$513,935	$958,986
New York	1,949,316	724,148	1,225,168	348,283	876,885
Boston	1,363,282	397,754	965,528	201,988	763,540
Chicago	722,474	298,883	423,591	111,998	311,593
Las-Vegas-Reno	338,417	126,312	212,105	1,114	210,991
Miami	357,315	116,987	240,328	54,250	186,078
Houston	178,249	71,171	107,078	10,050	97,028
Dallas-Fort Worth	155,612	96,015	59,597	19,545	40,052
San Francisco	270,055	125,070	144,985	105,417	39,568
Seattle	74,418	44,696	29,722	(3,434)	33,156
Providence-Newport	56,279	53,874	2,405	1,746	659
Philadelphia	25,335	32,695	(7,360)	4,246	(11,606)
Total	$7,507,640	$2,631,572	$4,876,068	$1,369,138	$3,506,930

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$3,506,930
Fixed wireless, non-market specific
Other expenses	(279,912)
Depreciation and amortization	(1,980,519)
Shared wireless infrastructure, net	(4,132,332)
Corporate	(3,324,270)
Other income (expense)	(43,970)
Net loss	$(6,254,073)

Nine Months Ended September 30, 2015

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$6,020,892	$1,698,027	$4,322,865	$1,502,719	$2,820,146
New York	5,867,016	2,294,782	3,572,234	1,020,753	2,551,481
Boston	3,641,837	1,197,290	2,444,547	586,886	1,857,661
Chicago	1,889,993	923,225	966,768	435,160	531,608
San Francisco	791,698	367,918	423,780	149,564	274,216
Houston	552,799	222,408	330,391	119,009	211,382
Miami	914,428	386,055	528,373	359,399	168,974
Las-Vegas-Reno	546,512	365,581	180,931	142,276	38,655
Seattle	189,899	145,538	44,361	41,127	3,234
Providence/Newport	161,658	152,532	9,126	10,236	(1,110)
Dallas-Fort Worth	495,355	303,647	191,708	221,606	(29,898)
Philadelphia	78,754	83,521	(4,767)	27,943	(32,710)
Total	$21,150,841	$8,140,524	$13,010,317	$4,616,678	$8,393,639

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$8,393,639
Fixed wireless, non-market specific
Other expenses	(899,110)
Depreciation and amortization	(6,516,596)
Shared wireless infrastructure, net	(12,270,484)
Corporate	(9,990,378)
Other income (expense)	(5,000,374)
Net loss	$(26,283,303)

Nine Months Ended September 30, 2014

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$6,052,647	$1,678,286	$4,374,361	$1,451,033	$2,923,328
New York	5,815,345	2,044,692	3,770,653	964,342	2,806,311
Boston	4,346,847	1,195,300	3,151,547	588,665	2,562,882
Chicago	2,182,059	885,682	1,296,377	381,365	915,012
Miami	1,107,265	337,978	769,287	235,155	534,132
Las-Vegas-Reno	819,169	369,667	449,502	99,524	349,978
Houston	524,596	195,183	329,413	65,662	263,751
San Francisco	831,018	376,525	454,493	254,237	200,256
Dallas-Fort Worth	482,736	289,727	193,009	114,985	78,024
Seattle	214,245	140,426	73,819	13,944	59,875
Providence-Newport	201,137	152,317	48,820	4,770	44,050
Philadelphia	94,708	72,300	22,408	25,070	(2,662)
Nashville	1,903	12,642	(10,739)	2,331	(13,070)
Total	$22,673,675	$7,750,725	$14,922,950	$4,201,083	$10,721,867

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$10,721,867
Fixed wireless, non-market specific
Other expenses	(817,442)
Depreciation and amortization	(6,598,893)
Shared wireless infrastructure, net	(12,181,606)
Corporate	(10,115,903)
Other income (expense)	(166,509)
Net loss	$(19,158,486)

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

Net Cash Flow is another commonly used non- GAAP financial measure. Net Cash Flow is defined as Adjusted EBITDA less capital expenditures.

Three Months Ended September 30, 2015

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$156,505	$(3,953,933)	$(3,046,316)	$(6,843,744)
Depreciation and amortization	2,214,143	1,005,185	216,307	3,435,635
Stock-based compensation	-	-	192,973	192,973
Loss on nonmonetary transactions	60,573	-	-	60,573
Non-recurring expenses, primarily acquisition-related	-	-	6,994	6,994
Deferred rent	33,659	(3,511)	(12,673)	17,475
Adjusted EBITDA	2,464,880	(2,952,259)	(2,642,715)	(3,130,094)
Less: Capital expenditures	1,778,844	46,058	31,390	1,856,292
Net Cash Flow	$686,036	$(2,998,317)	$(2,674,105)	$(4,986,386)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(3,130,094)
Depreciation and amortization	(3,435,635)
Stock-based compensation	(192,973)
Loss on nonmonetary transactions	(60,573)
Non-recurring expenses, primarily acquisition-related	(6,994)
Deferred rent	(17,475)
Operating Income (Loss)	(6,843,744)
Interest expense, net	(1,665,682)
Net loss	$(8,509,426)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(4,986,386)
Capital expenditures	1,856,292
Non-recurring expenses, primarily acquisition related	(6,994)
Changes in operating assets and liabilities, net	135,793
Other, net	(819,246)
Net cash used in operating activities	$(3,820,541)

Three Months Ended September 30, 2014

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$1,292,468	$(4,178,301)	$(3,324,270)	$(6,210,103)
Depreciation and amortization	1,980,519	1,013,693	324,183	3,318,395
Stock-based compensation	-	-	185,373	185,373
Loss on nonmonetary transactions	67,833	-	-	67,833
Deferred rent	47,932	70,439	(8,807)	109,564
Adjusted EBITDA	3,388,752	(3,094,169)	(2,823,521)	(2,528,938)
Less: Capital expenditures	1,154,281	589,883	21,603	1,765,767
Net Cash Flow	$2,234,471	$(3,684,052)	$(2,845,124)	$(4,294,705)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(2,528,938)
Depreciation and amortization	(3,318,395)
Stock-based compensation	(185,373)
Loss on nonmonetary transactions	(67,833)
Deferred rent	(109,564)
Operating Income (Loss)	(6,210,103)
Interest expense, net	(43,970)
Net loss	$(6,254,073)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(4,294,705)
Capital expenditures	1,765,767
Changes in operating assets and liabilities, net	(737,288)
Other, net	(36,804)
Net cash used in operating activities	$(3,303,030)

Nine Months Ended September 30, 2015

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$1,120,465	$(12,413,016)	$(9,990,378)	$(21,282,929)
Depreciation and amortization	6,516,596	3,052,554	654,981	10,224,131
Stock-based compensation	-	-	615,052	615,052
Loss on nonmonetary transactions	193,181	-	-	193,181
Non-recurring expenses, primarily acquisition-related	-	-	405,596	405,596
Deferred rent	117,982	56,130	(28,776)	145,336
Adjusted EBITDA	7,948,224	(9,304,332)	(8,343,525)	(9,699,633)
Less: Capital expenditures	5,635,054	220,751	209,620	6,065,425
Net Cash Flow	$2,313,170	$(9,525,083)	$(8,553,145)	$(15,765,058)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(9,699,633)
Depreciation and amortization	(10,224,131)
Stock-based compensation	(615,052)
Loss on nonmonetary transactions	(193,181)
Non-recurring expenses, primarily acquisition-related	(405,596)
Deferred rent	(145,336)
Operating Income (Loss)	(21,282,929)
Interest expense, net	(5,000,374)
Net loss	$(26,283,303)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(15,765,058)
Capital expenditures	6,065,425
Non-recurring expenses, primarily acquisition-related	(405,596)
Changes in operating assets and liabilities, net	842,191
Other, net	(2,379,499)
Net cash used in operating activities	$(11,642,537)

Nine Months Ended September 30, 2014

	Fixed Wireless	Shared Wireless Infrastructure	Corporate	Total
Operating Income (Loss)	$3,443,439	$(12,319,513)	$(10,115,903)	$(18,991,977)
Depreciation and amortization	6,598,893	2,932,592	763,387	10,294,872
Stock-based compensation	-	-	740,405	740,405
Loss on nonmonetary transactions	203,231	-	-	203,231
Non-recurring expenses, primarily acquisition-related	-	-	91,359	91,359
Deferred rent	93,428	204,447	(26,420)	271,455
Adjusted EBITDA	10,338,991	(9,182,474)	(8,547,172)	(7,390,655)
Less: Capital expenditures	4,044,135	2,018,334	338,791	6,401,260
Net Cash Flow	$6,294,856	$(11,200,808)	$(8,885,963)	$(13,791,915)

Reconciliation of Adjusted EBITDA to Net Loss

Adjusted EBITDA	$(7,390,655)
Depreciation and amortization	(10,294,872)
Stock-based compensation	(740,405)
Loss on nonmonetary transactions	(203,231)
Non-recurring expenses, primarily acquisition-related	(91,359)
Deferred rent	(271,455)
Operating Income (Loss)	(18,991,977)
Interest expense, net	(166,509)
Net loss	$(19,158,486)

Reconciliation of Net Cash Flow to Net Cash Used in Operating Activities

Net cash flow	$(13,791,915)
Capital expenditures	6,401,260
Non-recurring expenses, primarily acquisition-related	(91,359)
Changes in operating assets and liabilities, net	(1,513,830)
Other, net	(177,740)
Net cash used in operating activities	$(9,173,584)

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues. Revenues totaled $7,797,291 during the three months ended September 30, 2015 compared to $8,301,604 during the three months ended September 30, 2014 representing a decrease of $504,313, or 6%. Revenues for the Fixed Wireless segment totaled $6,995,168 during the three months ended September 30, 2015 compared to $7,553,609 during the three months ended September 30, 2014 representing a decrease of $558,441, or 7%. The decrease principally related to a 7% decrease in the base of customers billed on a monthly recurring basis. In March 2015, we opened a second sales office in Florida and believe that our ability to recruit talent from an additional geographic area will increase the number of account executives and improve sales productivity levels. Revenues for the Shared Wireless segment totaled $849,824 during the three months ended September 30, 2015 compared to $793,964 during the three months ended September 30, 2014 representing an increase of $55,860, or 7%. The increase was primarily related to higher revenues generated through a large cable company customer contract.

Average revenue per user (“ARPU”) for the Fixed Wireless segment totaled $768 as of September 30, 2015 compared to $769 as of September 30, 2014 representing a decrease of $1, or less than 1%. ARPU for new customers totaled $627 during the three months ended September 30, 2015 compared to $651 during the three months ended September 30, 2014 representing a decrease of $24, or 4%. ARPU for new customers can fluctuate from period to period but has averaged $637 over the past twelve quarters.

Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.87% during the three months ended September 30, 2015 compared to 1.69% during the three months ended September 30, 2014. Our goal is to maintain churn levels below industry averages of approximately 2.00%. Churn levels can fluctuate from period to period depending upon whether customers move to a location not serviced by the Company, go out of business, or a myriad of other reasons.

Cost of Revenues. Cost of revenues totaled $6,186,834 during the three months ended September 30, 2015 compared to $6,210,920 during the three months ended September 30, 2014 representing a decrease of $24,086, or less than 1%. The decrease primarily related to lower costs incurred in the 2015 period to address customer service issues. On a consolidated basis, gross margin was 21% for the three months ended September 30, 2015 as compared to 25% for the three months ended September 30, 2014 representing a decrease of 4 percentage points. Gross margin for the Fixed Wireless segment decreased 6 percentage points primarily related to lower revenues while gross margin for the Shared Wireless segment increased approximately 2 percentage points primarily related to higher revenues.

Depreciation and Amortization. Depreciation and amortization totaled $3,435,635 during the three months ended September 30, 2015 compared to $3,318,395 during the three months ended September 30, 2014 representing an increase of $117,240, or 4%. Depreciation expense totaled $3,337,567 during the three months ended September 30, 2015 compared to $3,220,327 during the three months ended September 30, 2014 representing an increase of $117,240 or 4%. The base of depreciable assets as of September 30, 2015 increased approximately 9% compared to September 30, 2014, however, newly acquired assets will not have a full year of depreciation in the year of acquisition which lessens the impact of a higher base on depreciation expense. The increase in the depreciable base during the twelve months ended September 30, 2015 primarily reflects continued investment in our fixed wireless network which totaled approximately $7.7 million.

Amortization expense totaled $98,068 during the three months ended September 30, 2015 compared to $98,068 during the three months ended September 30, 2014 representing no change. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods. The expense for both periods was related to intangible assets associated with the Delos Internet acquisition.

Customer Support Services. Customer support services totaled $1,310,794 during the three months ended September 30, 2015 compared to $1,247,791 during the three months ended September 30, 2014 representing an increase of $63,003, or 5%. The increase was primarily related to higher payroll costs as average headcount totaled 73 during the 2015 period as compared to 71 during the 2014 period representing an increase of 2, or 3%.

Sales and Marketing. Sales and marketing expenses totaled $1,513,650 during the three months ended September 30, 2015 compared to $1,353,015 during the three months ended September 30, 2014 representing an increase of $160,635, or 12%. Compensation related costs, including sales commissions, totaled $1,053,424 during the 2015 period as compared to $917,486 during the 2014 period representing an increase of $135,938, or 15%. Average headcount totaled 57 during the 2015 period as compared to 38 during the 2014 period representing an increase of 19, or 50%. During the first quarter of 2015, the Company opened a new sales office in South Florida. Channel commissions totaled $151,439 during the 2015 period as compared to $111,098 during the 2014 period representing an increase of $40,341, or 36%. Advertising costs totaled $264,541 during the 2015 period as compared to $284,320 during the 2014 period representing a decrease of $19,779, or 7%. Other costs, including travel, entertainment, dues and subscriptions totaled $44,246 during the 2015 period as compared to $40,111 during the 2014 period representing an increase of 4,135, or 10%.

General and Administrative. General and administrative expenses totaled $2,194,122 during the three months ended September 30, 2015 compared to $2,381,586 during the three months ended September 30, 2014 representing a decrease of $187,464, or 8%. Payroll costs totaled $742,010 during the 2015 period compared to $916,970 during the 2014 period representing a decrease of $174,960, or 19%. The decrease primarily related to lower variable compensation.

Interest Expense, Net. Interest expense, net totaled $1,665,682 during the three months ended September 30, 2015 compared to $43,970 during the three months ended September 30, 2014 representing an increase of $1,621,712, or greater than 100%. The increase related to our $35 million debt financing which closed in October 2014. Cash and non-cash interest expense in the 2015 period totaled $736,183 and $875,010 respectively. Non-cash interest expense included payment-in-kind interest, and the amortization of (i) debt issuance costs, and (ii) discounts associated with (a) original issuance pricing and (b) the fair value of warrants issued in connection with the financing.

Net Loss. Net loss totaled $8,509,426 during the three months ended September 30, 2015 compared to $6,254,073 during the three months ended September 30, 2014 representing an increase of $2,255,353, or 36%. Operating results accounted for approximately 28% of the higher net loss as revenues decreased by $504,313, or 6%, while operating expenses increased by $129,328, or 1%. Interest expense accounted for approximately 72% of the increased net loss related to our $35 million debt financing which closed in October 2014. Interest expense totaled $1,677,132 during the 2015 period as compared to interest expense of $50,125 during the 2014 period resulting in a net increase of $1,627,007.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues. Revenues totaled $23,614,519 during the nine months ended September 30, 2015 compared to $24,946,358 during the nine months ended September 30, 2014 representing a decrease of $1,331,839, or 5%. Revenues for the Fixed Wireless segment totaled $21,293,373 during the nine months ended September 30, 2015 compared to $22,811,582 during the nine months ended September 30, 2014 representing a decrease of $1,518,209, or 7%. The decrease principally related to a 7% decrease in the base of customers billed on a monthly recurring basis. In March 2015, we opened a second sales office in Florida and believe that our ability to recruit talent from an additional geographic area will increase the number of account executives and improve sales productivity levels. Revenues for the Shared Wireless segment totaled $2,463,678 during the nine months ended September 30, 2015 compared to $2,272,683 during the nine months ended September 30, 2014 representing an increase of 190,995, or 8%. The increase was primarily related to higher revenues generated through a large cable company customer contract.

Cost of Revenues. Cost of revenues totaled $18,906,738 during the nine months ended September 30, 2015 compared to $18,168,776 during the nine months ended September 30, 2014 representing an increase of $737,962, or 4%. On a consolidated basis, higher rent expense represented approximately 108% of the increase with rents for PoPs for the Fixed Wireless segment increasing by approximately $483,000 and rents for street level rooftops for the Shared Wireless segment increasing by approximately $311,000. Other cost of revenues, including bandwidth and customer network costs, totaled $2,068,782 during the nine months ended September 30, 2015 as compared to $2,124,992 during the nine months ended September 30, 2014 representing a decrease of $56,210, or 3%. On a consolidated basis, gross margin was 20% for the nine months ended September 30, 2015 as compared to 27% for the nine months ended September 30, 2014 representing a decrease of 7 percentage points with the Fixed Wireless and Shared Wireless segments accounting for approximately 6 and 1 of the percentage point decreases, respectively. On a per market basis, approximately $988,000 or 75%, of the increase in cost of revenues occurred in our New York City market which is the second largest market for our Fixed Wireless segment and where approximately 66% of the street level rooftops for our Shared Wireless segment are located.

Depreciation and Amortization. Depreciation and amortization totaled $10,224,131 during the nine months ended September 30, 2015 compared to $10,294,872 during the nine months ended September 30, 2014 representing a decrease of $70,741, or less than 1%. Depreciation expense totaled $9,929,927 during the nine months ended September 30, 2015 compared to $9,503,971 during the nine months ended September 30, 2014 representing an increase of $425,956 or 4%. The base of depreciable assets as of September 30, 2015 increased approximately 9% compared to September 30, 2014, however, newly acquired assets will not have a full year of depreciation in the year of acquisition which lessens the impact of a higher base on depreciation expense. The increase in the depreciable base during the twelve months ended September 30, 2015 primarily reflects continued investment in our fixed wireless network which totaled approximately $7.7 million.

Amortization expense totaled $294,204 during the nine months ended September 30, 2015 compared to $790,901 during the nine months ended September 30, 2014 representing a decrease of $496,697, or 63%. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods. The decrease was related to intangible assets associated with the Color Broadband Communications acquisition which had zero and $496,697 of amortization expense in the 2015 and 2014 periods, respectively. These assets became fully amortized in April 2014.

Customer Support Services. Customer support services totaled $3,884,506 during the nine months ended September 30, 2015 compared to $3,574,461 during the nine months ended September 30, 2014 representing an increase of $310,045, or 9%. The increase was primarily related to higher payroll costs as average headcount totaled 71 during the 2015 period as compared to 69 during the 2014 period representing an increase of 2, or 3%.

Sales and Marketing. Sales and marketing expenses totaled $4,390,560 during the nine months ended September 30, 2015 compared to $4,173,703 during the nine months ended September 30, 2014 representing an increase of $216,857, or 5%. Compensation related costs, including sales commissions, totaled $3,020,078 during the 2015 period as compared to $2,857,407 during the 2014 period representing an increase of $162,671, or 6%. Average headcount totaled 50 during the 2015 period as compared to 43 during the 2014 period representing an increase of 7, or 16% primarily related to the opening of a new sales office in Southern Florida in March 2015. Channel commissions totaled $424,440 during the 2015 period as compared to $310,957 during the 2014 period representing an increase of $113,483, or 36%. Advertising costs totaled $800,579 during the 2015 period as compared to $869,762 during the 2014 period representing a decrease of $69,183, or 8%. Other costs, including travel, entertainment, dues and subscriptions totaled $145,463 during the 2015 period as compared to $135,579 during the 2014 period representing an increase of $9,884, or 7%.

General and Administrative. General and administrative expenses totaled $7,491,513 during the nine months ended September 30, 2015 compared to $7,726,523 during the nine months ended September 30, 2014 representing a decrease of $235,010, or 3%. Payroll costs totaled $2,468,427 during the 2015 period compared to $2,925,557 during the 2014 period representing a decrease of $457,130, or 16%. Average headcount totaled 32 during the 2015 period compared to 35 during the 2014 period representing a decrease of 3, or 9%. Stock-based compensation totaled $615,052 during the 2015 period compared to $740,405 during the 2014 period representing a decrease of $125,353, or 17%. Stock-based compensation can fluctuate significantly from period to period depending on the timing, quantity and valuation of stock option grants. Acquisition related expense totaled $405,596 during the 2015 period compared to $91,359 during the 2014 period representing an increase of $314,237, or greater than 100%. Acquisition related expense can fluctuate significantly from period to period depending upon the timing of potential acquisition opportunities.

Interest Expense, Net. Interest expense, net totaled $5,000,374 during the nine months ended September 30, 2015 compared to $166,509 during the nine months ended September 30, 2014 representing an increase of $4,833,865, or greater than 100%. The increase related to our $35 million debt financing which closed in October 2014. Cash and non-cash interest expense in the 2015 period totaled $2,162,986 and $2,682,057 respectively. Non-cash interest expense included payment-in-kind interest, and the amortization of (i) debt issuance costs, and (ii) discounts associated with (a) original issuance pricing and (b) the fair value of warrants issued in connection with the financing.

Net Loss. Net loss totaled $26,283,303 during the nine months ended September 30, 2015 compared to $19,158,486 during the nine months ended September 30, 2014 representing an increase of $7,124,817, or 37%. Operating results accounted for approximately 32% of the higher net loss as revenues decreased by $1,331,839, or 5%, while operating expenses increased by $959,113, or 2%. Interest expense accounted for approximately 68% of the increased net loss related to our $35 million debt financing which closed in October 2014. Interest expense totaled $5,043,380 during the 2015 period as compared to interest expense of $187,653 during the 2014 period resulting in a net increase of $4,855,727.

Liquidity and Capital Resources

Changes in capital resources during the nine months ended September 30, 2015 and 2014 are described below.

Net Cash Used in Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2015 totaled $11,642,537 compared to $9,173,584 for the nine months ended September 30, 2014 representing an increase of $2,468,953, or 27%. Cash used in operations for the nine months ended September 30, 2015 totaled $12,484,728 as compared to $7,659,754 for the nine months ended September 30, 2014 representing an increase of $4,824,974, or 63%. The increase related to a combination of lower revenues, higher expenses, and cash interest expense on debt. Changes in operating assets and liabilities generally represent timing differences regarding payments and receipts, and are normally not indicative of operating results. Changes in operating assets and liabilities provided cash of $842,191 during the nine months ended September 30, 2015 as compared to cash used of $1,513,830 for the nine months ended September 30, 2014 representing a change of $2,356,021 or greater than 100%.

Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2015 totaled $5,346,956 compared to $6,547,165 for the nine months ended September 30, 2014 representing a decrease of $1,200,209, or 18%. Cash capital expenditures for the Fixed Wireless segment totaled $4,842,038 in the 2015 period compared to $3,987,391 in the 2014 period, representing an increase of $854,647, or 21%. Cash capital expenditures for the Shared Wireless Infrastructure segment totaled $237,493 in the 2015 period compared to $2,395,166 in the 2014 period, representing a decrease of $2,157,673, or 90%. During the 2014 period, we were actively constructing our Shared Wireless infrastructure network whereas expenditures were significantly lower in the 2015 period as the network has been substantially completed. Capital expenditures for both business segments can fluctuate from period to period depending upon the number of customer additions and upgrades, network construction activity related to increasing capacity or coverage, and other related reasons. In 2015, we received an incentive payment of $10,626 from our landlord in connection with entering a lease agreement for our Florida office. In 2014, we received an incentive payment of $380,000 from our landlord in connection with entering a new lease agreement for our corporate offices in Rhode Island. These funds were used to pay for qualified leasehold improvements to the facility.

Net Cash Used In Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2015 totaled $729,465 compared to $570,012 for the nine months ended September 30, 2014, representing an increase of $159,453, or 28%. The increase relates to five additional capital leases with a total value of approximately $800,000 that were entered into in the 2015 period.

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

Capital Resources and Management Plans. At September 30, 2015, the Company had cash and cash equivalents of approximately $20.3 million and working capital of approximately $16.7 million. Based on (i) current projections for revenues for its two business segments, (ii) operating costs to support those business segments including the effect of cost reduction measures that are being implemented, and (iii) capital expenditures to support the network infrastructure, the Company believes that its current cash balances are sufficient to maintain operations and fulfill working capital requirements for the next twelve months from the date of filing this quarterly report.

The Company has historically financed operations through private and public placement of equity securities, as well as debt financings and capital leases. The Company's ability to fund its longer term cash requirements is subject to multiple risks, many of which are beyond its control. Should additional funding be required, the Company may need to raise additional capital through the sale of equity or debt securities. There can be no assurances that the Company would be successful in raising additional capital.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of September 30, 2015:

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter
Operating leases	$50,202,461	$5,268,066	$19,388,526	$14,114,624	$6,832,370	$3,314,230	$1,284,645
Long-term debt	36,377,049	-	-	-	-	36,377,049	-
Capital leases	2,407,945	315,910	1,110,428	837,811	143,796	-	-
Other	135,736	67,868	67,868	-	-	-	-
Deferred payments	3,249	2,907	342	-	-	-	-
Total	$89,126,440	$5,654,751	$20,567,164	$14,952,435	$6,976,166	$39,691,279	$1,284,645

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

Long-Term Debt. We have entered into a loan agreement with Melody Business Finance, LLC. The $35 million term loan becomes due in October 2019. Accrued PIK interest totaled $1,377,049 as of September 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary market risk relates to interest rates. At September 30, 2015, all cash and cash equivalents are immediately available cash balances. A portion of our cash and cash equivalents are held in institutional money market funds.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2015, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II

OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description
10.1	Form of Sublease Agreement
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Labels Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: November 9, 2015	By:	/s/ Jeffrey M. Thompson
Jeffrey M. Thompson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joseph P. Hernon
Joseph P. Hernon
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Sublease Agreement
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Labels Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, and (v) related notes to these financial statements.