Form 10-K
period 2015-12-31
TOWERSTREAM CORP
filed 2016-03-18
CIK 1349437

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $108,303,532.

As of March 14, 2016, there were 66,810,149 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2015 are incorporated by reference into Part III of this Report.

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

Item 1. Business.

Towerstream Corporation (“Towerstream”, “we”, “us”, “our” or the “Company”) is primarily a provider of fixed wireless services to businesses in twelve major urban markets across the U.S. The Company was incorporated in December 1999.

Fixed Wireless Services

During its first decade of operations, the Company's business activities were focused on delivering fixed wireless broadband services to commercial customers over a wireless network transmitting over both regulated and unregulated radio spectrum. The Company's fixed wireless service supports bandwidth on demand, wireless redundancy, virtual private networks, disaster recovery, bundled data and video services. The Company provides services to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. The Company's "Fixed Wireless Services Business" ("Fixed Wireless" or "FW") has historically grown both organically and through the acquisition of five other fixed wireless broadband providers in various markets.

Beginning in the first half of 2014, the Company has shifted its sales and marketing strategy to focus on its On-Net platform. Traditionally, the Company has connected, or “lit”, individual customers in a building with bandwidth for internet connectivity. Under its On-Net platform, the Company is able to connect, or “light”, the entire building at once and at a cost similar to what was traditionally required for one high bandwidth customer requiring point-to-point equipment. This can be accomplished, in part, because the capabilities of the equipment have improved even as the cost has decreased. As a result, Towerstream is able to leverage the initial installation cost to serve the entire building tenant base. In place of a wireless install for every single customer, Towerstream now only has to install the wireless portion of the install once. Subsequent customers are connected by simply running a wire to the common space in the building where the wireless service terminates. Towerstream also benefits by not having to incur additional antenna rental costs at its Points-of-Presence (“PoP”). Instead of having multiple antennas on both the customer building and the PoP, there generally needs to be only one antenna on each location.

Currently Towerstream is offering 20M, 50M, 100M up to 1000M bandwidth denominations.  This unique portfolio of bandwidth services is able to go up and down existing markets from small business to fortune 500 companies.

Shared Wireless Infrastructure Services

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”), to operate a new business designed to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Hetnets built a carrier-class network which offered a shared wireless infrastructure platform, primarily for (i) co-location of customer owned antenna and related equipment and (ii) Wi-Fi access and offloading. The Company referred to this as its “Shared Wireless Infrastructure” or “Shared Wireless” business. During the fourth quarter of 2015, the Company determined to exit this business and curtailed activities in its smaller markets. The remaining network, located in New York City (or “NYC”), was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and continuing into the first quarter of 2016 to sell the New York City network. As further described in Note 18 to the Company’s consolidated financial statements, on March 9, 2016, the Company completed a sale and transfer of certain assets to the major cable company (the “Buyer”). The Asset Purchase Agreement provided that the Buyer would assume certain rooftop leases in NYC and acquire ownership of the Wi-Fi access points and related equipment associated with operating the network. The Company retained ownership of all backhaul and related equipment and the parties entered into a backhaul services agreement under which the Company will provide bandwidth to the Buyer at the locations governed by the leases. The agreement is for a three year period with two, one year renewals and is cancellable by the Buyer on sixty days’ notice. The operating results and cash flows for Hetnets have been presented as discontinued operating results in these consolidated financial statements. Assets associated with the New York City network have been presented as Assets Held for Sale.

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

Markets

We launched our fixed wireless business in April 2001 in the Boston and Providence markets. In June 2003, we launched service in New York City and followed that with our entry into the Chicago, Los Angeles, San Francisco, Miami and Dallas-Fort Worth markets at various times through April 2008. Philadelphia was our last market launch in November 2009. We entered the Seattle, Las Vegas-Reno, and Houston markets through acquisitions of service providers based in those markets. We also expanded our market coverage and presence in Boston, Providence, and Los Angeles through acquisitions. Our acquisitions include (i) Sparkplug Chicago, Inc., operating in Chicago, Illinois, (ii) Pipeline Wireless, LLC, operating in Boston, Massachusetts and Providence, Rhode Island, (iii) One Velocity, Inc., operating in Las Vegas and Reno, Nevada (iv) Color Broadband Communications, Inc. (“Color Broadband”), operating in Los Angeles, California, and (v) Delos Internet, operating in Houston, Texas which we completed in February 2013.

We determine which geographic markets to enter by assessing criteria in four broad categories. First, we evaluate our ability to deploy our service in a given market after taking into consideration our spectrum position, the availability of towers and zoning constraints. Second, we assess the market by evaluating the number of competitors, existing price points, demographic characteristics and distribution channels. Third, we evaluate the economic potential of the market, focusing on our forecasts of revenue opportunities and capital requirements. Finally, we look at market clustering opportunities and other cost efficiencies that might be realized. Based on this approach, as of December 31, 2015, we offered wireless broadband connectivity in 12 markets, of which 10 are in the top 20 metropolitan areas in the United States based on the number of small to medium businesses in each market. These 10 markets cover approximately 60% of small and medium businesses (5 to 249 employees) in the United States.

We believe there are market opportunities beyond the 12 markets in which we are currently offering our services. Our long-term plan is to expand nationally into other top metropolitan markets in the United States. We believe that acquisitions represent a more cost effective manner to expand into new markets rather than to build our own infrastructure. Since 2010, we have completed five acquisitions, of which two were in new markets and three expanded our presence in existing markets. We have paid for these acquisitions through a combination of cash and equity, and believe that future acquisitions will be paid in a similar manner. Our decision to expand into new markets will depend upon many factors including the timing and frequency of acquisitions, national and local economic conditions, and the opportunity to leverage existing customer relationships in new markets.

Sales and Marketing

We employ an inside direct sales force model to sell our services to business customers. As of December 31, 2015, we employed 43 direct sales people. We generally compensate these employees on a salary plus commission basis. Approximately 44% of our sales personnel had been with the Company for more than two years as of December 31, 2015, as compared to 66% and 56% as of December 31, 2014 and 2013, respectively. This tenure metric can fluctuate from period to period, especially because the size of the direct sales force is relatively small. The Company believes that a tenure metric between 60% to 75% constitutes an experienced sales force.

In March 2015, we opened a second sales center in Boca Raton, Florida where a number of telecommunications and call center companies are based. As of December 31, 2015 we employed a total of 20 direct sales people in our Boca Raton facility which accounts for approximately 47% of our total sales personnel. All of these employees have been with the Company for less than a year as of December 31, 2015. We believe that being able to recruit talented professionals from a second geographic area will enable us to maintain a sales force of 40 to 50 experienced and productive account executives. A larger sales force should have a positive effect on new customer additions. We generally expect that new account executives will need approximately nine months of training and on-the-job experience before their sales pipelines become robust and they begin generating new sales levels comparable to existing account executives.

We continued to spend significantly on Internet based marketing initiatives designed to capture customer demand rather than trying to create customer demand. Most companies secure their bandwidth service under contracts ranging in length from one to three years. As a result, customer buying decisions generally occur when their existing contracts are close to expiring. We believe that many buyers of information technology services search the Internet to learn about industry trends and developments, as well as competitive service offerings. Spending on Internet based marketing initiatives totaled $758,750, $953,459, and $1,030,916 during the years ended December 31, 2015, 2014, and 2013, respectively.

 Sales through indirect channels comprised 34.1% of our total revenues for the year ended December 31, 2015 compared with 22.7% for the year ended December 31, 2014 and 19.6% for the year ended December 31, 2013. Our channel program provides for recurring monthly residual payments ranging from 8% to 20%.

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

Incumbent Local Exchange Carriers and Competitive Local Exchange Carriers

We face competition from traditional wireline operators in terms of price, performance, discounted rates for bundles of services, breadth of service, reliability, network security, and ease of access and use. In particular, we face competition from Verizon Communications Inc. and AT&T Inc. which are referred to as “incumbent local exchange carriers,” or (“ILECS”), as well as “competitive local exchange carriers,” or (“CLECS”), such as TelePacific Communications, MegaPath Networks, and EarthLink, Inc.

Cable Modem and DSL Services

We compete with companies that provide Internet connectivity through cable modems or DSL. Principal competitors include cable companies, such as Comcast Corporation, Time Warner Cable, Charter, Cox Communications and incumbent telephone companies, such as AT&T Inc. or Verizon Communications Inc. Both the cable and telephone companies deploy their services over wired networks initially designed for voice and one-way data transmission that have subsequently been upgraded to provide for additional two-way voice, video and broadband services.

Cellular and CMRS Services

Cellular and other Commercial Mobile Radio Service (“CMRS”) carriers are seeking to expand their capacity to provide data and voice services that are superior to ours. These providers have substantially broader geographic coverage than we have and, for the foreseeable future, than we expect to have. If one or more of these providers can deploy technologies that compete effectively with our services, the mobility and coverage offered by these carriers will provide even greater competition than we currently face. Moreover, more advanced cellular and CMRS technologies, such as fourth generation Long Term Evolution (“LTE”) mobile technologies, currently offer broadband service with packet data transfer speeds of up to 2,000,000 bits per second for fixed applications, and slower speeds for mobile applications. We expect that LTE technology will be improved to increase connectivity speeds to make it more suitable for a range of advanced applications.

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

Prime Real Estate Locations

We have secured long term lease agreements for prime real estate locations in the twelve markets in which we have built our fixed wireless network. These locations are some of the tallest buildings in each city which facilitates our ability to deliver Internet connectivity to customer locations where line of sight is not available to our competitors.

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

Broadband Internet Service Regulation

Our wireless broadband network can be used to provide Internet access service and Virtual Private Networks (“VPNs”). In 2002, the FCC ruled that Internet services are interstate information services that are not subject to regulation as a telecommunications service under federal law or to state or local utility regulation. Our broadband Internet services, therefore, have traditionally not been subject to many of the regulatory requirements imposed on wireless and wireline telecommunications service providers. For example, we have not been required to contribute a percentage of gross revenues from our Internet access services to the universal service funds used to support local telephone service and advanced telecommunications services for schools, libraries and rural health care facilities. Our wireless broadband Internet services are, however, subject to a number of federal regulatory requirements, including but not limited to, the Communications Assistance for Law Enforcement Act (“CALEA”) requirement that high-speed Internet service providers implement certain network capabilities to assist law enforcement in conducting surveillance of persons suspected of criminal activity.

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

The FCC is currently considering major changes in the 3.5 GHz band including a reduction to the protection zone. These regulatory changes would make future operation of both the earth station and 3650 MHz band licenses in the DeSoto area uncertain and potentially costly. As a result, the Company has determined to relinquish any rights to KA306. An impairment charge of $534,555 was recognized in the fourth quarter of 2015 to write off the carrying value of the license.

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

 Employees

As of December 31, 2015, we had 154 employees, of whom 153 were full-time employees and one was a part-time employee. As of March 4, 2016, we had 131 employees, of whom 129 were full-time employees and 2 were part-time employees. We believe our employee relations are good. Three employees are considered members of executive management.

Our Corporate Information

Our principal executive offices are located at 88 Silva Lane, Middletown, Rhode Island, 02842.  Our telephone number is (401) 848-5848. The Company’s website address is http://www.towerstream.com. Information contained on the Company’s website is not incorporated into this Annual Report on Form 10-K. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Securities and Exchange Commission (“SEC”) website at http://www.sec.gov as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC. These reports are also available on the Company's website.

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

We may continue to consider strategic acquisitions, some of which may be larger than those previously completed and which could be material transactions. Integrating acquisitions is often costly and may require significant attention from management. Delays or other operational or financial problems that interfere with our operations may result. If we fail to implement proper overall business controls for companies or assets we acquire or fail to successfully integrate these acquired companies or assets in our processes, our financial condition and results of operations could be adversely affected. In addition, it is possible that we may incur significant expenses in the evaluation and pursuit of potential acquisitions that may not be successfully completed.

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

As of December 31, 2015, we had approximately $15,100,000 in cash and cash equivalents with two large financial banking institutions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If the institution at which we have placed our funds were to become insolvent or fail, we could be at risk for losing a substantial portion of our cash deposits, or incur significant time delays in obtaining access to such funds. In light of the limited amount of federal insurance for deposits, even if we were to spread our cash assets among several institutions, we would remain at risk for the amount not covered by insurance.

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

We are highly dependent on the continued services of our key personnel across all facets of operations. We do not have an employment agreement with any of these individuals. We cannot guarantee that any of these persons will stay with us for any definite period. Loss of the services of any of these individuals could adversely impact our operations. We do not maintain policies of "key man" insurance on our executives.

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

Risks Related to Discontinued Operations

We may incur additional charges in connection with our decision to exit the Shared Wireless infrastructure business, and any additional costs would adversely impact our cash flows.

During the fourth quarter of 2015, we determined to exit the Shared Wireless infrastructure business and curtailed activity in our smaller markets. In connection with the foregoing, we recognized charges in the fourth quarter of 2015 aggregating approximately $5,359,000, consisting of approximately $3,284,000 of estimated cost to settle our lease obligations, $1,618,000 to write-off network assets which could not be redeployed into the fixed wireless network and writing off $456,000 of deferred acquisition costs and security deposits which are not expected to be recovered. We believe that we have recognized principally all of the costs required to exit this business but can provide no assurance that additional costs will not be incurred.

We may encounter difficulties or may not be able to sell Assets Held for Sale at December 31, 2015 which could adversely impact future profitability.

The Shared Wireless Infrastructure business’ largest network was in New York City where it had a lease access agreement with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and continuing into the first quarter of 2016 to sell the New York City network. In March 2016, the Company completed a sale and transfer of certain assets to a major cable company customer. The Company is presently continuing efforts to sell the remainder of the network in New York City. We cannot guarantee that any agreements for the sale of these assets will be on terms favorable to us or that we will be able to sell such assets. If we are not able to sell these assets on favorable terms, if at all, our profitability could be adversely impacted and our stock price could decline.

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

On February 26, 2015, the FCC adopted an Open Internet order in which fixed and mobile broadband services is reclassified as telecommunications services governed by Title II of the Communications Act. This reclassification includes forbearance from applying many sections of the Communications Act and the FCC’s rules to broadband service providers. As part of the Title II reclassification, the FCC could adopt new regulations requiring broadband service providers to register and pay Universal Service Fund (“USF”) fees as well as submit to a significant amount of other common carrier regulations.

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

In October 2014, we entered into a loan agreement which provided us with a five-year $35 million term loan. The loan bears interest payable in cash at a rate equal to the greater of (i) the sum of the one month LIBOR rate on each payment date plus 7% or (ii) 8% per annum, and additional paid in kind (“PIK”), or deferred, interest that accrues at 4% per annum. We paid $2,906,695 of interest and accrued $1,453,347 of PIK interest for the year ended December 31, 2015.

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

Risks Relating to Our Common Stock

We may fail to regain compliance for continued listing on the NASDAQ Capital Market and a delisting of our stock could make it more difficult for investors to sell their shares

Our common stock was approved for listing on the NASDAQ Capital Market in May of 2007 where it continues to be listed. The listing Rules (the “Rules”) of NASDAQ require the company to meet certain requirements. These continued listing standards include specifically enumerated criteria, such as:

•	a $1.00 minimum closing bid price;
•	stockholders’ equity of $2.5 million;
•	500,000 shares of publicly-held common stock with a market value of at least $1 million;
•	300 round-lot stockholders; and
•	compliance with NASDAQ’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of NASDAQ’s discretionary authority.

On November 24, 2015, NASDAQ informed the Company that it had failed to maintain a minimum bid price of $1 per share for more than 30 consecutive business days. The Company can regain compliance if, at any time during the 180 day period ending May 23, 2016, the closing bid price of the common stock is at least $1 for a minimum of ten consecutive business days. It is unknown at this time if we will be able to regain compliance with the minimum bid price requirement within the time allowed in order to continue our common stock listing on the Nasdaq Capital Market. Continued listing during this period is also contingent on our continued compliance with all listing requirements other than for the minimum bid price. While we hope to regain compliance in the ordinary course of business, we may consider a reverse stock split, if necessary to continue our listing, and have committed to NASDAQ to do so if necessary. However, even if we do effect such a reverse stock split, our stockholders may bring actions against us in connection with that reverse stock split that could divert management resources, cause us to incur significant expenses or cause our common stock to be further diluted.

The Company reported stockholders’ equity at December 31, 2015 of $2,545,687, above the $2.5 million listing standard required by NASDAQ but it is likely that our stockholders’ equity will be below $2.5 million at March 31, 2016.

If we fail to comply with NASDAQ’s continued listing standards, we may be delisted and our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board or OTCQX market, and then only if one or more registered broker-dealer market makers comply with quotation requirements.  In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all.

Finally, delisting of our common stock would likely result in our common stock becoming a “penny stock” under the Securities Exchange Act.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the shares but must trade it on an unsolicited basis. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for shares that become subject to those penny stock rules. Under such circumstances, shareholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors.

We could fail in future financing efforts or be delisted from The NASDAQ Capital Market if we fail to receive stockholder approval when needed.

We are required under the NASDAQ rules to obtain stockholder approval for any issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding before the issuance of such securities sold at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by NASDAQ. Funding of our operations and potential acquisitions of assets may require issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding, but we might not be successful in obtaining the required stockholder approval for such an issuance. If we are unable to obtain financing due to stockholder approval difficulties, such failure may have a material adverse effect on our ability to continue operations.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

 Item 2. Properties.

We do not own any real property.

Our executive offices are located at 88 Silva Lane in Middletown, Rhode Island, where we lease approximately 29,000 square feet of space. The majority of our employees work at this location including our finance and administrative, engineering, information technology, customer care and retention, and sales and marketing personnel. Rent payments totaled approximately $371,036 in 2015 and escalate by 3% annually reaching $416,970 for 2019. Our lease expires on December 31, 2019 with an option to renew for an additional five year term through December 31, 2024.

In December 2014, the Company entered into a new lease agreement in Florida which includes 3,542 square feet for office space for a second sales center. The lease commenced in February 2015 for 38 months with an option to renew for an additional 60 month period. Rent payments totaled approximately $40,731 in 2015 and escalate by 3% annually.

Item 3. Legal Proceedings.

There are no significant legal proceedings pending, and we are not aware of any material proceeding contemplated by a governmental authority, to which we are a party or any of our property is subject.

Item 4. Mine Safety Disclosures.

Not applicable

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

FISCAL YEAR 2015	HIGH	LOW
First Quarter	$2.55	$1.62
Second Quarter	$2.29	$1.72
Third Quarter	$2.15	$1.02
Fourth Quarter	$1.10	$.28

FISCAL YEAR 2014	HIGH	LOW
First Quarter	$3.36	$2.30
Second Quarter	$2.49	$1.45
Third Quarter	$2.06	$1.28
Fourth Quarter	$1.95	$1.06

The last reported sales price of our common stock on the NASDAQ Capital Market on December 31, 2015 was $0.38 and on March 14, 2016, the last reported sales price was $0.20. According to the records of our transfer agent, as of March 14, 2016, there were approximately 40 holders of record of our common stock.

Performance Graph

On May 31, 2007, our shares of common stock began trading on the NASDAQ Capital Market. The chart below compares the annual percentage change in the cumulative total return on our common stock with the NASDAQ Capital Market Composite Index and the NASDAQ Telecom Index. The chart shows the value as of December 31, 2015, of $100 invested on May 31, 2007, the day our common stock was first publicly traded on the NASDAQ Capital Market, in our common stock, the NASDAQ Capital Market Composite Index and the NASDAQ Telecom Index. The stock price performance below is not necessarily indicative of future performance.

	12/10	12/11	12/12	12/13	12/14	12/15

Towerstream Corp.	100.00	52.22	80.05	72.91	45.57	9.36
NASDAQ Composite	100.00	100.52	116.55	165.43	187.63	198.29
NASDAQ Telecommunications	100.00	89.84	91.94	128.06	133.36	128.46
NASDAQ Capital Market Composite	100.00	77.02	87.44	119.44	112.75	93.62

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2015, securities issued and securities available for future issuance under our 2008 Non-Employee Directors Compensation Plan, our 2007 Equity Compensation Plan and our 2007 Incentive Stock Plan were as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,340,042	$2.61	2,945,150
Equity compensation plans not approved by security holders	-	$-	-
Total	4,340,042	$2.61	2,945,150

Recent Sales of Unregistered Securities.

 There were no unregistered securities sold by us during the year ended December 31, 2015 that were not otherwise disclosed by us during the year in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

	Years Ended December 31,
	2011	2012	2013	2014	2015
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues	$26,494,737	$32,279,430	$31,892,584	$29,936,181	$27,905,023
Operating Expenses
Cost of revenues	7,472,849	15,376,136	9,874,066	10,299,906	10,603,845
Depreciation and amortization	9,138,318	13,634,294	11,842,794	9,681,631	9,643,583
Customer support services	4,274,387	5,712,463	4,113,459	4,127,294	4,425,764
Sales and marketing	5,362,103	6,134,020	5,477,922	5,341,178	5,864,267
General and administrative	9,411,608	12,168,183	10,364,431	9,767,404	9,957,538
Total Operating Expenses	35,659,265	53,025,096	41,672,672	39,217,413	40,494,997
Operating Loss	(9,164,528)	(20,745,666)	(9,780,088)	(9,281,232)	(12,589,974)
Other Income/(Expense)
Interest Income (expense), net	35,486	(63,714)	(217,741)	(1,672,846)	(6,652,786)
Gain (loss) on business acquisitions	2,231,534	(40,079)	1,004,099	-	-
Other expenses, net	(9,581)	(13,860)	-	-	-
Total Other Income/ (Expense)	2,257,439	(117,653)	786,358	(1,672,846)	(6,652,786)
Loss before income taxes	(6,907,089)	(20,863,319)	(8,993,730)	(10,954,078)	(19,242,760)
(Provision) benefit for income taxes	(118,018)	(126,256)	(78,531)	(78,532)	37,562
Loss from continuing operations	(7,025,107)	(20,989,575)	(9,072,261)	(11,032,610)	(19,205,198)
Loss from discontinued operations	-	-	(15,703,028)	(16,559,140)	(21,277,604)
Net Loss	$(7,025,107)	$(20,989,575)	$(24,775,289)	$(27,591,750)	$(40,482,802)

Loss per share – basic and diluted
Continuing	$(0.15)	$(0.39)	$(0.14)	$(0.16)	$(0.28)
Discontinued	-	-	(0.24)	(0.25)	(0.32)
Net loss per share – basic and diluted	$(0.15)	$(0.39)	$(0.38)	$(0.41)	$(0.60)
Weighted average common shares outstanding – basic and diluted	47,505,861	54,434,173	65,181,310	66,803,767	67,931,666

CONSOLIDATED BALANCE SHEETS DATA (at December 31,):
Cash and cash equivalents	$44,672,587	$15,152,226	$28,181,531	$38,027,509	$15,116,531
Property, plant and equipment, net	27,531,273	41,982,210	25,682,211	23,146,977	21,235,384
Assets held for sale	-	-	7,784,980	7,875,241	5,315,107
Current assets of discontinued operations	-	-	747,594	1,336,139	1,248,569
Total assets	83,636,896	67,109,714	74,917,467	82,321,838	48,721,260
Working capital	40,231,504	10,087,917	23,697,158	42,942,393	13,506,611
Stockholder’s equity	77,144,910	57,803,908	66,093,941	41,962,027	2,545,687

OTHER FINANCIAL DATA:
Capital expenditures
Cash	$13,620,180	$20,722,510	$7,143,376	$7,306,942	$6,727,288
Accrued expenses	658,144	1,240,774	867,311	524,280	178,134
Capital leases	769,882	2,915,580	80,894	339,652	810,026
Other	-	18,679	-	-	-

Net cash provided by (used in) operating activities	702,518	(8,078,493)	(9,484,438)	(13,413,128)	(15,253,754)
Net cash used in investing activities	(18,218,729)	(21,343,128)	(7,562,464)	(7,036,756)	(6,683,405)
Net cash provided by (used in) financing activities	$39,015,446	$(98,740)	$30,076,207	$30,295,862	$(973,819)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Segment Information

Upon its formation in 2013, the Company determined that the Shared Wireless Infrastructure business represented a separate business segment which was reported as the "Shared Wireless Infrastructure" or "Shared Wireless" segment. The Company's existing business which provides fixed wireless services to businesses was reported as the "Fixed Wireless" business segment. The Company also established a Corporate Group so that centralized operating activities which supported both business segments could be reported separately.

During the fourth quarter of 2015, the Company determined to exit the Shared Wireless infrastructure business. As a result, the operating results of the Shared Wireless business are reported as discontinued operations in these financial statements. The operating results of the Fixed Wireless segment are also referred to as Continuing Operations. Costs associated with the Corporate Group are included in continuing operations.

Overview – Fixed Wireless

We provide fixed wireless broadband services to commercial customers and deliver access over a wireless network transmitting over both licensed and unlicensed radio spectrum. Our service supports bandwidth on demand, wireless redundancy, virtual private networks, disaster recovery, bundled data and video services. We currently provide service to business customers in twelve metropolitan markets.

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

Market Information

As of December 31, 2015, we operated in twelve metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. Although we provide services in multiple markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a Network Presence in a new market. These costs include building PoPs and Network Costs. Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a Network Presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period. We believe that providing operating information regarding each of our markets provides useful information to shareholders in understanding the leveraging potential of our business model and the operating performance of our mature markets. Set forth below is a summary of our operating performance on a per-market basis, and a description of how each category is determined.

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

We exited the Nashville market effective March 31, 2014.

Year Ended December 31, 2015

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$7,994,736	$2,218,654	$5,776,082	$2,019,305	$3,756,777
New York	7,814,182	2,836,635	4,977,547	1,377,608	3,599,939
Boston	4,748,326	1,594,884	3,153,442	791,873	2,361,569
Chicago	2,442,022	1,233,989	1,208,033	601,164	606,869
San Francisco	1,032,721	467,406	565,315	209,984	355,331
Houston	748,941	305,657	443,284	193,752	249,532
Miami	1,190,563	503,794	686,769	565,788	120,981
Las Vegas-Reno	707,964	485,852	222,112	203,544	18,568
Seattle	242,588	177,287	65,301	60,891	4,410
Providence-Newport	210,145	200,102	10,043	10,134	(91)
Philadelphia	108,157	111,722	(3,565)	45,749	(49,314)
Dallas-Fort Worth	664,678	412,635	252,043	378,375	(126,332)
Total	$27,905,023	$10,548,617	$17,356,406	$6,458,167	$10,898,239

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$10,898,239
Non-market specific
Other expenses	(1,074,373)
Depreciation and amortization	(8,773,218)
Loss from discontinued operations	(21,277,604)
Corporate	(13,640,622)
Other income (expense)	(6,652,786)
Provision for income taxes	37,562
Net loss	$(40,482,802)

Year Ended December 31, 2014

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$8,019,832	$2,259,611	$5,760,221	$1,932,611	$3,827,610
New York	7,810,019	2,616,041	5,193,978	1,328,111	3,865,867
Boston	5,663,256	1,598,896	4,064,360	823,425	3,240,935
Chicago	2,902,942	1,184,641	1,718,301	528,099	1,190,202
Miami	1,428,933	451,577	977,356	288,380	688,976
Las Vegas-Reno	988,565	491,875	496,690	136,356	360,334
Houston	697,467	265,819	431,648	104,549	327,099
San Francisco	1,103,604	480,409	623,195	304,406	318,789
Dallas-Fort Worth	637,831	390,615	247,216	151,347	95,869
Seattle	301,679	191,019	110,660	38,077	72,583
Providence-Newport	258,992	208,882	50,110	14,007	36,103
Nashville	1,903	12,642	(10,739)	2,331	(13,070)
Philadelphia	121,158	99,602	21,556	55,696	(34,140)
Total	$29,936,181	$10,251,629	$19,684,552	$5,707,395	$13,977,157

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$13,977,157
Non-market specific
Other expenses	(1,141,850)
Depreciation and amortization	(8,697,630)
Loss from discontinued operations	(16,559,140)
Corporate	(13,418,909)
Other income (expense)	(1,672,846)
Provision for income taxes	(78,532)
Net loss	$(27,591,750)

Year Ended December 31, 2013

Market	Revenues	Cost of Revenues	Gross Margin	Operating Costs	Adjusted Market EBITDA
Los Angeles	$8,197,925	$2,146,194	$6,051,731	$1,675,298	$4,376,433
Boston	6,508,812	1,460,425	5,048,387	917,559	4,130,828
New York	7,715,840	2,392,852	5,322,988	1,345,250	3,977,738
Chicago	3,273,174	1,161,474	2,111,700	488,619	1,623,081
Miami	1,553,933	433,818	1,120,115	417,986	702,129
Las Vegas-Reno	1,148,540	529,974	618,566	189,991	428,575
San Francisco	1,248,608	477,437	771,171	366,195	404,976
Houston	554,606	215,085	339,521	100,443	239,078
Providence-Newport	441,115	201,570	239,545	59,805	179,740
Seattle	389,839	192,561	197,278	101,929	95,349
Dallas-Fort Worth	681,812	399,465	282,347	257,212	25,135
Philadelphia	157,342	82,607	74,735	88,162	(13,427)
Nashville	21,038	57,030	(35,992)	11,443	(47,435)
Total	$31,892,584	$9,750,492	$22,142,092	$6,019,892	$16,122,200

Reconciliation of Non-GAAP Financial Measure to GAAP Financial Measure
Adjusted market EBITDA	$16,122,200
Non-market specific
Other expenses	(958,432)
Depreciation and amortization	(11,062,809)
Loss on discontinued operations	(15,703,028)
Corporate	(13,881,047)
Other income (expense)	786,358
Provision for income taxes	(78,531)
Net loss	$(24,775,289)

 Overview - Shared Wireless Infrastructure

 In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”), to operate a new business designed to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Hetnets built a carrier-class network which offered a shared wireless infrastructure platform, primarily for (i) co-location of customer owned antenna and related equipment and (ii) Wi-Fi access and offloading. The Company referred to this as its “Shared Wireless Infrastructure” or “Shared Wireless” business. During the fourth quarter of 2015, the Company determined to exit this business and curtailed activities in its smaller markets. The remaining network, located in New York City (or “NYC”), was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and continuing into the first quarter of 2016 to sell the New York City network. As further described in Note 18, on March 9, 2016, the Company completed a sale and transfer of certain assets to the major cable company (the “Buyer”). The Asset Purchase Agreement provided that the Buyer would assume certain rooftop leases in NYC and acquire ownership of the Wi-Fi access points and related equipment associated with operating the network. The Company retained ownership of all backhaul and related equipment and the parties entered into a backhaul services agreement under which the Company will provide bandwidth to the Buyer at the locations governed by the leases. The agreement is for a three year period with two, one year renewals and is cancellable by the Buyer on sixty days’ notice. The operating results and cash flows for Hetnets have been presented as discontinued operating results in these consolidated financial statements. Assets associated with the New York City network have been presented as Assets Held for Sale.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Continuing Operations – Fixed Wireless

      Revenues. Revenues totaled $27,905,023 during the year ended December 31, 2015 compared to $29,936,181 during the year ended December 31, 2014 representing a decrease of $2,031,158, or 7%. The decrease principally related to a 7% decrease in the base of customers billed on a monthly recurring basis. In March 2015, we opened a second sales office in Florida and believe that our ability to recruit talent from an additional geographic area will increase the number of account executives and improve sales productivity levels.

    Average revenue per user (“ARPU”) totaled $764 as of December 31, 2015 compared to $772 as of December 31, 2014 representing a decrease of $8, or 1%. ARPU for new customers totaled $640 during the year ended December 31, 2015 compared to $639 during the year ended December 31, 2014 representing an increase of $1, or less than 1%. ARPU for new customers can fluctuate from period to period.

Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.88% during the year ended December 31, 2015 compared to 1.85% during the year ended December 31, 2014. Our goal is to maintain churn levels below industry averages of approximately 2.00%. Churn levels can fluctuate from period to period depending upon whether customers move to a location not serviced by the Company, go out of business, or a myriad of other reasons.

Cost of Revenues. Cost of revenues totaled $10,603,845 during the year ended December 31, 2015 compared to $10,299,906 during the year ended December 31, 2014 representing an increase of $303,939 or 3%. The increase primarily related to tower rents which increased by $428,863, or 5%. This increase was partially offset by lower customer network costs which decreased by $131,251 or 18%. Gross margin for continuing operations totaled 62% for the 2015 period compared to 66% for the 2014 period.

Depreciation and Amortization. Depreciation and amortization totaled $9,643,583 during the year ended December 31, 2015 compared to $9,681,631 during the year ended December 31, 2014 representing a decrease of $38,048 or less than 1%. Depreciation expense totaled $9,251,312 during the year ended December 31, 2015 compared to $8,792,662 during the year ended December 31, 2014 representing an increase of $458,650, or 5%. The base of depreciable assets as of December 31, 2015 increased approximately 10% compared to December 31, 2014, however, newly acquired assets will not have a full year of depreciation in the year of acquisition which lessens the impact of a higher base on depreciation expense. The increase in the depreciable base during the year ended December 31, 2015 primarily reflects continued investment in our network which totaled approximately $7.0 million.

Amortization expense totaled $392,272 during the year ended December 31, 2015 compared to $888,969 during the year ended December 31, 2014 representing a decrease of $496,697, or 56%. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods. The decrease related entirely to amortization associated with the Color Broadband acquisition which became fully amortized in April 2014.

Customer Support Services. Customer support services totaled $4,425,764 during the year ended December 31, 2015 compared to $4,127,294 during the year ended December 31, 2014 representing an increase of $298,470 or 7%. The increase was primarily related to higher payroll costs as average headcount totaled 71 during the 2015 period as compared to 69 during the 2014 period representing an increase of 2, or 3%.

Sales and Marketing. Sales and marketing expenses totaled $5,864,267 during the year ended December 31, 2015 compared to $5,341,178 during the year ended December 31, 2014 representing an increase of $523,089, or 10%. Compensation related costs, including sales commissions, totaled $4,034,985 during the 2015 period as compared to $3,619,262 during the 2014 period representing an increase of $415,723, or 11%. Average headcount totaled 57 during the 2015 period compared to 37 during the 2014 period representing an increase of 20, or 53%. The increase in headcount related to hires in our new sales office in South Florida which opened during the first quarter of 2015 resulting in higher compensation costs. Channel commissions totaled $603,529 during the 2015 period as compared to $440,281 during the 2014 period representing an increase of $163,248, or 37%. Sales through the channel comprised 34.1% of our total revenues in 2015 compared to 22.7% in 2014 which resulted in higher channel commissions. Advertising costs totaled $1,052,623 during the 2015 period as compared to $1,122,246 during the 2014 period representing a decrease of $69,623, or 6%.

General and Administrative. General and administrative expenses totaled $9,957,538 during the year ended December 31, 2015 compared to $9,767,404 during the year ended December 31, 2014 representing an increase of $190,134, or 2%. Payroll costs totaled $2,923,290 during the 2015 period as compared to $3,350,728 during the 2014 period representing a decrease of $427,438, or 13%. Information technology support costs decreased to $1,044,683 during the 2015 period compared to $1,363,271 during the 2014 period representing a decrease of $318,588, or 23%, as the Company internally absorbed certain functions that were previously provided by third parties. The Company recorded a charge of $534,555 in 2015 in connection with the carrying value of an FCC license that was not renewed due to an increased focus on the largest urban markets. Acquisition costs can vary from period to period based on activity levels and totaled $166,561 in 2015 compared to $22,919 in 2014 representing an increase of $143,642. Facilities costs, including office expense, totaled $1,070,492 in the 2015 period compared to $904,327 in the 2014 period representing an increase of $166,165, or 18%. The Company opened a new sales office in South Florida in the first quarter of 2015. Insurance expense totaled $545,705 in the 2015 period compared to $468,583 in the 2014 period, representing an increase of $77,122, or 16%, primarily related to higher workers’ compensation premiums.

Interest Expense, Net. Interest expense, net totaled $6,652,786 during the year ended December 31, 2015 compared to $1,672,846 during the year ended December 31, 2014 representing an increase of $4,979,940, or greater than 100%. The increase related to a full year of interest expense on the $35 million secured term loan which closed in October 2014. Cash and non-cash interest expense in 2015 totaled $2,906,695 and $3,533,471, respectively. Non-cash interest expense included payment-in-kind interest, and the amortization of (i) debt issuance costs, and (ii) discounts associated with (a) original issuance pricing and (b) fair value of warrants issued in connection with the financing.

Loss from Continuing Operations. Loss from continuing operations totaled $19,205,198 during the year ended December 31, 2015 compared to $11,032,610 during the year ended December 31, 2014 representing an increase of $8,172,588, or 74%. Interest expense on our long term debt represented $4,979,940, or 61%, of the increased loss. Revenues decreased by $2,031,158 in 2015 which represented 25% of the increased loss. Higher operating expenses in 2015, which occurred across all functional categories, represented $1,277,584, or 16%, of the increased loss.

Discontinued Operations – Shared Wireless

Revenues. Revenues for the Shared Wireless segment totaled $3,370,181 during the year ended December 31, 2015 compared to $3,099,972 during the year ended December 31, 2014 representing an increase of $270,209 or 9%. The increase was primarily related to higher revenues generated through a large cable company customer contract.

Cost of Revenues. Cost of revenues totaled $17,751,033 during the year ended December 31, 2015 compared to $14,220,122 during the year ended December 31, 2014 representing an increase of $3,530,911 or 25%. The increase related solely to higher rooftop rental expense in the 2015 period.

Depreciation.. Depreciation totaled $4,032,219 during the year ended December 31, 2015 compared to $3,957,784 during the year ended December 31, 2014 representing an increase of $74,435 or 2%.

Customer Support Services. Customer support services totaled $710,368 during the year ended December 31, 2015 compared to $683,208 during the year ended December 31, 2014 representing an increase of $27,160 or 4%.

Sales and Marketing. Sales and marketing expenses totaled $145,954 during the year ended December 31, 2015 compared to $229,013 during the year ended December 31, 2014 representing a decrease of $83,059, or 36%. The decrease related to certain sales management personnel who were employed for all of 2014 but only part of 2015.

General and Administrative. General and administrative expenses totaled $2,008,211 during the year ended December 31, 2015 compared to $568,985 during the year ended December 31, 2014 representing an increase of $1,439,226, or greater than 100%. The Company recognized a loss of $1,618,540 on the disposal of property and equipment in connection with the termination of business activities in certain markets. These costs were partially offset by a decrease in network development payroll costs of $99,210 and the absence of bad debt charges as compared to $80,000 in the 2014 period.

Loss from Discontinued Operations. Loss from discontinued operations for the year ended December 31, 2015 totaled $21,277,604 compared to $16,559,140 for the year ended December 31, 2014 representing an increase of $4,718,464, or 28%. Cost of revenues represented $3,530,911, or 75%, of the increase related to higher rooftop rental expenses. A loss of on the disposal of property and equipment in 2015, in connection with the termination of business activities in certain markets, represented $1,618,540, or 34%, of the increase. Higher revenues in the 2015 period offset these increases by 6%.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Continuing Operations – Fixed Wireless

      Revenues. Revenues totaled $29,936,181 during the year ended December 31, 2014 compared to $31,892,584 during the year ended December 31, 2013 representing a decrease of $1,956,403, or 6%. The decrease principally related to an 8% decrease in the base of customers billed on a monthly recurring basis. New customer additions were adversely impacted by a 14% decrease in the number of account executives which averaged 31 during the year ended December 31, 2014 compared to 36 during the year ended December 31, 2013. In March 2015, we opened a second sales office in Florida and believe that our ability to recruit talent from an additional geographic area will increase the number of account executives and improve sales productivity levels.

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

Cost of Revenues. Cost of revenues totaled $10,299,906 during the year ended December 31, 2014 compared to $9,874,066 during the year ended December 31, 2013 representing an increase of $425,840 or 4%. The increase related to higher tower rents which increased by $602,034, or 9% partially offset by customer maintenance costs which decreased by $103,490 and lower network lease expenses which decreased by $55,937.

Depreciation and Amortization. Depreciation and amortization totaled $9,681,631 during the year ended December 31, 2014 compared to $11,842,794 during the year ended December 31, 2013 representing a decrease of $2,161,163 or 18%. Depreciation expense totaled $8,792,662 during the year ended December 31, 2014 compared to $8,748,977 during the year ended December 31, 2013 representing an increase of $43,685, or less than 1%. The base of depreciable assets increased approximately 10% during 2014, however, newly acquired assets will not have a full year of depreciation in the year of acquisition which lessens the impact of a higher base on depreciation expense. The increase in the depreciable base during the year ended December 31, 2014 reflects continued growth in our network (approximately $5,871,000), and additions resulting from other expenditures (approximately $384,000).

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

Customer Support Services. Customer support services totaled $4,127,294 during the year ended December 31, 2014 compared to $4,113,459 during the year ended December 31, 2013 representing an increase of $13,745 or less than 1%. The decrease was primarily related to lower payroll costs as average headcount decreased 3% to 69 during 2014 as compared to 71 during 2013.

Sales and Marketing. Sales and marketing expenses totaled $5,341,178 during the year ended December 31, 2014 compared to $5,477,922 during the year ended December 31, 2013 representing a decrease of $136,744, or 2%. Compensation related costs, including sales commissions, totaled $3,815,222 during the 2014 period as compared to $4,170,511 during the 2013 period representing a decrease of $355,289, or 9%. Average headcount totaled 41 during the 2014 period compared to 48 during the 2013 period representing a decrease of 7, or 15%. Channel commissions totaled $440,281 during the 2014 period as compared to $385,049 during the 2013 period representing an increase of $55,232, or 14%. Advertising costs totaled $1,132,845 during the 2014 period as compared to $1,100,353 during the 2013 period representing an increase of $32,492, or 3%. Other costs, including travel, entertainment, dues, and subscriptions totaled $181,843 during the 2014 period as compared to $123,588 during the 2013 period representing an increase of $58,255, or 47%.

General and Administrative. General and administrative expenses totaled $9,767,404 during the year ended December 31, 2014 compared to $10,364,431 during the year ended December 31, 2013 representing a decrease of $597,027, or 6%. Payroll costs totaled $3,350,728 during 2014 compared to $3,599,967 during 2013 representing a decrease of $249,239, or 7%. Average headcount totaled 34 during the 2014 period compared to 37 during the 2013 period representing a decrease of 3, or 8%. Stock-based compensation totaled $960,490 during 2014 compared to $1,253,661 during 2013 representing a decrease of $293,171 or 23%. Stock-based compensation can fluctuate significantly from period to period depending on the timing, quantity and valuation of stock option grants. Facilities expense totaled $408,490 during the 2014 period compared to $654,613 during the 2013 period representing a decrease of $246,123, or 38%. Office expense totaled $495,837 during the 2014 period compared to $582,355 during the 2013 period representing a decrease of $86,518, or 15%. The Company consolidated its corporate offices from two buildings to one building which has lowered its facilities costs and office expenses. Insurance expense totaled $468,583 during the 2014 period compared to $278,899 during the 2013 period representing an increase of $189,684, or 68%. The increase primarily related to higher workers' compensation premiums. Bad debt expense totaled $322,000 during the 2014 period compared to $85,000 during the 2013 period representing an increase of $237,000, or greater than 100%. Approximately two thirds of the increase related to a temporary link customer and one third related to a shared wireless customer which had paid for fifteen months of service prior to ceasing operations.

Interest Expense, Net. Interest expense, net totaled $1,672,846 during the year ended December 31, 2014 compared to $217,741 during the year ended December 31, 2013 representing an increase of $1,455,105, or greater than 100%. The increase related to the $35 million secured term loan which closed in October 2014. Cash and non-cash interest expense in 2014 totaled $591,111 and $877,460, respectively. Non-cash interest expense included payment-in-kind interest, and the amortization of (i) debt issuance costs, and (ii) discounts associated with (a) original issuance pricing and (b) fair value of warrants issued in connection with the financing.

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

Loss from Continuing Operations. Loss from continuing operations totaled $11,032,610 for the year ended December 31, 2014 compared to $9,072,261 for the year ended December 31, 2013 representing an increase of $1,960,349, or 22%. Revenues decreased by $1,956,403 in 2014 which represented 100% of the increased loss. Operating expenses decreased by $2,455, 259 in 2014 but this benefit was offset by interest expense which increased by $1,455,105 in 2014 and the absence of gains on business acquisition which totaled $1,004,099 in 2013.

Discontinued Operations – Shared Wireless

Revenues. Revenues for the Shared Wireless segment totaled $3,099,972 during the year ended December 31, 2014 compared to $1,540,700 during the year ended December 31, 2013 representing an increase of $1,559,272 or greater than 100%. The increase was primarily related to a full year of revenues recognized in 2014 under a large cable company customer contract which commenced in July 2013.

Cost of Revenues. Cost of revenues totaled $14,220,122 during the year ended December 31, 2014 compared to $11,980,097 during the year ended December 31, 2013 representing an increase of $2,240,025 or 19%. Rents for street level rooftops for the Shared Wireless segment increased by approximately $2,282,000. The number of street level rooftops for the Shared Wireless segment were approximately 12% higher at December 31, 2014 compared to December 31, 2013.

Depreciation. Depreciation totaled $3,957,784 during the year ended December 31, 2014 compared to $3,508,647 during the year ended December 31, 2013 representing an increase of $449,137 or 13%. The base of depreciable assets increased approximately 10% during 2014.

Customer Support Services. Customer support services totaled $683,208 during the year ended December 31, 2014 compared to $784,780 during the year ended December 31, 2013 representing a decrease of $101,572 or 13%.

Sales and Marketing. Sales and marketing expenses totaled $229,013 during the year ended December 31, 2014 compared to $301,578 during the year ended December 31, 2013 representing a decrease of $72,565, or 24%.

General and Administrative. General and administrative expenses totaled $568,985 during the year ended December 31, 2014 compared to $668,626 during the year ended December 31, 2013 representing a decrease of $99,641, or 15%.

Loss from Discontinued Operations. Loss from discontinued operations totaled $16,559,140 for the year ended December 31, 2014 compared to $15,703,028 for the year ended December 31, 2013 representing an increase of $856,112, or 5%. Revenues increased by $1,559, 272 in 2015 but were offset by cost of revenues which increased by $2,240,025 in 2015. The net effect of these two items totaled $680,753 which represented 80% of the increased loss in 2015.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Changes in capital resources during the year ended December 31, 2015 and 2014 are described below. At February 28, 2016, we had cash and cash equivalents totaling approximately $11,411,000.

Net Cash Used In Operating Activities. Net cash used in operating activities for the year ended December 31, 2015 totaled $15,253,754 compared to $13,413,128 for the year ended December 31, 2014 representing an increase of $1,840,626, or 14%. Revenues generated from continuing operations decreased to $27,905,023 in 2015 from $29,936,181 in 2014, representing a decrease of $2,031,158 which adversely impacted cash flows available to support operating activities.

 Net cash used in operating activities for the year ended December 31, 2014 totaled $13,413,128 compared to $9,484,438 for the year ended December 31, 2013 representing an increase of $3,928,690, or 41%. Revenues from continuing operations decreased to $29,936,181 in 2014 from $31,892,584 in 2013, representing a decrease of $1,956,403. Cost of revenues from discontinuing operations increased to $14,220,122 in 2014 from $11,980,097 in 2013, representing an increase of $2,240,025.

Net Cash Used in Investing Activities. Net cash used in investing activities for the year ended December 31, 2015 totaled $6,683,405 compared to $7,036,756 for the year ended December 31, 2014 representing a decrease of $353,351 or 5%. Cash capital expenditures from continuing operations increased to $6,487,040 in the 2015 period from $5,086,298 in the 2014 period representing an increase of $1,400,742, or 28%. Cash capital expenditures from discontinued operations decreased to $240,248 in 2015 from $2,220,644 in the 2014 period. Capital expenditures can fluctuate from period to period depending upon the number of customer additions and upgrades, network construction activity related to increasing capacity or coverage, and other related reasons. In addition, we received an incentive payment of $380,000 in the 2014 period from our landlord in connection with entering a new lease agreement for our corporate offices. These funds were used to pay for qualified leasehold improvements to the facility.

Net cash used in investing activities for the year ended December 31, 2014 totaled $7,036,756 compared to $7,562,464 for the year ended December 31, 2013 representing a decrease of $525,708 or 7%. Cash capital expenditures for continuing operations decreased from $5,878,483 in the 2013 period to $5,086,298 in the 2014 period representing a decrease of $792,185, or 13%. Cash capital expenditures for discontinued operations increased from $1,264,893 in the 2013 period to $2,220,644 in the 2014 period, representing an increase of $955,751, or 76%. Capital expenditures can fluctuate from period to period depending upon the number of customer additions and upgrades, network construction activity related to increasing capacity or coverage, and other related reasons. In addition, we received an incentive payment of $380,000 in the 2014 period from our landlord in connection with entering a new lease agreement for our corporate offices. These funds were used to pay for qualified leasehold improvements to the facility. Finally, we paid cash of $225,000 for the acquisition of Delos in the 2013 period. There were no acquisitions in the 2014 period.

Net Cash (Used In) Provided by Financing Activities. Net cash used in financing activities for the year ended December 31, 2015 totaled $973,819 compared to net cash provided by financing activities of $30,295,862 for the year ended December 31, 2014, representing a decrease of $31,269,681, or greater than 100%. We received net proceeds of $31,056,260 in the fourth quarter of 2014 in connection with a debt financing.

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

Discontinued Operations. In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”), to operate a new business designed to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Hetnets built a carrier-class network which offered a shared wireless infrastructure platform, primarily for (i) co-location of customer owned antenna and related equipment and (ii) Wi-Fi access and offloading. The Company referred to this as its “Shared Wireless Infrastructure” or “Shared Wireless” business. During the fourth quarter of 2015, the Company determined to exit this business and curtailed activities in its smaller markets. The remaining network, located in New York City (or “NYC”), was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and continuing into the first quarter of 2016 to sell the New York City network. On March 9, 2016, the Company completed a sale and transfer of certain assets to a major cable company (the “Buyer”). The Asset Purchase Agreement provided that the Buyer would assume certain rooftop leases in NYC and acquire ownership of the Wi-Fi access points and related equipment associated with operating the network. The Company retained ownership of all backhaul and related equipment and the parties entered into a backhaul services agreement under which the Company will provide internet bandwidth to the Buyer at the locations governed by the leases. The agreement is for a three year period with two, one year renewals and is cancellable by the Buyer on sixty days’ notice. The operating results and cash flows for Hetnets have been presented as discontinued operating results in the accompanying consolidated financial statements. The net effect of the Buyer (i) assuming certain rooftop leases, (ii) entering into a backhaul services agreement, and (iii) terminating the access agreement is projected to result in a net reduction in cash requirements of approximately $6 million annually.

Underwritten Offering. In the first quarter of 2013, we completed an underwritten offering of 11,000,000 shares of our common stock at a public offering price of $3.00 per share. The total gross proceeds were $33,000,000 and net proceeds were approximately $30,499,336, after underwriting discounts, commissions and offering expenses.

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

In connection with the Loan Agreement and pursuant to a Warrant and Registration Rights Agreement, we issued warrants (the “Warrants”) to purchase 3.6 million shares of common stock of which two-thirds have an exercise price of $1.26 and one-third have an exercise price of $0.01, subject to standard anti-dilution provisions. The Warrants have a term of seven and a half years. We have agreed to include the shares of common stock underlying the Warrants in a registration statement that must be filed no later than December 31, 2016.

Capital Resources. At December 31, 2015, the Company had cash and cash equivalents of approximately $15.1 million and working capital of approximately $13.5 million. Based on (i) current projections for revenues for its continuing operations, (ii) operating costs to support its continuing operations including the effect of cost reduction measures that are being implemented, and (iii) capital expenditures to support the network infrastructure, the Company believes that its current cash balances are sufficient to maintain operations and fulfill working capital requirements for the next twelve months from the date of filing this annual report. The Company has historically financed operations through private and public placement of equity securities, as well as debt financings and capital leases. The Company's ability to fund its longer term cash requirements is subject to multiple risks, many of which are beyond its control. Should additional funding be required, the Company may need to raise additional capital through the sale of equity or debt securities. There can be no assurances that the Company would be successful in raising additional capital.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2015:

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases	$47,735,336	$19,885,917	$15,252,943	$8,286,819	$3,199,264	$741,907	$368,486
Long-term debt	36,748,903	-	-	-	36,748,903	-	-
Capital leases	2,092,035	1,110,428	837,811	143,796	-	-	-
Total	$86,576,274	$20,996,345	$16,090,754	$8,430,615	$39,948,167	$741,907	$368,486

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

Long-Term Debt. We have entered into a loan agreement with Melody Business Finance, LLC. The $35 million term loan becomes due in October 2019. We had $1,453,347 of accrued PIK interest as of December 31, 2015.

Capital Leases. We have entered into capital leases to acquire network, rooftop tower site and customer premise equipment expiring through June 2018.

Impact of Inflation, Changing Prices and Economic Conditions

Pricing for many technology products and services have historically decreased over time due to the effect of product and process improvements and enhancements. In addition, economic conditions can affect the buying patterns of customers. In 2015, our customer base continued to upgrade to higher bandwidth products as business conditions and the general economy continued to improve. Customers continued to place a premium on value and performance. Pricing of services continued to be a focus for prospective buyers with multi-point and midrange product pricing remaining steady while competition for high capacity links intensified. In part, pressure on high capacity links was due to decreased costs for equipment and some competitors willing to sacrifice margins. We believe that our customers will continue to upgrade their bandwidth service. The continued migration of many business activities and functions to the Internet, and growing use of cloud computing should also result in increased bandwidth requirements over the long term. Inflation has remained relatively modest and has not had a material impact on our business in recent years.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. The new standard was effective for us on January 1, 2015. During the fourth quarter of 2015, we determined to exit the shared wireless infrastructure business.  We concluded that this represented a strategic shift in operations, and accordingly, have presented the operating results and cash flows for this business as a discontinued operation in our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which requires an entity to recognize revenue representing the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 is intended to establish principles for reporting useful information to users of financial statements about the nature, amount, timing and uncertainty of revenues and cash flows arising from the entity’s contracts with customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2018. Early application is only permitted as of January 1, 2017. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03 (“ASU 2015-03”), “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as an asset. ASU 2015-03 is effective for us on January 1, 2016. Once adopted, entities are required to apply the new guidance retrospectively to all prior periods presented. The retrospective application represents a change in accounting principle. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the effect that ASU 2015-03 will have on our consolidated financial statements and related disclosures.

In May 2015, the FASB issued ASU No. 2015-07 (“2015-07”), “Fair Value Measurement.” ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU 2015-07 is effective for us on January 1, 2016. Early adoption is permitted. We do not expect the adoption of ASU 2015–07 to have a significant impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16 (“ASU 2015-16”), “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments”. The update requires that the acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined (not retrospectively as with prior guidance). Additionally, the acquirer must record in the same period’s financial statements the effect on earnings of changes in depreciation, amortization or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the time of acquisition. The acquiring entity is required to disclose, on the face of the financial statements or in the footnotes to the financial statements, the portion of the amount recorded in current period earnings, by financial statement line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for us on January 1, 2016. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In November 2015, the FASB has issued an update to ASU No. 2015-17 (“ASU 2015-17”) “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The update requires a company to classify all deferred tax assets and liabilities as noncurrent. The update of ASU 2015-17 is effective for us on January 1, 2018. We do not expect the adoption of the update of ASU 2015–17 to have a significant impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01 (“ASU 2016-01”), “Financial Instruments – Overall (Subtopic 825-10)”. ASU 2016-01 updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for us on January 1, 2018. We do not expect the adoption of ASU 2016–01 to have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02), “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for us on January 1, 2019. Early adoption is permitted. We are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

 Market Rate Risk

 Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary market risk relates to interest rates. At December 31, 2015, all cash and cash equivalents are immediately available cash balances. A portion of our cash and cash equivalents are held in institutional money market funds.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Towerstream Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Towerstream Corporation and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2015, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Towerstream Corporation and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years ended December 31, 2015, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Towerstream Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated, March 18, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 18, 2016

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$15,116,531	$38,027,509
Accounts receivable, net	308,551	587,078
Prepaid expenses and other current assets	474,029	314,129
Current assets of discontinued operations	1,248,569	1,336,139
Current assets held for sale	5,315,107	7,875,241
Total Current Assets	22,462,787	48,140,096

Property and equipment, net	21,235,384	23,146,977

Intangible assets, net	1,273,030	2,199,858
Goodwill	1,674,281	1,674,281
Other assets	2,075,778	2,989,208
Long-term assets of discontinued operations	-	4,171,418
Total Assets	$48,721,260	$82,321,838

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$877,134	$757,208
Accrued expenses	1,629,218	1,955,878
Deferred revenues	1,486,754	1,384,846
Current maturities of capital lease obligations	992,690	845,668
Current liabilities of discontinued operations	3,907,368	196,861
Other	63,012	57,242
Total Current Liabilities	8,956,176	5,197,703

Long-Term Liabilities
Long-term debt, net of debt discount of $2,053,520 and $3,194,147, respectively	34,695,383	32,101,409
Capital lease obligations, net of current maturities	932,826	1,285,858
Other	1,591,188	1,774,841
Total Long-Term Liabilities	37,219,397	35,162,108
Total Liabilities	46,175,573	40,359,811

Commitments (Note 16)

Stockholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 200,000,000 and 95,000,000 shares authorized, respectively; 66,810,149 and 66,656,789 shares issued and outstanding, respectively	66,810	66,657
Additional paid-in-capital	158,697,608	157,631,299
Accumulated deficit	(156,218,731)	(115,735,929)
Total Stockholders' Equity	2,545,687	41,962,027
Total Liabilities and Stockholders' Equity	$48,721,260	$82,321,838

The accompanying notes are an integral part of these consolidated financial statements

 TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014	2013

Revenues	$27,905,023	$29,936,181	$31,892,584

Operating Expenses
Cost of revenues (exclusive of depreciation)	10,603,845	10,299,906	9,874,066
Depreciation and amortization	9,643,583	9,681,631	11,842,794
Customer support services	4,425,764	4,127,294	4,113,459
Sales and marketing	5,864,267	5,341,178	5,477,922
General and administrative	9,957,538	9,767,404	10,364,431
Total Operating Expenses	40,494,997	39,217,413	41,672,672
Operating Loss	(12,589,974)	(9,281,232)	(9,780,088)
Other Income/(Expense)
Interest expense, net	(6,652,786)	(1,672,846)	(217,741)
Gain on business acquisition	-	-	1,004,099
Total Other Income/(Expense)	(6,652,786)	(1,672,846)	786,358
Loss before income taxes	(19,242,760)	(10,954,078)	(8,993,730)
(Provision) benefit for income taxes	37,562	(78,532)	(78,531)
Loss from continuing operations	(19,205,198)	(11,032,610)	(9,072,261)
Loss from discontinued operations	(21,277,604)	(16,559,140)	(15,703,028)
Net Loss	$(40,482,802)	$(27,591,750)	$(24,775,289)

Loss per share – basic and diluted
Continuing	$(0.28)	$(0.16)	$(0.14)
Discontinued	(0.32)	(0.25)	(0.24)
Net loss per share – basic and diluted	$(0.60)	$(0.41)	$(0.38)

Weighted average common shares outstanding – basic and diluted	67,931,666	66,803,767	65,181,310

The accompanying notes are an integral part of these consolidated financial statements.

 TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2015, 2014 and 2013

	Common Stock		Additional
	Shares	Amount	Paid-In- Capital	Accumulated Deficit	Total
Balance at December 31, 2012	$54,670,712	$54,671	$121,118,127	(63,368,890)	$57,803,908
Cashless exercise of options	37,770	38	(38)	-	-
Exercise of options	284,688	285	292,104	-	292,389
Issuance of common stock under employee stock purchase plan	31,267	31	80,687	-	80,718
Issuance of common stock upon vesting of restricted stock awards	15,000	15	(15)	-	-
Net proceeds from issuance of common stock	11,000,000	11,000	30,488,336	-	30,499,336
Issuance of common stock for business acquisition	385,124	385	950,871	-	951,256
Stock-based compensation for options	-	-	1,182,523	-	1,182,523
Stock-based compensation for restricted stock	-	-	59,100	-	59,100
Net loss	-	-	-	(24,775,289)	(24,775,289)
Balance at December 31, 2013	66,424,561	66,425	154,171,695	(88,144,179)	66,093,941
Cashless exercise of options	192,270	192	(192)	-	-
Issuance of common stock under employee stock purchase plan	24,958	25	46,903	-	46,928
Issuance of common stock upon vesting of restricted stock awards	15,000	15	(15)	-	-
Stock-based compensation for options	-	-	953,470	-	953,470
Fair value of options repurchased	-	-	(3,793)	-	(3,793)
Debt discount associated with warrants issued in connection with issuance of debt	-	-	2,463,231	-	2,463,231
Net loss	-	-	-	(27,591,750)	(27,591,750)
Balance at December 31, 2014	66,656,789	66,657	157,631,299	(115,735,929)	41,962,027
Cashless exercise of options	96,594	96	(96)	-	-
Issuance of common stock under employee stock purchase plan	56,766	57	49,700	-	49,757
Stock-based compensation for options	-	-	1,016,705	-	1,016,705
Net loss	-	-	-	(40,482,802)	(40,482,802)
Balance at December 31, 2015	66,810,149	$66,810	$158,697,608	$(156,218,731)	$2,545,687

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net Loss	$(40,482,802)	$(27,591,750)	$(24,775,289)
Loss from discontinued operations	21,277,604	16,559,140	15,703,028
Loss from continuing operations	(19,205,198)	(11,032,610)	(9,072,261)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Provision (benefit) for income taxes	(37,562)	78,532	78,531
Provision for doubtful accounts	132,000	322,000	85,000
Depreciation for property, plant and equipment	9,251,311	8,792,662	8,748,977
Amortization for customer based intangibles	392,272	888,969	3,093,817
Amortization of debt issuance costs	939,498	262,820	-
Amortization of debt discount	1,140,627	319,084	-
Accrued interest	1,453,347	295,556	-
Stock-based compensation	1,024,246	960,490	1,253,661
Impairment of intangible assets	534,555	-	-
Gain on business acquisition	-	-	(1,004,099)
Loss on sale and disposition of property and equipment	-	-	120,644
Deferred rent	(139,430)	376,860	575,541
Changes in operating assets and liabilities:
Accounts receivable	146,527	(514,043)	208,506
Prepaid expenses and other current assets	(159,901)	80,377	(513,247)
Other assets	(70,841)	4,144	1,935,801
Account payable	119,925	(278,408)	(157,359)
Accrued expenses	19,486	(598,586)	(1,913,078)
Deferred revenues	101,908	(11,934)	(120,659)
Total Adjustments	14,847,968	10,978,523	12,392,036
Net Cash (Used In) Provided By Continuing Operating Activities	(4,357,230)	(54,087)	3,319,775
Net Cash Used In Discontinued Operating Activities	(10,896,524)	(13,359,041)	(12,804,213)
Net Cash Used In Operating Activities	(15,253,754)	(13,413,128)	(9,484,438)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(6,487,040)	(5,086,298)	(5,878,483)
Lease incentive payment from landlord	10,626	380,000	-
Acquisition of a business, net of cash acquired	-	-	(222,942)
Proceeds from sale of property and equipment	-	-	18,365
(Payments) refund of security deposits	(7,950)	(44,618)	359,358
Deferred acquisition payments	(11,517)	(67,246)	(162,987)
Net Cash Used in Continuing Investing Activities	(6,495,881)	(4,818,162)	(5,886,689)
Net Cash Used In Discontinued Investing Activities	(187,524)	(2,218,594)	(1,675,775)
Net Cash Used In Investing Activities	(6,683,405)	(7,036,756)	(7,562,464)

Cash Flows From Financing Activities
Payments on capital leases	(1,016,035)	(796,513)	(784,198)
Proceeds upon exercise of options	-	-	292,389
Issuance of common stock under employee stock purchase plan	42,216	39,908	68,680
Net proceeds from debt financing	-	31,056,260	-
Fair value of options repurchased	-	(3,793)	-
Net proceeds from sale of common stock	-	-	30,499,336
Net Cash (Used In) Provided By Continuing Financing Activities	(973,819)	30,295,862	30,076,207
Net Cash (Used In) Provided By Discontinued Financing Activites	-	-	-
Net Cash (Used In) Provided By Financing Activities	(973,819)	30,295,862	30,076,207

Net (Decrease) Increase In Cash and Cash Equivalents
Continuing Operations	(11,826,930)	25,423,613	27,509,293
Discontinued Operations	(11,084,048)	(15,577,635)	(14,479,988)
Net (Decrease) Increase In Cash and Cash Equivalents	(22,910,978)	9,845,978	13,029,305

Cash and Cash Equivalents – Beginning of year	38,027,509	28,181,531	15,152,226
Cash and Cash Equivalents – Ending of year	$15,116,531	$38,027,509	$28,181,531

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$3,163,976	$833,364	$220,634
Taxes	$24,028	$24,609	$21,619
Non-cash investing and financing activities:
Fair value of common stock issued for an acquisition	$-	$-	$951,256
Acquisition of property and equipment:
Under capital leases	$810,026	$339,652	$80,894
Included in accrued expenses	$178,134	$524,280	$867,311

 The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Nature of Business

Towerstream Corporation (referred to as “Towerstream” or the “Company”) was incorporated in Delaware in December 1999. During its first decade of operations, the Company’s business activities were focused on delivering fixed wireless broadband services to commercial customers over a wireless network transmitting over both licensed and unlicensed radio spectrum. The Company’s fixed wireless service supports bandwidth on demand, wireless redundancy, virtual private networks, disaster recovery, bundled data and video services. The Company provides services to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. The Company’s “Fixed Wireless business” has historically grown both organically and through the acquisition of five other fixed wireless broadband providers in various markets.

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”), to operate a new business designed to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Hetnets built a carrier-class network which offered a shared wireless infrastructure platform, primarily for (i) co-location of customer owned antenna and related equipment and (ii) Wi-Fi access and offloading. The Company referred to this as its “Shared Wireless Infrastructure” or “Shared Wireless” business. During the fourth quarter of 2015, the Company determined to exit this business and curtailed activities in its smaller markets. The remaining network, located in New York City (or “NYC”), was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and continuing into the first quarter of 2016 to sell the New York City network. As further described in Note 18, on March 9, 2016, the Company completed a sale and transfer of certain assets to the major cable company (the “Buyer”). The Asset Purchase Agreement provided that the Buyer would assume certain rooftop leases in NYC and acquire ownership of the Wi-Fi access points and related equipment associated with operating the network. The Company retained ownership of all backhaul and related equipment and the parties entered into a backhaul services agreement under which the Company will provide bandwidth to the Buyer at the locations governed by the leases. The agreement is for a three year period with two, one year renewals and is cancellable by the Buyer on sixty days’ notice. The operating results and cash flows for Hetnets have been presented as discontinued operating results in these consolidated financial statements. Assets associated with the New York City network have been presented as Assets Held for Sale.

Note 2. Liquidity and Management Plans

At December 31, 2015, the Company had cash and cash equivalents of approximately $15.1 million and working capital of approximately $13.5 million. Based on (i) current projections for revenues for its continuing operations, (ii) operating costs to support its continuing operations including the effect of cost reduction measures that are being implemented, and (iii) capital expenditures to support the network infrastructure, the Company believes that its current cash balances are sufficient to maintain operations and fulfill working capital requirements for the next twelve months from the date of filing this annual report. The Company has historically financed operations through private and public placement of equity securities, as well as debt financings and capital leases. The Company's ability to fund its longer term cash requirements is subject to multiple risks, many of which are beyond its control. Should additional funding be required, the Company may need to raise additional capital through the sale of equity or debt securities. There can be no assurances that the Company would be successful in raising additional capital.

Note 3.    Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Actual results could differ from those estimates. Key estimates include fair value of certain financial instruments, carrying value of intangible assets, reserves for accounts receivable and accruals for liabilities.

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2015, the Company had cash and cash equivalent balances of approximately $14,596,000 in excess of the federally insured limit of $250,000.

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

	For the Years Ended December 31,
	2015	2014	2013
Beginning	$59,273	$81,009	$190,109
Additions	132,000	322,000	85,000
Deductions	(98,410)	(343,736)	(194,100)
Ending	$92,863	$59,273	$81,009

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

Expenditures for maintenance and repairs which do not extend the useful life of the assets are charged to expense as incurred. Gains or losses on disposals of property and equipment are reflected in general and administrative expenses in the Company’s consolidated statements of operations.

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

Long-Lived Assets. Long-lived assets with definitive lives consist primarily of property and equipment, and certain intangible assets. Long-lived assets are evaluated periodically for impairment, or whenever events or circumstances indicate their carrying value may not be recoverable. Conditions that would result in an impairment charge include a significant decline in the fair value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired in an acquisition. Goodwill is not amortized but rather is reviewed annually for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable. The Company initially performs a qualitative assessment of goodwill which considers macro-economic conditions, industry and market trends, and the current and projected financial performance of the reporting unit. No further analysis is required if it is determined that there is a less than 50 percent likelihood that the carrying value is greater than the fair value. The Company completed a qualitative and quantitative assessment and determined that there was no impairment of goodwill as of December 31, 2015 and 2014, respectively.

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

Advertising Costs. The Company charges advertising costs to expense as incurred. Advertising costs for the years ended December 31, 2015, 2014 and 2013 were approximately $1,058,000, $1,133,000 and $1,100,000, respectively, and are included in sales and marketing expenses in the Company’s consolidated statements of operations.

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

	Years Ended December 31,
	2015	2014	2013
Stock options	4,340,042	3,997,695	4,055,016
Warrants	2,850,000	2,850,000	450,000
Total	7,190,042	6,847,695	4,505,016

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

Segments. The Company determined that the Shared Wireless Infrastructure and Fixed Wireless businesses represented separate business segments. In addition, the Company established a Corporate Group so that centralized operating and administrative activities which supported both businesses could be reported separately. During the fourth quarter of 2015, the Company determined to exit the Shared Wireless Infrastructure business. As a result, its operating results for all periods presented are being reported as discontinued operations in these financial statements. The operating results of the Fixed Wireless business are being reported as continuing operations. Costs associated with the Corporate Group are included in continuing operations.

Recent Accounting Pronouncements. In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. The new standard was effective for the Company on January 1, 2015. During the fourth quarter of 2015, the Company determined to exit the shared wireless infrastructure business.  The Company concluded that this represented a strategic shift in operations, and accordingly, has presented the operating results and cash flows for this business as a discontinued operation in these consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which requires an entity to recognize revenue representing the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 is intended to establish principles for reporting useful information to users of financial statements about the nature, amount, timing and uncertainty of revenues and cash flows arising from the entity’s contracts with customers. ASU 2014-09 will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles (“GAAP”) when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early application is only permitted as of January 1, 2017. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03 (“ASU 2015-03”), “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as an asset. ASU 2015-03 is effective for the Company on January 1, 2016. Once adopted, entities are required to apply the new guidance retrospectively to all prior periods presented. The retrospective application represents a change in accounting principle. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures.

In May 2015, the FASB issued ASU No. 2015-07 (“2015-07”), “Fair Value Measurement.” ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU 2015-07 is effective for the Company on January 1, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2015–07 to have a significant impact on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16 (“ASU 2015-16”), “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments”. The update requires that the acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined (not retrospectively as with prior guidance). Additionally, the acquirer must record in the same period’s financial statements the effect on earnings of changes in depreciation, amortization or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the time of acquisition. The acquiring entity is required to disclose, on the face of the financial statements or in the footnotes to the financial statements, the portion of the amount recorded in current period earnings, by financial statement line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for the Company on January 1, 2016. The adoption of this standard is not expected to have a material impact on its consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In September 2015, the FASB issued ASU No. 2015-16 (“ASU 2015-16”), “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments”. The update requires that the acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined (not retrospectively as with prior guidance). Additionally, the acquirer must record in the same period’s financial statements the effect on earnings of changes in depreciation, amortization or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the time of acquisition. The acquiring entity is required to disclose, on the face of the financial statements or in the footnotes to the financial statements, the portion of the amount recorded in current period earnings, by financial statement line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for the Company on January 1, 2016. The adoption of this standard is not expected to have a material impact on its consolidated financial statements.

In November 2015, the FASB has issued an update to ASU No. 2015-17 (“ASU 2015-17”) “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The update requires a company to classify all deferred tax assets and liabilities as noncurrent. The update of ASU 2015-17 is effective for the Company on January 1, 2018. The Company does not expect the adoption of the update of ASU 2015–17 to have a significant impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01 (“ASU 2016-01”), “Financial Instruments – Overall (Subtopic 825-10)”. ASU 2016-01 updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for us on January 1, 2018. The Company does not expect the adoption of ASU 2016–01 to have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02), “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for the Company on January 1, 2019. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2016-02 will have on its consolidated financial statements.

Note 4. Business Acquisitions

Delos Internet

In February 2013, the Company completed the acquisition of Delos Internet (“Delos”). The Company obtained full control of Delos and determined that the acquisition was a business combination to be accounted for under the acquisition method. The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date. The number of shares issued was determined based on the closing price of the Company’s common stock on the February 28, 2013 closing date which was $2.47.

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

During the year ended December 31, 2013, the Company incurred approximately $99,000 of third-party costs in connection with the Delos acquisition. These expenses are included in the general and administrative expenses in the Company’s consolidated statements of operations.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Pro Forma Information

The following table reflects the unaudited pro forma results from continuing operations had the Delos acquisition taken place at the beginning of the 2013 period:

Year Ended December 31,
2013
Revenues	$32,005,154
Amortization expense	3,159,196
Total operating expenses	41,844,651
Net loss	(9,131,670)
Basic net loss per share	$(0.14)

The pro forma information presented above does not purport to present what actual results would have been had the Delos acquisition actually occurred at the beginning of 2013 nor does the information project results for any future period.

Note 5.    Discontinued Operations and Assets Held for Sale

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”), to operate a new business designed to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Hetnets built a carrier-class network which offered a shared wireless infrastructure platform, primarily for (i) co-location of customer owned antenna and related equipment and (ii) Wi-Fi access and offloading. The Company referred to this as its “Shared Wireless Infrastructure” or “Shared Wireless” business. During the fourth quarter of 2015, the Company determined to exit this business and curtailed activities in its smaller markets, and recognized charges of $3,284,466 representing the estimated cost to settle lease obligations, $1,618,540 to write-off network assets which could not be redeployed into the fixed wireless network, $45,114 related to security deposits which are not expected to be recovered, and $410,991 related to the accelerated expensing of deferred acquisition costs. The remaining network, located in New York City (or “NYC”), was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and continuing into the first quarter of 2016 to sell the New York City network. As further described in Note 18, on March 9, 2016, the Company completed a sale and transfer of certain assets to the major cable company (the “Buyer”). The Asset Purchase Agreement provided that the Buyer would assume certain rooftop leases in NYC and acquire ownership of the Wi-Fi access points and related equipment associated with operating the network. The Company retained ownership of all backhaul and related equipment and the parties entered into a backhaul services agreement under which the Company will provide internet bandwidth to the Buyer at the locations governed by the leases. The agreement is for a three year period with two, one year renewals and is cancellable by the Buyer on sixty days’ notice. The operating results and cash flows for Hetnets have been presented as discontinued operating results in these consolidated financial statements. Assets associated with the New York City network have been presented as Assets Held for Sale.

Discontinued Operations

A more detailed presentation of loss from discontinued operations is set forth below. There has been no allocation of consolidated interest expense to discontinued operations. General and administrative expenses for 2015 includes $1,618,540 to write-off network assets which could not be deployed.

	Year Ended December 31,
	2015	2014	2013
Revenues	$3,370,181	$3,099,972	$1,540,700
Operating expenses:
Cost of revenues	17,751,033	14,220,122	11,980,097
Depreciation and amortization	4,032,219	3,957,784	3,508,647
Customer support services	710,368	683,208	784,780
Sales and marketing	145,954	229,013	301,578
General and administrative	2,008,211	568,985	668,626
Total operating expenses	24,647,785	19,659,112	17,243,728
Loss from discontinued operations	$(21,277,604)	$(16,559,140)	$(15,703,028)

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The components of the balance sheet accounts presented as discontinued operations were as follows:

	As of December 31,
	2015	2014
Assets:
Accounts receivable, net	$715,993	$723,569
Prepaid expenses and other current assets	278,891	612,570
Deferred acquisitions costs	253,685	-
Total Current Assets	$1,248,569	$1,336,139

Long-Term Assets:
Property and equipment	-	3,233,486
Deferred acquisitions costs	-	879,518
Security deposits	-	58,414
Total Long Term Assets	$-	$4,171,418

Liabilities:
Accounts payable	$556,800	$114,042
Accrued expenses	66,101	82,819
Accrued expenses - network	3,284,467	-
Total Current Liabilities	$3,907,368	$196,861

Assets Held for Sale

The components of the balance sheet accounts presented as Assets Held for Sale were as follows:

	As of December 31,
	2015	2014
Security deposits	$356,108	$350,418
Wi-Fi and back-end equipment, net	4,958,999	7,524,823
Current assets held for sale	$5,315,107	$7,875,241

Note 6.    Property and Equipment

Property and equipment is comprised of:

	As of December 31,
	2015	2014
Network and base station equipment	$38,351,119	$35,836,469
Customer premise equipment	30,910,874	26,511,691
Information technology	4,810,865	4,628,555
Furniture, fixtures and other	1,713,722	1,669,340
Leasehold improvements	1,623,559	1,599,393
	77,410,139	70,245,448
Less: accumulated depreciation	56,174,755	47,098,471
Property and equipment, net	$21,235,384	$23,146,977

Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	As of December 31,
	2015	2014
Network and base station equipment	$2,620,898	$2,234,180
Customer premise equipment	669,792	246,484
Information technology	1,860,028	1,860,028
	5,150,718	4,340,692
Less: accumulated depreciation	3,114,968	2,135,534
Property acquired through capital leases, net	$2,035,750	$2,205,158

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 7. Intangible Assets

Intangible assets consist of the following:

	As of December 31,
	2015	2014
Goodwill	$1,674,281	$1,674,281

Customer relationships	$11,856,126	$11,856,127
Less: accumulated amortization of customer relationships	11,333,096	10,940,824
Customer relationships, net	523,030	915,303

FCC licenses	1,284,555	1,284,555
Impairment charge	(534,555)	-
FCC licenses, net	750,000	1,284,555

Intangible assets, net	$1,273,030	$2,199,858

Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $392,272, $888,969 and $3,093,817, respectively. The customer contracts acquired in May 2011 for the One Velocity, Inc. acquisition were amortized over a 30 month period ending November 2013. The customer contracts acquired in the Color Broadband Communications acquisition were amortized over a 28 month period ending April 2014. The customer contracts acquired in the Delos acquisition are being amortized over a 50 month period ending April 2017. As of December 31, 2015, the remaining amortization period for the Delos acquisition was 16 months. Balances related to the Company’s other acquisitions have been fully amortized. Future amortization expense is as follows:

Years Ending December 31,
2016	392,272
2017	130,758
$523,030

FCC licenses have an indefinite life but are subject to periodic renewal. The Company recognized an impairment charge of $534,555 in 2015 related to a spectrum license. The Company determined that changes being considered by the FCC would make commercial use of the spectrum uncertain and costly, and that the coverage area of the spectrum was not consistent with its focus on dense urban markets. The expense is included in general and administrative expenses in the statement of operations. Based on prices paid at recent spectrum auctions, the Company believes that the remaining spectrum has a fair value higher than the cost basis at which it is reported in these financial statements.

Note 8. Accrued Expenses

Accrued expenses consist of the following:	As of December 31,
	2015	2014
Payroll and related	$551,448	$661,496
Professional services	427,932	256,534
Other	339,680	280,413
Property and equipment	176,614	506,883
Network	133,544	187,440
Marketing	-	63,112
Total	$1,629,218	$1,955,878

Network represents costs incurred to provide services to the Company’s customers including tower rentals, bandwidth, troubleshooting and gear removal.

Note 9.    Other Liabilities

Other liabilities consist of the following:	As of December 31,
	2015	2014
Current
Deferred rent	$63,012	$46,058
Deferred acquisition payments	-	11,184
Total	$63,012	$57,242

Long-Term
Deferred rent	$1,227,414	$1,373,163
Deferred acquisition payments	-	341
Deferred taxes	363,774	401,337
Total	$1,591,188	$1,774,841

Deferred acquisition payments related to Delos totaled $11,525 at December 31, 2014 and bore interest at a rate of 7%.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 10.    Long-Term Debt

   In October 2014, the Company entered into a loan agreement (the "Loan Agreement") with Melody Business Finance, LLC (the "Lender") which provided the Company with a five-year $35 million term loan (the "Financing" or "Note").  The Note was issued at a 3% discount totaling $1,050,000 which is being amortized over the term of the Note. The Company recognized interest expense of $340,899 and $95,365 in connection with the amortization of this discount for the years ended December 31, 2015 and 2014, respectively. The unamortized balance totaled $613,736 and $954,635 at December 31, 2015 and 2014 respectively.

     The loan bears interest payable in cash at a rate equal to the greater of (i) the sum of the one month Libor rate on each payment date plus 7% or (ii) 8% per annum, and additional paid in kind (“PIK”), or deferred, interest that accrues at 4% per annum. The Company paid $2,906,695 of interest and accrued $1,453,347 of PIK interest for the year ended December 31, 2015. The Company paid $591,111 of interest and accrued $295,556 of PIK interest for the year ended December 31, 2014. PIK interest is included in Interest expense, net in the accompanying consolidated statements of operations.

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

    The Loan Agreement also contains representations and warranties by the Company and the Lender, certain indemnification provisions in favor of the Lender and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in the Lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). Upon the occurrence of an event of default, an additional 5% interest rate will be applied to the outstanding loan balances, and the Lender may terminate its lending commitment, declare all outstanding obligations immediately due and payable, and take such other actions as set forth in the Loan Agreement. As of December 31, 2015, the Company was in compliance with all of the debt covenants.

In connection with the Loan Agreement and pursuant to a Warrant and Registration Rights Agreement, the Company issued warrants (the “Warrants”) to purchase 3,600,000 shares of common stock of which two-thirds have an exercise price of $1.26 and one-third have an exercise price of $0.01, subject to customary adjustments under certain circumstances. The Warrants have a term of seven and a half years. The fair value of the warrants granted to the Lender of $2,463,231 was calculated using the Black-Scholes option pricing model and recorded as a debt discount. The debt discount is being amortized over the term of the Note using the effective interest rate. The Company recognized interest expense of $799,727 and $223,719 in connection with the amortization of this discount for the years ended December 31, 2015 and 2014, respectively. The unamortized balance totaled $1,439,785 and $2,239,512 at December 31, 2015 and 2014, respectively.

   The warrant holders have piggyback registration rights requiring the inclusion of the shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”) in any registration statement filed by the Company. In addition, the Company has agreed to file a registration statement to register for resale all of the Warrant Shares and cause the registration statement to become effective by December 31, 2016 (the “Required Registration Statement”). If the Required Registration Statement is not declared effective by the required date, then the Company shall pay the holders liquidated damages in the aggregate amount of $5,000 per month, up to $50,000 in total, until both the Required Registration Statement has become effective and the Warrant Shares are listed.

The Company incurred costs, primarily professional services, of approximately $2,900,000 related to the Loan Agreement. These costs were recorded as other assets in the Company’s consolidated balance sheet and are being amortized over the term of the Loan Agreement using the effective interest rate. Amortization expense totaled $939,498 and $262,820 for the years ended December 31, 2015 and 2014, respectively. The unamortized balance totaled $1,691,421 and $2,630,919 at December 31, 2015 and 2014, respectively.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 11.    Capital Stock

The Company is authorized to issue 200,000,000 shares of common stock at a par value of $0.001. The holders of common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of legally available funds. Upon liquidation, dissolution or winding-up, the holders of the Company’s common stock are entitled to share ratably in all assets that are legally available for distribution. The holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of the Company’s common stock are subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock, which may be designated solely by action of the board of directors and issued in the future. At the Company’s annual meeting in August 2015, the shareholders approved an increase in the number of authorized shares of common stock from 95,000,000 to 200,000,000.

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

Stock options were exercised by current or former employees as follows:

	For the Years Ended December 31,
	2015	2014	2013
Cash basis:
Total options exercised	-	-	284,688
Total proceeds received	$-	$-	$292,389

Cashless basis:
Total options exercised	426,530	340,906	135,471
Net issuance of common stock	96,594	192,270	37,770

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

Note 12. Stock Option Plans and Warrants

Stock Options Plans

The 2007 Equity Compensation Plan (the “2007 Plan”) became effective in January 2007 and provides for the issuance of options, restricted stock and other stock-based instruments to officers and employees, consultants and directors of the Company. The total number of shares of common stock issuable under the 2007 Plan is 2,403,922. A total of 2,136,849 stock options or common stock have been issued under the 2007 Plan as of December 31, 2015.

The 2007 Incentive Stock Plan became effective in May 2007 and provides for the issuance of up to 2,500,000 shares of common stock in the form of options or restricted stock (the “2007 Incentive Stock Plan”). Shareholders approved an increase in the number of authorized shares of common stock issuable under the 2007 Incentive Stock Plan from 2,500,000 to 5,000,000 in November 2012. A total of 2,949,423 stock options, common stock or restricted stock have been issued under the 2007 Incentive Stock Plan as of December 31, 2015.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Options granted under both the 2007 Plan and the 2007 Incentive Plan have terms up to ten years and are exercisable at a price per share not less than the fair value of the underlying common stock on the date of grant. The total number of shares of common stock that remain available for issuance as of December 31, 2015 under the 2007 Plan and the 2007 Incentive Stock Plan combined is 2,317,650 shares.

The 2008 Non-Employee Directors Compensation Plan (the “2008 Directors Plan”) became effective in August 2008 and provides for the issuance of up to 1,000,000 shares of common stock in the form of options or restricted stock. In November 2013, shareholders approved an increase in the number of shares of common stock issuable under the 2008 Directors Plan to 2,000,000. A total of 1,372,500 stock options or common stock have been issued under the 2008 Directors Plan as of December 31, 2015. Options granted under the 2008 Directors Plan have terms of up to ten years and are exercisable at a price per share equal to the fair value of the underlying common stock on the date of grant. The total number of shares of common stock that remain available for issuance as of December 31, 2015 under the 2008 Directors Plan is 627,500 shares.

The Company uses the Black-Scholes model to value options granted to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. The Company bases its forfeiture rate on past experience with a higher forfeiture rate applied in the initial years of the vesting period and lower rates applied in the later years of the vesting period. Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $1,016,705, $953,470, and $1,182,523 for the years ended December 31, 2015, 2014, and 2013, respectively. Stock-based compensation is included in general and administrative expenses in the accompanying consolidated statements of operations.

The unamortized amount of stock options expense was $585,688 as of December 31, 2015 which will be recognized over a weighted-average period of 0.8 year.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2015			2014			2013
Risk-free interest rate	1.5%	-	1.7%	1.1%	-	1.8%	0.8%	-	1.9%
Expected volatility	58%	-	77%	47%	-	60%	65%	-	68%
Expected life (in years)	4.1	-	4.2	4.1	-	5.3	5.0	-	6.5
Expected dividend yield		0%			0%			0%

The risk-free interest rate was based on rates established by the Federal Reserve. The Company’s expected volatility was based upon the historical volatility for its common stock. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. Beginning in the fourth quarter of 2014, the Company began utilizing its historical data regarding the Company’s activity as it relates to the expected life of stock options. The dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future. The Company reviews its forfeiture rate annually to update its assumption for recent experience. Forfeiture rates used in 2015 ranged from 3% to 10%.

During the first quarter of 2011, the Company issued 90,000 shares of restricted stock to two executives. The fair value of $354,600 was based on the closing market price of the Company’s common stock on the date of grant. The restricted stock vested over a three year period, of which 60,000 shares were vested and 30,000 shares of restricted stock were forfeited due to the resignation of an executive in November 2012. Stock-based compensation for restricted stock totaled $59,100 for the year ended December 31, 2013 and was also the period in which the restricted stock was fully vested.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Option transactions under the stock option plans during the years ended December 31, 2015, 2014 and 2013 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2013	3,916,045	$2.85
Granted during 2013	950,000	2.40
Exercised	(420,159)	1.23
Forfeited /expired	(390,870)	5.07
Outstanding as of December 31, 2013	4,055,016	2.70
Granted during 2014	737,073	1.42
Exercised	(340,906)	0.74
Forfeited /expired	(453,488)	1.78
Outstanding as of December 31, 2014	3,997,695	2.73
Granted during 2015	878,751	1.46
Exercised	(426,530)	1.58
Forfeited /expired	(109,874)	1.94
Outstanding as of December 31, 2015	4,340,042	$2.61
Exercisable as of December 31, 2015	3,372,743	$2.68

Grants under the stock option plans were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Annual grants to outside directors	200,000	200,000	200,000
Executive grants	231,251	172,073	125,000
Employee grants	447,500	315,000	625,000
Non-employee grants	-	50,000	-
Total	878,751	737,073	950,000

All options granted during the reporting period had a ten year term and were issued at an exercise price equal to the fair value on the date of grant. Director grants vest over a one year period from the date of issuance. Executive grants vesting periods range from vesting immediately upon issuance to vesting monthly or quarterly over a one or two year period from the date of issuance. Employee grants range from vesting immediately upon issuance to vesting over a one to three year period from the date of issuance. Non-employee grants vesting periods range from vesting immediately upon issuance to vesting over one year from the date of issuance.

Forfeited or expired options under the stock option plans were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Employee terminations	82,374	185,208	390,870
Expired	27,500	254,030	-
Repurchased	-	14,250	-
Total	109,874	453,488	390,870

The weighted-average fair values of the options granted during 2015, 2014, and 2013 were $0.68, $0.67, and $1.44, respectively. Outstanding options of 4,340,042 as of December 31, 2015 had exercise prices that ranged from $0.46 to $5.25 and had a weighted-average remaining contractual life of 6.8 years. Exercisable options of 3,372,743 as of December 31, 2015 had exercise prices that ranged from $0.68 to $5.25 and had a weighted-average remaining contractual life of 6.3 years.

As of December 31, 2015, there was no aggregate intrinsic value associated with the outstanding and exercisable options. The closing price of the Company’s common stock at December 31, 2015, was $0.38 per share. The Company calculates the intrinsic value of stock options and warrants as the difference between the closing price of the Company’s common stock at the end of the reporting period and the exercise price of the stock options and warrants.

Stock Warrants

Warrant transactions during the years ended December 31, 2015, 2014 and 2013 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2013	450,000	$5.00
Granted during 2014	3,600,000	$0.84
Outstanding as of December 31, 2014 and 2015	4,050,000	$1.31

In October 2014, the Company issued 3,600,000 warrants to purchase shares of common stock under the Company’s Financing of which 1,200,000 warrants had an exercise price of $0.01 per share and 2,400,000 warrants had an exercise price of $1.26 per share.

As of December 31, 2015, all warrants were exercisable and had a weighted average remaining contractual life of 5.7 years.

The aggregate intrinsic value associated with the warrants outstanding and exercisable as of December 31, 2015 was $444,000. The closing price of the Company’s common stock at December 31, 2015 was $0.38 per share.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 13. Employee Benefit Programs

The Company has established a 401(k) retirement plan (“401(k) plan”) which covers all eligible employees who have attained the age of twenty-one and have completed 30 days of employment with the Company. The Company can elect to match up to a certain amount of employees’ contributions to the 401(k) plan. No employer contributions were made during the years ended December 31, 2015, 2014 and 2013.

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum of 200,000 shares of common stock can be issued under the ESPP Plan of which 168,346 shares have been issued to date and 31,654 shares are available for future issuance. During the years ended December 31, 2015, 2014, and 2013, a total of 56,766, 24,958, and 31,267 shares were issued under the ESPP Plan with a fair value of $49,757, $46,928 and $80,718 respectively. The Company recognized $7,541, $7,020, and $12,038 of stock-based compensation related to the 15% discount for the years ended December 31, 2015, 2014, and 2013 respectively.

Note 14. Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
	2015	2014	2013
Current
Federal	$-	$-	$-
State	-	-	-
Total current	-	-	-
Deferred
Federal	(6,521,134)	(3,694,966)	(2,994,771)
State	(1,150,789)	(652,053)	(528,489)
Change in valuation allowance	7,634,360	4,425,551	3,601,792
Total deferred	(37,562)	78,532	78,531
Provision for income taxes	$(37,562)	$78,532	$78,531

The provision for income taxes using the U.S. Federal statutory tax rate as compared to the Company’s effective tax rate is summarized as follows:

	Years Ended December 31,
	2015	2014	2013
U.S. Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes	(6.0)%	(6.0)%	(6.0)%
Permanent differences	0.1%	0.1%	0.3%
Valuation allowance	39.8%	40.2%	40.0%
Effective tax rate	(0.1)%	0.3%	0.3%

The Company files income tax returns for Towerstream Corporation and its subsidiaries in the U.S. federal and various state principle jurisdictions. As of December 31, 2015, the tax returns for Towerstream Corporation for the years 2012 through 2015 remain open to examination by the Internal Revenue Service and various state authorities.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	Years Ended December 31,
	2015	2014
Deferred tax assets
Net operating loss carryforwards	$56,202,470	$43,362,260
Stock-based compensation	2,426,886	2,094,946
Intangible assets	2,481,960	2,583,348
Debt discount	695,259	252,788
Allowance for doubtful accounts	37,145	23,710
Other	1,388,166	32,716
Total deferred tax assets	63,231,886	48,349,768
Valuation allowance	(61,340,847)	(45,195,445)
Deferred tax assets, net of valuation allowance	1,891,039	3,154,323

Deferred tax liabilities
Depreciation	(1,891,039)	(3,154,323)
Intangible assets	(363,774)	(401,337)
Total deferred tax liabilities	(2,254,813)	(3,555,660)
Net deferred tax liabilities	$(363,774)	$(401,337)

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

As of December 31, 2015 and 2014, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses. No interest and penalties were recorded during the years ended December 31, 2015, 2014, and 2013. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

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

   As of December 31, 2015, 2014 and 2013, the Company had approximately $140,506,000, $108,398,000, and $84,417,000, respectively, of federal and state NOL carryovers. Federal NOLs will begin expiring in 2027. State NOLs began expiring in 2012.

Valuation Allowance

In assessing the realizability of deferred tax assets, the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, the Company has considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Since both goodwill and the FCC licenses are considered to be assets with indefinite lives for financial reporting purposes, the related deferred tax liabilities cannot be used as a source of future taxable income for purposes of determining the need for a valuation allowance. Based upon this evaluation, a full valuation allowance has been recorded as of December 31, 2015 and 2014. The change in valuation allowance was $16,145,402 and $11,049,207, respectively, for the years ended December 31, 2015 and 2014 of which $8,511,042 and $6,623,656, respectively, pertains to discontinued operations.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. The carrying value of the Company’s long-term debt is carried at cost as the related interest rate is at terms that approximate rates currently available to the Company. There were no changes in the valuation techniques during the year ended December 31, 2015.

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2015	$15,116,531	$15,116,531	$-	$-
December 31, 2014	$38,027,509	$38,027,509	$-	$-

Note 16.    Commitments

Operating Lease Obligations.

The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through April 2025. Certain of these operating leases include extensions, at the Company's option, for additional terms ranging from 1 to 25 years. Amounts associated with the extension periods have not been included in the table below as it is not presently determinable which options, if any, the Company will elect to exercise. As of December 31, 2015, total future operating lease obligations were as follows:

Years Ending December 31,
2016	$19,885,917
2017	15,252,943
2018	8,286,819
2019	3,199,264
2020	741,907
Thereafter	368,486
$47,735,336

Rent expenses were as follows:

	Year Ended December 31 ,
	2015	2014	2013
Points of Presence	$8,180,389	$7,746,573	$7,128,778
Street level rooftops	16,707,445	13,183,209	11,067,316
Corporate offices	382,234	336,437	518,245
Other	414,618	362,281	437,718
	$25,684,686	$21,628,500	$19,152,057

Rent expenses related to Points of Presence, street level rooftops and other were included in cost of revenues in the Company’s consolidated statements of operations. Rent expense related to the Company’s corporate offices was included in general and administrative expenses in the Company’s consolidated statements of operations. The Company accrued $3,284,466 representing the estimated cost to settle lease obligations for street level rooftops in certain markets.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Capital Lease Obligations

The Company has entered into capital leases to acquire property and equipment expiring through June 2018. As of December 31, 2015, total future capital lease obligations were as follows:

Years Ending December 31,
2016	1,110,428
2017	837,811
2018	143,796
$2,092,035
Less: Interest expense	166,519
Total capital lease obligations	$1,925,516
Current	$992,690
Long-Term	$932,826

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 17. Quarterly Financial Information (unaudited)

Quarterly financial information for each quarter for the years ended December 31, 2015, 2014 and 2013 is set forth below. Additional information regarding the net loss from discontinued operations for the quarter ended December 31, 2015 is included in Note 5.

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$7,172,467	$7,030,908	$6,947,467	$6,754,181
Operating Expenses	10,168,913	10,014,564	9,837,277	10,474,243
Operating Loss	(2,996,446)	(2,983,656)	(2,889,810)	(3,720,062)
Other income (expense), net	(1,664,264)	(1,670,428)	(1,665,682)	(1,652,412)
Net Loss from continuing operations	(4,660,710)	(4,654,084)	(4,555,493)	(5,372,473)
Net Loss from discontinued operations	(4,262,356)	(4,196,727)	(3,953,933)	(8,864,588)

Net Loss per common share – basic and diluted
Continuing Operations	(0.07)	(0.07)	(0.07)	(0.08)
Discontinued Operations	(0.06)	(0.06)	(0.06)	(0.13)
Weighted average number of shares outstanding - basic and diluted	67,856,789	67,924,379	67,966,261	67,977,529

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$7,639,557	$7,526,478	$7,507,640	$7,262,506
Operating Expenses	10,097,304	9,709,394	9,539,442	9,871,273
Operating Loss	(2,457,747)	(2,182,916)	(2,031,802)	(2,608,767)
Other income (expense), net	(63,052)	(59,488)	(43,970)	(1,506,336)
Net Loss from continuing operations	(2,520,799)	(2,242,404)	(2,075,772)	(4,115,103)
Net Loss from discontinued operations	(3,989,008)	(4,152,202)	(4,178,301)	(4,239,629)

Net Loss per common share – basic and diluted
Continuing Operations	(0.04)	(0.03)	(0.03)	(0.06)
Discontinued Operations	(0.06)	(0.06)	(0.06)	(0.06)
Weighted average number of shares outstanding - basic and diluted	66,439,061	66,478,686	66,643,804	67,642,056

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$8,140,747	$8,015,667	$7,864,728	$7,871,442
Operating Expenses	10,834,621	10,348,511	10,228,784	10,260,756
Operating Loss	(2,693,874)	(2,332,844)	(2,364,056)	(2,389,314)
Other income (expense), net	905,843	3972	(59,613)	(63,844)
Net Loss from continuing operations	(1,788,031)	(2,328,872)	(2,423,668)	(2,453,160)
Net Loss from discontinued operations	(3,838,275)	(3,902,278)	(3,719,725)	(4,242,750)

Net Loss per common share – basic and diluted
Continuing Operations	(0.03)	(0.04)	(0.04)	(0.04)
Discontinued Operations	(0.06)	(0.06)	(0.06)	(0.06)
Weighted average number of shares outstanding - basic and diluted	61,464,706	66,370,789	66,402,499	66,419,380

Note 18. Subsequent Events

On March 9, 2016, the Company completed a sale and transfer of certain assets pursuant to an Asset Purchase Agreement (the "Agreement") with a large cable company (the "Buyer"). Under the terms of the Agreement, the Buyer assumed certain rooftop leases and acquired ownership of and the right to operate the WiFi access point and related equipment associated with such leases. The Company retained ownership of all backhaul and related equipment, and the parties entered into a three year agreement under which the Company will provide backhaul services to the Buyer. The previous access agreement between the parties was terminated. The net effect of the Buyer (i) assuming certain rooftop leases, (ii) entering into a backhaul services agreement, and (iii) terminating the access agreement is projected to result in a net reduction in cash requirements of approximately $6 million annually.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2015, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the fourth quarter of the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework in 2013.

Based on our assessment, our management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the

Board of Directors and Shareholders of

Towerstream Corporation and Subsidiaries

We have audited Towerstream Corporation and Subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Towerstream Corporation and Subsidiaries maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2015 and 2014 and 2013 of the Company and our report dated March 18, 2016 expressed an unqualified opinion on those financial statements.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 18, 2016

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in the proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 11. Executive Compensation.

The information required by this item will be set forth in the proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

 Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in the proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

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

3.7	Certificate of Amendment to the Certificate of Incorporation of Towerstream Corporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Coporation filed with the Securities and Exchange Commission on August 25, 2015).
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

10.10**	Amendment to Employment Agreement of Jeffrey M. Thompson (Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 2011).
10.11**	Amendment to Employment Agreement of Jeffrey M. Thompson (Incorporated by reference to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on January 13, 2012).
10.12**	2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A of Towerstream Corporation filed with the Securities and Exchange Commission on September 14, 2010).
10.13	Second Amendment to Office Lease Agreement dated September 12, 2013, amending Office Lease Agreement dated March, 21 2007 (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 17, 2014).
10.14	Loan Agreement dated October 16, 2014 by and among Towerstream Corporation, Towerstream I, Inc. and Hetnets Tower Corporation, as Borrowers, the financial institutions named therein as Lenders and Melody Business Finance, LLC, as Administrative Agent (Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 12, 2015).

10.15

Security Agreement dated October 16, 2014 by and among Towerstream Corporation, Towerstream I, Inc., Hetnets Tower Corporation, Alpha Communications Corp., Omega Communications Corp., and Towerstream Houston, Inc., as Grantors, in favor of Melody Business Finance LLC, as Administrative Agent (Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 12, 2015).

10.16

Warrant and Registration Rights Agreement dated October 16, 2014 by and among Towerstream Corporation and the warrant holders named therein (Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 12, 2015).

10.17

Form of A-Warrant Certificate (Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 12, 2015).

10.18

Form of B-Warrant Certificate (Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 12, 2015).

10.19**

Second Amendment to Employment Agreement of Jeffrey M. Thompson (Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 12, 2015).

10.20

Office Lease Agreement dated December 12, 2014 between 6800 Broken Sound LLC (Landlord) and Towerstream Corporation (Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 12, 2015).

10.21

Third Amendment to Employment Agreement of Jeffrey M. Thompson (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 29, 2015).

10.22

Separation Agreement by and between Jeffrey M. Thompson and Towerstream Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2016). Separation Agreement by and between Jeffrey M. Thompson and Towerstream Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2016).

10.23	Asset Purchase Agreement dated March 9, 2016, by and among Towerstream Corporation, Towerstream I, Inc. and Time Warner Cable Enterprises, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2016).
10.24	Backhaul Agreement dated March 9, 2016, dated March 9, 2016, by and among Towerstream Corporation, Towerstream I, Inc. and Time Warner Cable Enterprises, LLC (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2016). ****
10.25	Mutual Termination Agreement dated March 9, 2016 by and between Time Warner Cable Enterprises, LLC and Hetnets Tower Corporation (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2016).
10.26

Consent and Release dated March 9, 2016, by and among Towerstream Corporation, Towerstream I, Inc., Hetnets Tower Corporation, Alpha Communications Corp., Omega Communications Corp., Towerstream Houston, Inc., and Melody Business Finance, LLC (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2016).

10.27

Amendment No. 1 to Warrant and Registration Rights Agreement dated March 9, 2016, by and between Towerstream Corporation and Melody Business Finance, LLC (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2016).

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

23.1	Consent of Independent Registered Public Accounting Firm. ***
31.1	Section 302 Certification of Principal Executive Officer. ***
31.2	Section 302 Certification of Principal Financial Officer. ***
32.1	Section 906 Certification of Principal Executive Officer. ***
32.2	Section 906 Certification of Principal Financial Officer. ***
99.1	Unaudited Pro Forma Condensed Financial Information (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2016).
101.INS*****	XBRL Instance
101.SCH*****	XBRL Taxonomy Extension Schema
101.CAL*****	XBRL Taxonomy Extension Calculation
101.DEF*****	XBRL Taxonomy Extension Definition
101.LAB*****	XBRL Taxonomy Extension Labels
101.PRE*****	XBRL Taxonomy Extension Presentation

*	Management compensatory plan
**	Management contract
***	Filed herewith
****

A redacted version of this exhibit was filed with the Current Report on Form 8-K. filed with the Securities and Exchange Commission on March 15, 2016  An un-redacted version of this Exhibit has been separately filed with the Commission pursuant to an application for confidential treatment.  The confidential portions of the Exhibit have been omitted and are marked as such.

*****

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: March 18, 2016	By:	/s/ Philip Urso
Philip Urso
Chairman and Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph P. Hernon
Joseph P. Hernon
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Philip Urso
Director - Chairman of Board of Directors and Interim Chief Executive Officer
Philip Urso	(Principal Executive Officer)	March 18, 2016

/s/ Joseph P. Hernon
	Chief Financial Officer	March 18, 2016
Joseph P. Hernon	(Principal Financial Officer and
Principal Accounting Officer)
/s/ Howard L. Haronian, M.D.
	Director	March 18, 2016
Howard L. Haronian, M.D.

/s/ William J. Bush
	Director	March 18, 2016
William J. Bush

/s/ Paul Koehler
	Director	March 18, 2016
Paul Koehler