Form 10-K/A
period 2015-12-31
TOWERSTREAM CORP
filed 2016-04-29
CIK 1349437

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our Form 10-K was originally filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2016 (the “Original Filing”), for the sole purpose of including the information required by Part III. This information was permitted to have been incorporated by reference from our definitive proxy statement for our 2016 annual meeting of stockholders, if such proxy statement had been filed with the SEC within 120 days of our 2015 fiscal year-end.

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

Name	Age	Position
Philip Urso	56	Interim Chief Executive Officer* and Chairman of the Board of Directors
Arthur G. Giftakis	50	Chief Operating Officer
Joseph P. Hernon	56	Chief Financial Officer
Howard L. Haronian, M.D.(1)(2)(3)	54	Director
Paul Koehler(1)(3)	56	Director
William J. Bush(1)(2)	50	Director

(1) Member of our Audit Committee.

(2) Member of our Compensation Committee.

(3) Member of our Nominating Committee.

* Effective February 16, 2016 appointed interim officer, at which time independent director status ceased.

The biographies below include information related to service by the persons below to Towerstream Corporation and our subsidiaries, Towerstream I, Inc.and Hetnets Tower Corporation. On January 4, 2007, we merged with and into a wholly-owned Delaware subsidiary for the sole purpose of changing our state of incorporation to Delaware. On January 12, 2007, a wholly-owned subsidiary of ours completed a reverse merger with and into a private company, Towerstream Corporation, with Towerstream Corporation (the private company) being the surviving company and becoming a wholly-owned subsidiary of ours. Upon closing of the merger, we discontinued our former business and succeeded to the business of Towerstream Corporation as our sole line of business. At the same time, we also changed our name to Towerstream Corporation and our newly acquired subsidiary, Towerstream Corporation, changed its name to Towerstream I, Inc.

 Philip Urso co-founded Towerstream I, Inc. in December 1999. In February 2016, the Company appointed Mr. Urso interim chief executive officer. Prior to his appointment to interim chief executive officer, Mr. Urso had served as a director and chairman since inception and as chief executive officer from inception until November 2005. Since becoming a public entity in January 2007, Mr. Urso has been our chairman and a director. In 1995, Mr. Urso co-founded eFortress and served as its president through 1999. From 1983 until 1997, Mr. Urso owned and operated a group of radio stations. In addition, Mr. Urso co-founded the regional cell-tower company, MCF Communications, Inc. Mr. Urso was appointed to the Board due to his significant experience in the wireless broadband and tower industries, his familiarity with the Company, as well as his extensive business management expertise.

 Arthur G. Giftakis has been our chief operating officer since February 2016. Prior to his appointment to chief operating officer, Mr. Giftakis served as the Company’s senior vice president of engineering and operations since January 2014. Prior to his position with the Company, Mr. Giftakis served as the director of sales engineering at Sockeye Networks and Navisite. In addition, Mr. Giftakis was the director of data communications at Bell Atlantic for ten years.

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

Howard L. Haronian, M.D., has served as a director of Towerstream I, Inc. since inception in December 1999. Since becoming a public entity in January 2007, Dr. Haronian has been a director of the Company. Dr. Haronian is an interventional cardiologist and has been president of Cardiology Specialists, Ltd. of Rhode Island since 1994. Dr. Haronian has served on the clinical faculty of the Yale School of Medicine since 1994. Dr. Haronian graduated from the Yale School of Management Program for Physicians in 1999. Dr. Haronian has directed the Cardiac Catheterization program at The Westerly Hospital since founding the program in 2003. Dr. Haronian was appointed to the Board due to his extensive knowledge of the Company’s operations since its founding and his executive level experience at other organizations.

Paul Koehler has been a director of the Company since January 2007. Mr. Koehler has over 25 years of business experience in ethanol and renewable electricity industries. At Pacific Ethanol, Mr. Koehler has led the grain and co-product division since 2011 and corporate development since joining the company in 2005. Prior to joining Pacific Ethanol, he served as Director of Business Development for PPM Energy, Inc., leading PPM's efforts to develop and acquire several wind power projects. Mr. Koehler was also a co-founder of ReEnergy, one of the companies acquired by Pacific Ethanol. Paul also has worked for Portland General Electric and Enron in electricity trading, marketing, and commodity risk management. Mr. Koehler has a BA from the Honors College at the University of Oregon.

William J. Bush has been a director of the Company since January 2007. Since January 2010, Mr. Bush has served as the chief financial officer of Borrego Solar Systems, Inc., which is one of the nation’s leading financiers, designers and installers of commercial and government grid-connected solar electric power systems. From October 2008 to December 2009, Mr. Bush served as the chief financial officer of Solar Semiconductor, Ltd., a private vertically integrated manufacturer and distributor of quality photovoltaic modules and systems targeted for use in industrial, commercial and residential applications with operations in India helping it reach $100 million in sales in its first 15 months of operation. Prior to that, Mr. Bush served as chief financial officer and corporate controller for a number of high growth software and online media companies as well as being one of the founding members of Buzzsaw.com, Inc., a spinoff of Autodesk, Inc. Prior to his work at Buzzsaw.com, Mr. Bush served as corporate controller for Autodesk, Inc. (NasdaqGM: ADSK), the fourth largest software applications company in the world. His prior experience includes seven years in public accounting with Ernst & Young, and PricewaterhouseCoopers. Mr. Bush holds a B.S. degree in Business Administration from U.C. Berkeley and is a certified public accountant. Mr. Bush was appointed to the Board because he has significant experience in finance.

Advisory Board

In January 2016, the Company appointed Ernest Ortega to its Board of Advisors. Mr. Ortega is the current Senior Vice President of Sales North America at Colt Technology Services, responsible for all North American sales initiatives. He was previously Chief Revenue Officer at Cogent Communications and prior to that served as Executive Vice President of Sales and Marketing at XO Communications.

Board Leadership Structure and Risk Oversight

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

There are no material proceedings to which any director, officer or affiliate, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, affiliate, or security holder is a party adverse to us or has a material interest adverse to the Company.

Board Committees

Since January 2007, the standing committees of our Board consist of an Audit Committee, a Compensation Committee and a Nominating Committee. Each member of our committees is “independent” as such term is defined under and required by the federal securities laws and the rules of the NASDAQ Stock Market. The charters of each of the committees have been approved by our Board and are available on our website at www.towerstream.com .

Audit Committee

The Audit Committee is comprised of three directors: William J. Bush, Howard L. Haronian, M.D., and Paul Koehler. Mr. Bush is the Chairman of the Audit Committee. The Audit Committee’s duties include recommending to our Board the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by independent public accountants, including their recommendations to improve our system of accounting and our internal control over financial reporting. The Audit Committee oversees the independent auditors, including their independence and objectivity. However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors. The Audit Committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the Audit Committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors. Each of our Audit Committee members possesses an understanding of financial statements and generally accepted accounting principles. The Board has determined that Mr. Bush is an “audit committee financial expert” as defined in Item 407(d) (5) (ii) of Regulation S-K. The designation of Mr. Bush as an “audit committee financial expert” will not impose on him any duties, obligations or liability that are greater than those that are generally imposed on him as a member of our Audit Committee and Board, and his designation as an “audit committee financial expert” will not affect the duties, obligations or liability of any other member of our Audit Committee or Board.

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

Compensation of Directors

In October 2015, Philip Urso, the Chairman of the Board of Directors, expanded his day to day involvement in the Company’s activities to assess the daily operation of the Company and advise the monthly Board on cost cutting measures and other strategies. As compensation for these expanded services, the Company determined to provide Mr. Urso with annual compensation, effective October 2015, of $10,166.67 cash, a monthly car allowance no greater than $1,000 per month and healthcare coverage.

         Mr. Urso was appointed Interim Chief Executive Officer on February 16, 2016 and on March 4, 2016, the Company further modified the terms of Mr. Urso’s compensation as follows:

●	Mr. Urso’s cash compensation was increased to $25,000 per month;

●

The Company awarded Mr. Urso a one-time grant of 100,000 fully vested, ten-year options to purchase shares of the Company’s common stock, at an exercise price equal to the price of the Company’s common stock at market close on March 4, 2016;and

●

The Company will award Mr. Urso 25,000 fully-vested, ten-year stock options on the last day of each month of his service as Interim Chief Executive Officer for an initial period of four months, and 10,000 shares per month thereafter due on the last day of each month of service as Interim Chief Executive Officer, with all such options having an exercise price equal to the price of the Company’s common stock at market close on the day of the grant.

Effective April 2016, subject to shareholder approval, the Board of Directors approved amendments to the 2008 Non-Employee Directors Compensation Plan. Under the revised plan, each non-employee director is to receive a monthly $2,083.33 cash fee. Commitee chairman will receive an additional $416.66 cash fee monthly. Each non-employee director shall also receive quarterly grants of ten-year options to purchase 30,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant and that vest monthly over a one year period.

The following table summarizes the compensation awarded during the fiscal year ended December 31, 2015 to our directors who are not named executive officers in the summary compensation table below:

Name	Fees Earned or Paid in Cash	Option Awards (1)(2)	Total
Philip Urso	$75,500	$47,733	$123,233
Howard L. Haronian, M.D.	$55,000	$47,733	$102,733
Paul Koehler	$50,000	$47,733	$97,733
William J. Bush	$55,000	$47,733	$102,733

(1)

Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. Our policy and assumptions made in the valuation of share-based payments are contained in Note 12 to our December 31, 2015 financial statements included in the Original Filing.

(2)	Option awards relate to the issuance in 2015 of options to purchase 50,000 shares at an exercise price of $2.07 each for Messrs. Urso, Koehler and Bush, and Dr. Haronian.

Pursuant to the 2008 Non-Employee Directors Compensation Plan in effect in 2015, each non-employee director was entitled to receive periodic grants of ten-year options to purchase 50,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant and that vests monthly over a one year period. An initial grant was made upon such non-employee director’s election or appointment to our Board and thereafter annually on the first business day in June, subject to such director remaining on the Board. Non-employee directors also receive $50,000 per annum in cash. In connection with the additional responsibilities associated with such positions, the Chairman of the Board was entitled to receive an additional $10,000 per year, and the Chairman of the Audit and Compensation Committees were each entitled to receive an additional $5,000 per year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the year ended December 31, 2015.

Code of Ethics and Business Conduct

Our Board has adopted a code of ethics and business conduct that establishes the standards of ethical conduct applicable to all directors, officers and employees of Towerstream Corporation. The code of ethics and business conduct addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures, and internal control over financial reporting, corporate opportunities and confidentiality requirements. The Audit Committee is responsible for applying and interpreting our code of ethics and business conduct in situations where questions are presented to it. There were no amendments or waivers to the code of ethics and business conduct in fiscal 2015. Our code of ethics and business conduct is available for review on our website at www.towerstream.com . We will provide a copy of our code of ethics and business conduct free of charge to any person who requests a copy. Requests should be directed by e-mail to Joseph P. Hernon, our Chief Financial Officer, at jhernon@towerstream.com, or by mail to Towerstream Corporation, 88 Silva Lane, Middletown, Rhode Island 02842, or by telephone at (401) 848-5848.

Item 11. Executive Compensation.

Compensation Committee Report

Under the rules of the Securities and Exchange Commission (“SEC”), this Compensation Committee Report is not deemed to be incorporated by reference by any general statement incorporating this Annual Report by reference into any filings with the SEC.

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on this review and these discussions, the Compensation Committee recommended to the Board of Directors that the following Compensation Discussion and Analysis be included in this proxy statement.

Submitted by the Compensation Committee
Howard L. Haronian, M.D., Chairman

William J. Bush

Compensation Discussion and Analysis

  The following discussion and analysis of compensation arrangements of our named executive officers for 2015 should be read together with the compensation tables and related disclosures set forth below.

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

Base Salary. Salaries for our executive officers are initially set based on negotiation with individual executive officers at the time of recruitment and with reference to salaries for comparable positions in the industry for individuals of similar education and background to the executive officers being recruited. We also consider the individual’s experience, reputation in the industry and expected contributions to the Company. Base salary is continuously evaluated by competitive pay and individual job performance. In each case, we take into account the results achieved by the executive, their future potential, scope of responsibilities and experience, and competitive salary practices. At times, our executive officers have elected to take less than market salaries.  These salaries were subject to increases to base salary that is comparable with his role and responsibilities when compared to companies of comparable size in similar locations.

Bonuses. We design our bonus programs to be both affordable and competitive in relation to the market. Our bonus program is designed to motivate employees to achieve overall goals. Our programs are designed to avoid entitlements, to align actual payouts with the actual results achieved and to be easy to understand and administer. The Compensation Committee and the executive officer work together to establish targets and goals for the executive officer. Upon completion of the fiscal year, the Compensation Committee assesses the executive officer’s performance and, with input from management, determines the achievement of the bonus targets and the amount to be awarded within the parameters of the executive officer’s agreement with us.

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

Role of Executives in Executive Compensation Decisions

The Board and our Compensation Committee generally seek input from our executive officers when discussing the performance of, and compensation levels for, executives. The Compensation Committee also works with our Chief Executive Officer and our Chief Financial Officer to evaluate the financial, accounting, tax and retention implications of our various compensation programs. None of our executives participates in deliberations relating to their compensation.

2015 Bonus Payments

In October 2015, Mr. Thompson received a $75,000 bonus upon the execution of the third amendment to his employment agreement.

See “Employment Agreements and Change-in-Control Agreements” below for a discussion of our employment agreement with Mr. Thompson and our employment arrangement with Mr. Hernon.

2016 Bonus Criteria

The Compensation Committee is presently evaluating the structure of the bonus program for 2016. We intend that the bonus program will be both affordable and competitive in relation to the market and be designed to motivate employees to achieve overall corporate goals. The program shall be structured to avoid entitlements, to align actual payouts with the actual results achieved and to be easy to understand and administer.

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

Summary Compensation Table

The following table summarizes the annual and long-term compensation paid to our chief executive officer and our other most highly compensated executive officer who were serving at the end of 2015, whom we refer to collectively in this Annual Report on Form 10-K/A as the “named executive officers”. Mr. Thompson resigned from all positions with the Company in February 2016 and the Company appointed Philip Urso as his successor and Arthur Giftakis as Chief Operating Officer. During 2016, such persons became named executive officers of the Company. In addition, the Company adopted new compensation policies applicable to named executive officers under which Mr. Urso and Mr. Giftakis will receive lesser cash compensation amounts than previously paid plus equity incentives, as reported in our Current Report on Form 8-K dated March 4, 2016, intended to align the interests of such executives with the interests of stockholders. Such policies reduced the obligation of the Company for payment of historical levels of cash compensation to executives, which the Company had been contractually obligated to pay pursuant to its employment agreements with executives.

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)		Total
Jeffrey M. Thompson	2015	$475,000	$75,000	$79,373	(2)	$629,373
President and Chief Executive Officer*	2014	$373,277	$240,800	$79,992	(3)	$694,069
	2013	$330,000	$297,500	$73,209	(4)	$700,709

Joseph P. Hernon	2015	$325,000	$-	$54,913	(5)	$379,913
Chief Financial Officer	2014	$279,569	$108,125	$48,945	(6)	$436,639
	2013	$250,000	$170,000	$115,570	(7)	$535,570
*

Resigned from all positions with the Company in February 2016. All options issued to Jeffrey Thompson referenced below vested February 2016 in connection with the separation agreement between Mr. Thompson and the Company.

(1)

Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. Our policy and assumptions made in the valuation of share-based payments are contained in Note 12 to our December 31, 2015 financial statements.

(2)

On July 30, 2015, Mr. Thompson received a ten-year option to purchase 54,166 shares of common stock at an exercise price of $1.55 per share in recognition of services performed during 2015. These options vest quarterly over a year period with the first tranche vesting on October 30, 2015.

On September 11, 2015, Mr. Thompson received a ten-year option to purchase 50,000 shares of common stock at an exercise price of $1.31 per share in recognition of services performed during 2015. These options vest one half immediately and the remaining half on a quarterly basis over a year period with the first tranche vesting on December 11, 2015.

On November 23, 2015, Mr. Thompson received a ten-year option to purchase 33,334 shares of common stock at an exercise price of $0.46 per share in recognition of services performed during 2015. These options vest quarterly over a year period with the first tranche vesting on February 23, 2016.

(3)

On July 22, 2014, Mr. Thompson received a ten-year option to purchase 31,267 shares of common stock at an exercise price of $1.67 per share in recognition of services performed during 2014. These options vest monthly over a two year period with the first tranche vesting on August 22, 2014.

On September 26, 2014, Mr. Thompson received a ten-year option to purchase 75,000 shares of common stock at an exercise price of $1.34 per share in recognition of services performed during 2014. These options vest quarterly over a two year period with the first tranche vesting on December 26, 2014.

(4)

On February 25, 2013, Mr. Thompson received a ten-year option to purchase 50,000 shares of common stock at an exercise price of $2.62 per share in recognition of services performed during 2013. These options were fully vested and exercisable upon issuance.

(5)

On July 30, 2015, Mr. Hernon received a ten-year option to purchase 27,084 shares of common stock at an exercise price of $1.55 per share in recognition of services performed during 2015. These options vest quarterly over a year period with the first tranche vesting on October 30, 2015.

On September 11, 2015, Mr. Hernon received a ten-year option to purchase 50,000 shares of common stock at an exercise price of $1.31 per share in recognition of services performed during 2015. These options vest one half immediately and the remaining half on a quarterly basis over a year period with the first tranche vesting on December 11, 2015.

On November 23, 2015, Mr. Hernon received a ten-year option to purchase 16,667 shares of common stock at an exercise price of $0.46 per share in recognition of services performed during 2015. These options vest quarterly over a year period with the first tranche vesting on February 23, 2016.

(6)

On July 22, 2014, Mr. Hernon received a ten-year option to purchase 15,806 shares of common stock at an exercise price of $1.67 per share in recognition of services performed during 2014. These options vest monthly over a two year period with the first tranche vesting on August 22, 2014.

On September 26, 2014, Mr. Hernon received a ten-year option to purchase 50,000 shares of common stock at an exercise price of $1.34 per share in recognition of services performed during 2014. These options vest quarterly over a two year period with the first tranche vesting on December 26, 2014.

(7)

On February 25, 2013, Mr. Hernon received a ten-year option to purchase 25,000 shares of common stock at an exercise price of $2.62 per share in recognition of services performed during 2013. These options were fully vested and exercisable upon issuance.

On June 3, 2013, Mr. Hernon received a ten-year option to purchase 50,000 shares of common stock at an exercise price of $2.56 per share in recognition of services performed during 2013. These options vest annually over a five year period with the first tranche vesting on June 3, 2014.

Grants of Plan-Based Awards

The following table summarizes the stock option awards granted to our named executive officers during the year ended December 31, 2015:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Share)(1)	Grant Date Fair Value of Stock and Option Awards($)(2)
Jeffrey M. Thompson	7/30/15	54,166	$1.55	$39,935
	9/11/15	50,000	$1.31	$30,452
	11/23/15	33,334	$0.46	$8,986

Joseph P. Hernon	7/30/15	27,084	$1.55	$19,968
	9/11/15	50,000	$1.31	$30,452
	11/23/15	16,667	$0.46	$4,493

(1)

The exercise price of the stock options awarded was determined in accordance with the stock option plans, which provides that the exercise price for an option granted be the closing sale price for our common stock as quoted on the NASDAQ Capital Market on the date of grant.

(2)

Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. Our policy and assumptions made in the valuation of share-based payments are contained in Note 12 to our December 31, 2015 financial statements.

There were no restricted stock awards granted to our named executive officers during the year ended December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards to our named executive officers as of December 31, 2015. All options issued to Jeffrey Thompson referenced below vested February 2016 in connection with the separation agreement between Mr. Thompson and the Company.

	Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Jeffrey M. Thompson	12,010	−		$2.00	12/2/17
	11,032	−		$2.00	3/2/18
	100,000	−		$4.94	6/23/21
	44,000	88,000	(1)	$5.25	7/6/21
	118,750	37,500	(2)	$5.25	7/6/21
	50,000	−		$2.62	2/24/23
	22,151	9,116	(3)	$1.67	7/21/24
	46,875	28,125	(4)	$1.34	9/25/24
	13,542	40,625	(5)	$1.55	7/29/25
	31,250	18,750	(6)	$1.31	9/10/25
	-	33,334	(7)	$0.46	11/22/25

Joseph P. Hernon	103,426	−		$1.45	6/1/18
	60,000	−		$4.94	6/23/21
	23,335	64,666	(8)	$5.25	7/6/21
	57,504	18,747	(9)	$5.25	7/6/21
	25,000	−		$2.62	2/24/23
	20,000	30,000	(10)	$2.56	6/2/23
	11,200	4,606	(3)	$1.67	7/21/24
	31,250	18,750	(4)	$1.34	9/25/24
	6,771	20,313	(5)	$1.55	7/29/25
	31,250	18,750	(6)	$1.31	9/10/25
	-	16,667	(7)	$0.46	11/22/25

(1)

88,000 of the options were granted in four tranches of 22,000.  Each tranche will begin to vest in sequential order only when and if the Company completes four (4) acquisitions prior to the expiration date.  Each tranche will vest in quarterly installments over a two year period once each respective acquisition is closed.

(2)

The options unexercisable began vesting upon the previous execution of backhaul contracts of which (i) 6,250 of the options will vest in quarterly installments of 3,125 and become fully vested in April 2016, (ii) 9,375 of the options will vest in quarterly installments of 3,125 and become fully vested in August 2016 and (iii) 21,875 of the options will vest in quarterly installments of 3,125 and become fully vested in July 2017.

(3)	Such option vests monthly over a two year period, with the first tranche vesting on August 22, 2014.

(4)	Such option vests quarterly over a two year period, with the first tranche vesting on December 26, 2014.

(5)	Such option vests quarterly over a year period with the first tranche vesting on October 30, 2015.

(6)	Such option vests one half immediately and the remaining half on a quarterly basis over a year period with the first tranche vesting on December 11, 2015.

(7)	These options vest quarterly over a year period with the first tranche vesting on February 23, 2016.

(8)

64,000 of the options were granted in four tranches of 16,000.  Each tranche will begin to vest in sequential order only when and if the Company completes four (4) acquisitions prior to the expiration date.  Each tranche will vest as to one-third on the one year anniversary of the completed acquisition with the remaining two-thirds vesting ratably on a quarterly basis over the following two years once each respective acquisition is closed.  The remaining 666 will become vested in February 2016.

(9)

The options unexercisable began vesting upon the previous execution of backhaul contracts of which (i) 3,124 of the options will vest in quarterly installments of 1,562 and become fully vested in April 2016, (ii) 4,686 of the options will vest in quarterly installments of 1,562 and become fully vested in August 2016 and (iii) 10,937 of the options will vest in quarterly installments of 1,562 and become fully vested in July 2017.

(10)	Such option vests as to one-fifth of the shares subject to the option annually, commencing June 3, 2014.

 Option Exercises and Stock Vested

The following table summarizes, with respect to our named executive officers, all options that were exercised and restricted stock vested during fiscal 2015:

	Option Awards		Restricted Stock
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise ($)	Number of Shares Vested (#)	Value Realized on Vesting ($)
Jeffrey M. Thompson	175,193	$357,394	-	-

In December 2007, we entered into an employment agreement, as amended through 2015, with Jeffrey M. Thompson, our principal executive officer, which was terminated in February 2016.

We entered into a separation agreement with Mr. Thompson on February 12, 2016 pursuant to which Mr. Thompson resigned from all positions with the Company and its subsidiaries, and as a member of the Board of Directors. Among other terms and conditions, the separation agreement provides for (i) the mutual release of claims, liabilities and causes of action by Mr. Thompson and the Company, (ii) payment of $277,083, an amount approximately equal to the remaining term of Mr. Thompson's employment agreement which was to expire in October 2016, (iii) vesting of option and other stock incentive awards held by Mr. Thompson and (iv) a three month non-competition period and a 12 month non solicitation period. The separation agreement became effective eight days following its execution.

      In May 2008, Joseph P. Hernon joined the Company as Chief Financial Officer. His employment offer provided for a base annual salary of $190,000 and bonus payments up to 58% of base salary, as determined by the Board. Mr. Hernon’s annual base salary has been increased at times, most recently to (i) $250,000 effective April 1, 2012, (ii) $275,000 effective February 5, 2014, and (iii) $325,000 effective November 18, 2014. Upon joining the Company, Mr. Hernon was granted options to purchase 150,000 shares of common stock at an exercise price of $1.45 per share, vesting in three annual installments commencing upon the first anniversary of the grant. He has received subsequent awards and is eligible to receive additional stock-based awards at the discretion of the Board and as provided under the Company’s stock-based incentive plans. The Company pays 100% of Mr. Hernon’s health insurance. He is also eligible to participate in the Company’s health and other employee benefit plans. Mr. Hernon is an employee at will.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 28, 2016 by:

●	each person known by us to beneficially own more than 5% of our common stock (based solely on our review of SEC filings);
●	each of our directors;
●	each of our named executive officers listed in the section entitled “Summary Compensation Table” under Executive Compensation; and
●	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of, with respect to the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Towerstream Corporation, 88 Silva Lane, Middletown, Rhode Island 02842, unless otherwise indicated. As of April 28, 2016, there were 66,910,149 shares of our common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class (1)
5% Stockholders:
Melody Capital Partners, LP (2) 717 Fifth Avenue, 12th Floor New York, NY 10022	3,600,000	(3)	5.1%

Steven D. Lebowitz (4) 439 N. Bedford Drive Beverly Hills, CA 90210	5,856,338		8.8%

Deborah P. Lebowitz (5) 439 N. Bedford Drive Beverly Hills, CA 90210	5,456,338		8.2%

FMR LLC (6) 245 Summer Street Boston, MA 02210	8,216,250		12.3%

Directors and Named Executive Officers:
Philip Urso	1,754,268	(7)	2.6%
William J. Bush	352,781	(8)	*
Howard L. Haronian, M.D.	1,409,235	(9)	2.1%
Paul Koehler	325,673	(10)	*
Joseph P. Hernon	525,555	(11)	*
Arthur G. Giftakis	251,308	(12)	*
Jeffrey Thompson	2,309,124	(13)	3.5%
All directors and executive officers as a group (7 persons)	6,927,944		9.9%
	(7)(8)(9)(10)(11)(12)(13)

* Less than 1%.

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 28, 2016. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)

Based on a Schedule 13G filed with the SEC on October 27, 2014 and information provided by Melody Capital Partners LP (“Melody”). Melody, as the investment manager of Melody Special Situations Offshore Credit Mini-Master Fund, L.P. (“Special Situations”), Melody Capital Partners Offshore Credit Mini-Master Fund, L.P. (“Capital Partners Offshore”), Melody Capital Partners Onshore Credit Fund, L.P. (“Capital Partners Onshore”) and Melody Capital Partners FDB Fund (“Capital Partners FDB”) has the shared power to vote and dispose of the securities of the Company held by each such fund. Melody Capital Advisors, LLC, as the general partner of Melody, has the shared power to vote and dispose of securities of the Company beneficially held by Melody.

(3)

Based on a Schedule 13G filed with the SEC on October 27, 2014 and information provided by Melody. Represents (i) 602,077 shares of common stock underlying warrants with an exercise price of $0.01 per share (the “A Warrants”) held by Special Situations and 1,204,154 shares of common stock underlying warrants with an exercise price of $1.26 per share (the “B Warrants”) held by Special Situations, (ii) 227,188 shares of common stock underlying A Warrants held by Capital Partners Offshore and 454,375 shares of common stock underlying B Warrants held by Capital Partners Offshore, (iii) 224,708 shares of common stock underlying A Warrants held by Capital Partners Onshore and 449,416 shares of common stock underlying B Warrants held by Capital Partners Onshore, and (iv) 146,027 shares of common stock underlying A Warrants held by Capital Partners FDB and 292,055 shares of common stock underlying B Warrants held by Capital Partners FDB.

(4)

Based on a Schedule 13G filed by the reporting person on February 16, 2016. Includes 400,000 shares of common stock beneficially owned by The Lebowitz Family, LLC, a trust over which Mr. Lebowitz serves as a co-trustee and has sole voting and sole dispositive power. Includes 5,456,338 shares of common stock over which Mr. Lebowitz has shared voting and dispositive power, including shares beneficially owned by (a) Deborah P. Lebowitz, (b) The Steven & Deborah Lebowitz Foundation and (c) the Lebowitz Family Trust — 1986, dated October 7, 1986, as amended, a revocable living trust over which Mr. Lebowitz serves as a co-trustee and has shared voting and shared dispositive power.

(5)

Based on a Schedule 13G filed by the reporting person on February 16, 2016. Includes 5,456,338 shares of common stock beneficially owned by (a) The Steven & Deborah Lebowitz Foundation and (b) the Lebowitz Family Trust — 1986, dated October 7, 1986, as amended, a revocable living trust over which Mr. Lebowitz serves as a co-trustee and has shared voting and shared dispositive power.

(6)	Based on information provided by a representative from FMR LLC.

(7)

Includes 375,625 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days. Excludes 103,886 shares of common stock held in a trust for the benefit of Mr. Urso’s minor children, of which Mr. Urso is not a trustee. Mr. Urso disclaims beneficial ownership of the 103,886 shares held in trust.

(8)

Includes 312,500 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days. The remaining 40,281 shares are held in trust for the benefit of the Bush family.  Mr. Bush is a trustee of this trust and disclaims beneficial ownership of such 40,281 shares.

(9)

Includes 10,000 shares of common stock held by Dr. Haronian’s wife, for which Dr. Haronian has an indirect interest in, and 325,039 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(10)	Includes 310,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(11)	Includes 440,599 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(12)	Includes 250,308 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(13)	Mr. Thompson resigned from all positions with the Company on February 12, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related parties can include any of our directors or executive officers, certain of our stockholders and their immediate family members. Each year, we prepare and require our directors and executive officers to complete Director and Officer Questionnaires identifying any transactions with us in which the officer or director or their family members have an interest. This helps us identify potential conflicts of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with the interests of the Company as a whole. Our code of ethics and business conduct requires all directors, officers and employees who may have a potential or apparent conflict of interest to immediately notify our Audit Committee of the Board of Directors, which is responsible for considering and reporting to the Board any questions of possible conflicts of interest of Board members. Our code of ethics and business conduct further requires pre-clearance before any employee, officer or director engages in any personal or business activity that may raise concerns about conflict, potential conflict or apparent conflict of interest. Copies of our code of ethics and business conduct and the Audit Committee charter are posted on the corporate governance section of our website at www.towerstream.com .

At no time during the last fiscal year has any executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serves as a trustee or in a similar capacity or has a substantial beneficial interest been indebted to the Company or was involved in any transaction in which the amount exceeded $120,000 and such person had a direct or indirect material interest.

In evaluating related party transactions and potential conflicts of interest, our Chief Financial Officer and/or Chairman of the Audit Committee apply the same standards of good faith and fiduciary duty they apply to their general responsibilities. They will approve a related party transaction only when, in their good faith judgment, the transaction is in the best interest of the Company.

Director Independence

Each of William J. Bush , Howard L. Haronian, M.D., Paul Koehler and are independent directors, as provided in NASDAQ Marketplace Rule 5605(a)(2).

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees that the Company accrued or paid to Marcum LLP for the fiscal 2015 and fiscal 2014.

	2015	2014
Audit Fees(1)	$315,867	$218,087
Audit-Related Fees(2)	−	−
Tax Fees(3)	−	−
All Other Fees	−	−
Total	$315,867	$218,087

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

TOWERSTREAM CORPORATION

Date: April 29, 2016	By:	/s/ Philip Urso
Philip Urso Chairman and Interim Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Joseph P. Hernon
Joseph P. Hernon Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Philip Urso	Director – Chairman of the Board of Directors and Interim Chief Executive Officer	April 29, 2016
Philip Urso	(President and Principal Executive Officer)

/s/ Joseph P. Hernon	Chief Financial Officer (Principal Financial Officer and	April 29, 2016
Joseph P. Hernon	Principal Accounting Officer)

/s/ Howard L. Haronian, M.D.	Director	April 29, 2016
Howard L. Haronian, M.D.

/s/ William J. Bush	Director	April 29, 2016
William J. Bush

/s/ Paul Koehler	Director	April 29, 2016
Paul Koehler

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer