Form 10-Q
period 2016-03-31
TOWERSTREAM CORP
filed 2016-05-10
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, there were 66,999,325 shares of common stock, par value $0.001 per share, outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2016 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	19

Item 4.	Controls and Procedures.	19

Part II	OTHER INFORMATION

Item 1A.	Risk Factors	20

Item 6.	Exhibits.	21

 i

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$9,640,720	$15,116,531
Accounts receivable, net	366,426	308,551
Prepaid expenses and other current assets	864,281	474,029
Current assets of discontinued operations	726,746	1,248,569
Current assets held for sale	-	5,315,107
Total Current Assets	11,598,173	22,462,787

Property and equipment, net	20,640,877	21,235,384

Intangible assets, net	4,906,140	1,273,030
Goodwill	1,674,281	1,674,281
Other assets	375,306	384,357
Total Assets	$39,194,777	$47,029,839

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$508,030	$877,134
Accrued expenses	1,650,998	1,629,218
Deferred revenues	1,210,828	1,486,754
Current maturities of capital lease obligations	1,003,951	992,690
Current liabilities of discontinued operations	3,330,192	3,907,368
Deferred rent	60,039	63,012
Total Current Liabilities	7,764,038	8,956,176

Long-Term Liabilities
Long-term debt, net of debt discount and deferred financing costs of $3,293,017 and $3,744,941, respectively	33,827,458	33,003,962
Capital lease obligations, net of current maturities	677,827	932,826
Other	1,046,002	1,591,188
Total Long-Term Liabilities	35,551,287	35,527,976
Total Liabilities	43,315,325	44,484,152

Commitments (Note 14)

Stockholders' Equity (Deficit)
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 200,000,000 and 95,000,000 shares authorized, respectively; 66,999,325 and 66,810,149 shares issued and outstanding, respectively	66,999	66,810
Additional paid-in-capital	159,024,504	158,697,608
Accumulated deficit	(163,212,051)	(156,218,731)
Total Stockholders' Equity/(Deficit)	(4,120,548)	2,545,687
Total Liabilities and Stockholders' Equity	$39,194,777	$47,029,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Revenues	$6,734,090	$7,172,467

Operating Expenses
Infrastructure and access	2,551,727	2,498,971
Depreciation and amortization	2,527,647	2,347,873
Network operations	1,291,188	1,334,432
Customer support	543,191	672,883
Sales and marketing	1,494,920	1,330,682
General and administrative	1,979,792	1,984,072
Total Operating Expenses	10,388,465	10,168,913
Operating Loss	(3,654,375)	(2,996,446)
Other Income/(Expense)
Interest expense, net	(1,607,120)	(1,664,264)
Total Other Income/(Expense)	(1,607,120)	(1,664,264)
Loss from continuing operations	(5,261,495)	(4,660,710)
Loss from discontinued operations
Operating loss	(2,909,567)	(4,262,356)
Gain on sale of assets	1,177,742	-
Total	(1,731,825)	(4,262,356)
Net Loss	$(6,993,320)	$(8,923,066)

(Loss) gain per share – basic and diluted
Continuing	$(0.08)	$(0.07)
Discontinued
Operating	(0.04)	(0.06)
Non-operating	0.02	-
Total	(0.02)	(0.06)
Net loss per common share – basic and diluted	$(0.10)	$(0.13)

Weighted average common shares outstanding – basic and diluted	68,050,808	67,856,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months Ended March 31, 2016

	Common Stock
	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance at January 1, 2016	66,810,149	$66,810	$158,697,608	$(156,218,731)	$2,545,687
Issuance of common stock for consulting services	100,000	100	19,900	-	20,000
Issuance of common stock under employee stock purchase plan	89,176	89	10,611	-	10,700
Stock-based compensation for options	-	-	296,385	-	296,385
Net loss	-	-	-	(6,993,320)	(6,993,320)
Balance at March 31, 2016	66,999,325	$66,999	$159,024,504	$(163,212,051)	$(4,120,548)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(6,993,320)	$(8,923,066)
Loss from discontinued operations	1,731,825	4,262,356
Loss from continuing operations	(5,261,495)	(4,660,710)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Provision for doubtful accounts	-	30,000
Depreciation for property, plant and equipment	2,322,974	2,249,805
Amortization for intangible assets	204,673	98,068
Amortization for debt issuance costs	204,114	252,899
Amortization for debt discount	247,810	307,040
Accrued interest	371,572	352,956
Loss on property and equipment	528,364	-
Stock-based compensation	318,169	211,157
Deferred rent	(548,161)	90,649
Changes in operating assets and liabilities:
Accounts receivable	(57,875)	(93,434)
Prepaid expenses and other current assets	(390,252)	(473,830)
Other assets	(6,588)	7,173
Accounts payable	(369,104)	139,439
Accrued expenses	51,203	493,534
Deferred revenues	(275,926)	139
Total Adjustments	2,600,973	3,665,595
Net Cash Used In Continuing Operating Activities	(2,660,522)	(995,115)
Net Cash Used In Discontinued Operating Activities	(2,094,260)	(2,895,703)
Net Cash Used In Operating Activities	(4,754,782)	(3,890,818)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(625,976)	(1,533,227)
Change in security deposits	15,639	(4,200)
Deferred acquisition payments	-	(2,723)
Net Cash Used In Continuing Investing Activities	(610,337)	(1,540,150)
Net Cash Provided By (Used In) Discontinued Investing Activities	124,130	(117,470)
Net Cash Used In Investing Activities	(486,207)	(1,657,620)

Cash Flows From Financing Activities
Repayment of capital leases	(243,738)	(222,858)
Issuance of common stock under employee stock purchase plan	8,916	11,200
Net Cash Used In Continuing Financing Activities	(234,822)	(211,658)
Net Cash Used In Discontinued Financing Activities	-	-
Net Cash Used In Financing Activities	(234,822)	(211,658)

Net Decrease In Cash and Cash Equivalents
Continuing Operations	(3,505,681)	(2,746,923)
Discontinued Operations	(1,970,130)	(3,013,173)
Net Decrease In Cash and Cash Equivalents	(5,475,811)	(5,760,096)

Cash and Cash Equivalents – Beginning	15,116,531	38,027,509
Cash and Cash Equivalents – Ending	$9,640,720	$32,267,413

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$778,971	$768,520
Taxes	$11,780	$21,900
Acquisition of property and equipment:
Under capital leases	$-	$49,380
Included in accrued expenses	$148,712	$496,789
Fair value of backhaul agreement acquired	$3,837,783	$-

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

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”), to operate a new business designed to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Hetnets built a carrier-class network which offered a shared wireless infrastructure platform, primarily for (i) co-location of customer owned antenna and related equipment and (ii) Wi-Fi access and offloading. The Company referred to this as its “Shared Wireless Infrastructure” or “Shared Wireless” business. During the fourth quarter of 2015, the Company determined to exit this business and curtailed activities in its smaller markets. The remaining network, located in New York City (or “NYC”), was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and continuing into the first quarter of 2016 to sell the New York City network. On March 9, 2016, the Company completed a sale and transfer of certain assets pursuant to an Asset Purchase Agreement (the "Agreement") with a large cable company (the "Buyer"). Under the terms of the Agreement, the Buyer assumed certain rooftop leases and acquired ownership of and the right to operate the Wi-Fi access point and related equipment associated with such leases. The Company retained ownership of all backhaul and related equipment, and the parties entered into an agreement under which the Company provides backhaul services to the Buyer. The agreement is for a three year period with two, one year renewals and is cancellable by the Buyer on sixty days’ notice. During the first quarter of 2016, the Company determined that it would not be able to sell the remainder of the New York City network, and accordingly, all remaining assets were redeployed into the fixed wireless network or written off. The operating results and cash flows for Hetnets have been reclassified and presented as discontinued operating results for all periods presented in these condensed consolidated financial statements.

Note 2. Liquidity and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2016, the Company had cash and cash equivalents of approximately $9.6 million and working capital of approximately $3.8 million. The Company incurred significant operating losses since inception and continues to generate losses from operations and as of March 31, 2016, the Company has an accumulated deficit of $163.2 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Historically, the Company has financed its operation through private and public placement of equity securities, as well as debt financing and capital leases. The Company’s ability to fund its longer term cash requirements is subject to multiple risks, many of which are beyond its control. The Company intends to raise additional capital, either through debt or equity financings or through the potential sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2015, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of March 31, 2016, the Company had cash and cash equivalent balances of approximately $9,121,000 in excess of the federally insured limit of $250,000.

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

	Three Months Ended March 31,
	2016	2015
Beginning of period	$92,864	$59,273
Additions	-	30,000
Deductions	(10,915)	(17,930)
End of period	$81,949	$71,343

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

Note 4.    Discontinued Operations

During the fourth quarter of 2015, the Company determined to exit the business conducted by Hetnets and curtailed activities in its smaller markets. The remaining network, located in New York City (or “NYC”), was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and continuing into the first quarter of 2016 to sell the New York City network. On March 9, 2016, the Company completed a sale and transfer of certain assets pursuant to an Asset Purchase Agreement (the "Agreement") with a large cable company (the "Buyer"). Under the terms of the Agreement, the Buyer assumed certain rooftop leases and acquired ownership of and the right to operate the Wi-Fi access point and related equipment associated with such leases. The Company retained ownership of all backhaul and related equipment, and the parties entered into an agreement under which the Company provides backhaul services to the Buyer. The agreement is for a three year period with two, one year renewals and is cancellable by the Buyer on sixty days’ notice. The Company recognized a gain of $1,177,742 as the net present value of the backhaul agreement of $3,837,783, which has been recorded as an intangible asset, exceeded the net book value of the network assets transferred to the Buyer which totaled $2,660,041.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company has determined that it will not be able to sell the remaining network locations in New York City. As a result, the Company recognized charges totaling $1,585,319 in the first quarter of 2016 which included $453,403 representing the estimated cost to settle lease obligations, $528,364 to write off network assets which could not be redeployed into the fixed wireless network, $110,500 related to security deposits which are not expected to be recovered, and $493,052 related to the accelerated expensing of deferred acquisition costs. These costs were partially offset by a $1,244,284 reduction in the accrual for terminated lease obligations that was recorded in the fourth quarter of 2015. This reduction reflects the outcome of settlements negotiated in the first quarter of 2016 with certain landlords. The operating results and cash flows for Hetnets have been reclassified and presented as discontinued operations in these condensed consolidated financial statements for all periods presented.

Discontinued Operations

A more detailed presentation of loss from discontinued operations is set forth below. There has been no allocation of consolidated interest expense to discontinued operations.

	Three Months Ended March 31,
	2016	2015
Revenues	$553,302	$787,628
Operating expenses:
Infrastructure and access	2,523,222	3,697,156
Depreciation	638,681	1,031,510
Network operations	183,583	195,394
Customer support services	69,804	82,312
Sales and marketing	246	43,612
General and administrative	47,333	-
Total operating expenses	3,462,869	5,049,984
Net operating loss	(2,909,567)	(4,262,356)
Gain on sale of assets	1,177,742	-
Net Loss	$(1,731,825)	$(4,262,356)

The components of the balance sheet accounts presented as discontinued operations were as follows:

	March 31, 2016	December 31, 2015
Assets:
Accounts receivable, net	$494,768	$715,993
Prepaid expenses and other current assets	-	278,891
Deferred acquisitions costs	-	253,685
Security deposits	231,978	-
Total Current Assets	$726,746	$1,248,569

Liabilities:
Accounts payable	$806,606	$556,800
Accrued expenses	30,000	66,101
Accrued expenses - leases	2,493,586	3,284,467
Total Current Liabilities	$3,330,192	$3,907,368

Note 5. Property and Equipment

Property and equipment is comprised of:

	March 31, 2016	December 31, 2015
Network and base station equipment	$40,467,952	$38,351,119
Customer premise equipment	33,578,392	30,910,874
Information technology	4,828,479	4,810,865
Furniture, fixtures and other	1,713,430	1,713,722
Leasehold improvements	1,625,910	1,623,559
	82,214,163	77,410,139
Less: accumulated depreciation	61,573,286	56,174,755
Property and equipment, net	$20,640,877	$21,235,384

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	March 31, 2016	December 31, 2015
Network and base station equipment	$2,620,898	$2,620,898
Customer premise equipment	669,792	669,792
Information technology	1,860,028	1,860,028
	5,150,718	5,150,718
Less: accumulated depreciation	3,372,504	3,114,968
Property acquired through capital leases, net	$1,778,214	$2,035,750

Note 6. Intangible Assets

Intangible assets consist of the following:

	March 31, 2016	December 31, 2015
Customer relationships	$11,856,126	$11,856,126
Backhaul agreement	3,837,783	-
FCC licenses	750,000	750,000
	16,443,909	12,606,126
Less: accumulated amortization of customer relationships	11,537,769	11,333,096
Intangible assets, net	$4,906,140	$1,273,030

Amortization expense for the three months ended March 31, 2016 and 2015 was $204,673 and $98,068, respectively. The customer contracts acquired in the Delos acquisition are being amortized over a 50 month period in quarterly amounts of $98,068 ending April 2017. The backhaul agreement acquired in the Time Warner Cable (“TWC”) transaction is being amortized over a 36 month period in quarterly amounts of $319,815 ending in March 2019. The TWC transaction closed in March 2016 so only a partial quarterly expense of $106,605 was recognized in the quarter ended March 31, 2016. The Company’s licenses with the Federal Communications Commission (the “FCC”) are not subject to amortization as they have an indefinite useful life.

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2016	December 31, 2015
Payroll and related	$717,613	$551,448
Professional services	403,444	427,932
Other	317,388	339,680
Property and equipment	148,712	176,614
Network	63,841	133,544
Total	$1,650,998	$1,629,218

Network represents costs incurred to provide services to the Company’s customers including tower rentals, bandwidth, troubleshooting and gear removal.

Note 8. Other Liabilities

Other liabilities consist of the following:

	March 31, 2016	December 31, 2015
Current
Deferred rent	$60,039	$63,012

Long-Term
Deferred rent	$682,228	$1,227,414
Deferred taxes	363,774	363,774
Total	$1,046,002	$1,591,188

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 9. Long-Term Debt

In October 2014, the Company entered into a loan agreement (the "Loan Agreement") with Melody Business Finance, LLC (the "Lender") which provided the Company with a five-year $35 million term loan (the "Financing" or "Note"). The Note was issued at a 3% discount totaling $1,050,000 which is being amortized over the term of the Note. The Company recognized interest expense of $74,063 and $91,765 in connection with the amortization of this discount for the three months ended March 31, 2016 and 2015, respectively. The unamortized balance totaled $539,673 at March 31, 2016 and $613,736 at December 31, 2015.

The Note bears interest payable in cash at a rate equal to the greater of (i) the sum of the one month Libor rate on each payment date plus 7% or (ii) 8% per annum, and additional paid in kind (“PIK”), or deferred, interest that accrues at 4% per annum.  The Company paid $743,144 and $705,911 of interest, and accrued $371,572 and $352,956 of PIK interest for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the Company was in compliance with all of the debt covenants.

In connection with the Loan Agreement and pursuant to a Warrant and Registration Rights Agreement, the Company issued warrants (the “Warrants”) to purchase 3,600,000 shares of common stock of which two-thirds have an exercise price of $1.26 and one-third have an exercise price of $0.01, subject to customary adjustments under certain circumstances. The Warrants have a term of seven and a half years. The fair value of the warrants granted to the Lender of $2,463,231 was calculated using the Black-Scholes option pricing model and recorded as a debt discount. The debt discount is being amortized over the term of the Note using the effective interest rate. The Company recognized interest expense of $173,747 and $215,275 in connection with the amortization of this discount for the three months ended March 31, 2016 and 2015, respectively. The unamortized balance totaled $1,266,038 at March 31, 2016 and $1,439,785 at December 31, 2015.

The Company incurred costs, primarily professional services, of approximately $2,900,000 related to the Loan Agreement. These costs were recorded as a liability in the Company’s condensed consolidated balance sheet and are being amortized over the term of the Loan Agreement using the effective interest rate. Amortization expense totaled $204,114 and $252,899 for the three months ended March 31, 2016 and 2015, respectively. The unamortized balance totaled $1,487,307 at March 31, 2016 and $1,691,421 at December 31, 2015.

Note 10. Stock Options and Warrants

Stock Options

The Company uses the Black-Scholes option pricing model to value options issued to employees, directors and consultants. Compensation expense, including the estimated effect of forfeitures, is recognized over the period of service, generally the vesting period. Stock compensation expense and the weighted average assumptions used to calculate the fair values of stock options granted during the periods indicated were as follows:

	Three Months Ended March 31,
	2016			2015
Risk-free interest rate	1.2%	-	1.4%	-
Expected volatility	77.6%	-	82.1%	-
Expected life (in years)		4.2		-
Expected dividend yield		-		-
Weighted average per share grant date fair value		$0.14		$-
Stock-based compensation		$296,385		$209,209

The risk-free interest rate was based on rates established by the Federal Reserve. The expected volatility was based upon the historical volatility for the Company’s common stock. The Company utilized historical data to determine the expected life of stock options. The dividend yield reflected the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future. Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized amount of stock options expense totaled $391,761 as of March 31, 2016 which will be recognized over a weighted-average period of 0.8 years.

Option transactions under the stock option plans during the three months ended March 31, 2016 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of January 1, 2016	4,340,042	$2.61
Granted during 2016	825,000	0.24
Exercised	-	-
Cancelled /expired	89,500	1.48
Outstanding as of March 31, 2016	5,075,542	$2.24
Exercisable as of March 31, 2016	3,946,080	$2.57

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In February 2016, the Company granted a consultant 100,000 options with an exercise price of $0.20 which vested immediately. In March 2016, the Company granted its newly appointed interim Chief Executive Officer 100,000 options with an exercise price of $0.25 and 25,000 options with an exercise price of $0.12 both of which vested immediately, and its newly appointed Chief Operating Officer 600,000 options with an exercise price of $0.25 which vest quarterly over a two year period. The aggregate fair value of the options granted was $116,210 for the three months ended March 31, 2016.

Cancellations for the three months ended March 31, 2016 related to employee terminations.

The weighted average remaining contractual life of the outstanding options as of March 31, 2016 was 7.0 years.

There was no aggregate intrinsic value associated with the options outstanding and exercisable as of March 31, 2016. The closing price of the Company’s common stock at March 31, 2016 was $0.12 per share.

Stock Warrants

There were 4,050,000 warrants outstanding and exercisable at March 31, 2016 with a weighted average exercise price of $1.31 per share. The weighted average remaining contractual life of the warrants was 5.4 years. No stock warrants were issued, exercised, expired or cancelled during the three months ended March 31, 2016.

The aggregate intrinsic value associated with the warrants outstanding and exercisable as of March 31, 2016 was $132,000.

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

Note 11. Employee Stock Purchase Plan

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. During the three months ended March 31, 2016 and 2015, a total of 89,176 and 6,087 shares were issued under the ESPP Plan with a fair value of $10,700 and $13,148, respectively. The Company recognized $1,784 and $1,948 of stock-based compensation related to the 15% discount for the three months ended March 31, 2016 and 2015, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the three months ended March 31, 2016.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 13. Net Loss Per Common Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period and the inclusion of 1,200,000 warrants to purchase shares of common stock at an exercise price of $0.01. For the three ended March 31, 2016 and 2015, the following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise or issuance of these common stock equivalents outstanding at March 31, 2016 and 2015 would dilute earnings per share if the Company becomes profitable in the future.

	Three Months Ended March 31,
	2016	2015
Stock options	5,075,542	3,973,405
Warrants	2,850,000	2,850,000
Total	7,925,542	6,823,405

 Note 14. Commitments

Operating Lease Obligations

The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through April 2025. Certain of these operating leases include extensions, at the Company's option, for additional terms ranging from 1 to 25 years. Amounts associated with the extension periods have not been included in the table below as it is not presently determinable which options, if any, the Company will elect to exercise. As of March 31, 2016, total future operating lease obligations were as follows:

Remainder of 2016	$9,474,143
2017	8,829,245
2018	4,389,155
2019	2,721,992
2020	623,067
Thereafter	95,371
$26,132,973

Rent expenses were as follows:

	Three Months Ended March 31,
	2016	2015
Points of Presence	$2,075,658	$2,085,698
Street level rooftops	1,900,791	3,461,498
Corporate offices	149,147	92,193
Other	121,489	88,336
	$4,247,085	$5,727,725

Rent expenses related to Points of Presence and other were included in infrastructure and access in the Company’s condensed consolidated statements of operations. Rent expense related to our corporate offices was included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

In September 2013, the Company entered into a new lease agreement for its corporate offices and new warehouse space. The lease commenced on January 1, 2014 and expires on December 31, 2019 with an option to renew for an additional five year term through December 31, 2024. The Company spent approximately $600,000 in leasehold improvements in connection with consolidating its corporate based employees from two buildings into one building. The Landlord agreed to contribute $380,000 in funding towards qualified leasehold improvements and made such payment in February 2014. Total annual rent payments began at $359,750 for 2014 and escalate by 3% annually reaching $416,970 for 2019.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In December 2014, the Company entered into a new lease agreement in Florida, primarily for a second sales center. The lease commenced in February 2015 for 38 months with an option to renew for an additional 60 month period. Total annual rent payments started at $53,130 and escalated by 3% annually. In April 2016, the Company terminated the Florida lease. Under the terms of the agreement, the Company forfeited its security deposit of $26,648 and agreed to make a termination payment of $25,000.

Capital Lease Obligations

The Company has entered into capital leases to acquire property and equipment expiring through June 2018. As of March 31, 2016, total future capital lease obligations were as follows:

Remainder of 2016	$837,468
2017	837,811
2018	143,796
$1,819,075
Less: interest expense	137,297
Total capital lease obligations	$1,681,778
Current	$1,003,951
Long-term	$677,827

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2016. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Non-GAAP Measures and Reconciliations to GAAP Measures

We prepare our financial statements in accordance with generally accepted accounting principles (“GAAP”). We use certain Non-GAAP measures to monitor our business performance. These Non-GAAP measures are not recognized under GAAP. Accordingly, investors are cautioned about using or relying on these measures as alternatives to recognized GAAP measures. Our methods of calculating these measures may not be comparable to similar measures presented by other companies.

Characteristics of Revenues and Expenses

Infrastructure and access expenses relate directly to maintaining our network and providing connectivity to our customers. Infrastructure primarily relates to our Points-of-Presence ("PoPs") where we install a substantial amount of equipment, mostly on the roof, which we utilize to connect numerous customers to the internet. We enter into long term lease agreements to maintain our equipment on these PoPs and these rent payments comprise the majority of our infrastructure and access costs. Access expenses primarily consist of bandwidth connectivity agreements that we enter into with national service providers.

Network operations costs relate to the daily operations of our network and ensuring that our customers have connectivity within the terms of our service level agreement. We have employees based in our largest markets who are dedicated to ensuring that our network operates effectively on a daily basis. Other employees monitor network operations from our network operating center which is located at our corporate headquarters. Payroll comprises approximately 55 to 60% of network operations costs. Information technology systems and support comprises approximately 20 to 25% of network operations costs.

Customer support costs relate to our continuing communications with customers regarding their service level agreement. Payroll comprises approximately 75 to 80% of customer support costs. Other costs include travel expenses to service customer locations, shipping, troubleshooting, and facilities related expenses.

Sales and marketing expenses primarily consist of the salaries, benefits, travel and other costs of our sales and marketing teams, as well as marketing initiatives and business development expenses.

General and administrative expenses include costs attributable to corporate overhead and the overall support of our operations. Salaries and other related payroll costs for executive management and finance personnel are included in this category. Other costs include accounting, legal and other professional services, and other general operating expenses.

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

As of March 31, 2016, we operated in twelve metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. Although we provide services in multiple markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a network presence in a new market. These costs include building PoPs and network costs. Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a network presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period.

Overview - Shared Wireless Infrastructure

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”), to operate a new business designed to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Hetnets built a carrier-class network which offered a shared wireless infrastructure platform, primarily for (i) co-location of customer owned antenna and related equipment and (ii) Wi-Fi access and offloading. The Company referred to this as its “Shared Wireless Infrastructure” or “Shared Wireless” business. During the fourth quarter of 2015, the Company determined to exit this business and curtailed activities in its smaller markets. The remaining network, located in New York City (or “NYC”), was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and continuing into the first quarter of 2016 to sell the New York City network. On March 9, 2016, the Company completed a sale and transfer of certain assets pursuant to an Asset Purchase Agreement (the "Agreement") with a large cable company (the "Buyer"). Under the terms of the Agreement, the Buyer assumed certain rooftop leases and acquired ownership of and the right to operate the Wi-Fi access point and related equipment associated with such leases. The Company retained ownership of all backhaul and related equipment, and the parties entered into an agreement under which the Company provides backhaul services to the Buyer. The agreement is for a three year period with two, one year renewals and is cancellable by the Buyer on sixty days’ notice. During the first quarter of 2016, the Company determined that it would not be able to sell the remainder of the New York City network, and accordingly, all remaining assets are being redeployed into the fixed wireless network or written off. The operating results and cash flows for Hetnets have been reclassified and presented as discontinued operating results for all periods presented in these condensed consolidated financial statements.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Continuing Operations – Fixed Wireless

Revenues. Revenues totaled $6,734,090 during the three months ended March 31, 2016 compared to $7,172,467 during the three months ended March 31, 2015 representing a decrease of $438,377, or 6%. The decrease principally related to a 7% decrease in the base of customers billed on a monthly recurring basis.

Customer churn totaled 1.65% during the three months ended March 31, 2016 compared to 1.86% during the three months ended March 31, 2015. Churn represents the percent of revenue lost on a monthly basis from customers who have cancelled their contract. Effective January 1, 2016, we have modified our methodology to conform to common practice in the telecommunications industry. Revenue adjustments associated with customers who are modifying the (i) amount of their bandwidth or (ii) the pricing terms of their contract will no longer be included in the calculation of customer churn. Customer churn calculated under the previous methodology would have totaled 1.84% and 2.03% for the three months ended March 31, 2016 and 2015, respectively. Our goal is to maintain churn levels below industry averages of approximately 2.00%. Churn levels can fluctuate from period to period depending upon whether customers move to a location not serviced by the Company, go out of business, or a myriad of other reasons.

Infrastructure and Access. Infrastructure and access totaled $2,551,727 during the three months ended March 31, 2016 compared to $2,498,971 during the three months ended March 31, 2015 representing an increase of $52,756, or 2%. Bandwidth expense totaled $392,892 during the three months ended March 31, 2016 compared to $378,616 during the three months ended March 31, 2015 representing an increase of $14,276, or 4%.

Depreciation and Amortization. Depreciation and amortization totaled $2,527,647 during the three months ended March 31, 2016 compared to $2,347,873 during the three months ended March 31, 2015 representing an increase of $179,774 or 8%. Depreciation expense totaled $2,322,974 during the three months ended March 31, 2016 compared to $2,249,805 during the three months ended March 31, 2015 representing an increase of $73,169, or 3%.

Amortization expense totaled $204,673 during the three months ended March 31, 2016 compared to $98,068 during the three months ended March 31, 2015 representing an increase of $106,605, or more than 100%. Amortization expense relates to intangible assets recorded in connection with acquisitions and other transactions, and can fluctuate significantly from period to period depending upon the timing of acquisitions and other transactions, the relative amounts of intangible assets recorded, and the amortization periods. The increase related entirely to amortization associated with the TWC transaction which closed in March 2016.

Network Operations. Network operations totaled $1,291,188 during the three months ended March 31, 2016 compared to $1,334,432 during the three months ended March 31, 2015 representing a decrease of $43,244, or 3%. Payroll costs totaled $771,839 in the 2016 period compared to $735,010 in the 2015 period representing an increase of $36,829, or 5%. Average headcount was slightly lower in the 2016 period. Field activities expense totaled $145,858 during the three months ended March 31, 2016 compared to $142,657 during the three months ended March 31, 2015 representing an increase of $3,201, or 2%. Information technology support expenses totaled $254,084 in the 2016 period compared to $322,154 in the 2015 period representing a decrease of $68,070, or 21%, as the Company internally absorbed certain functions that were previously provided by third parties. Network support costs totaled $119,407 during the three months ended March 31, 2016 compared to $134,611 during the three months ended March 31, 2015 representing a decrease of $15,204, or 11%. These costs can fluctuate from period to period and the dollar change is not meaningful.

Customer Support. Customer support totaled $543,191 during the three months ended March 31, 2016 compared to $672,883 during the three months ended March 15, 2015 representing a decrease of $129,692, or 19%. Payroll expense totaled $416,098 during the 2016 period compared to $517,610 during the 2015 period representing a decrease of $101,512, or 20%. Average headcount was lower in the 2016 period as the Company consolidated departments and improved efficiencies. Other customer support costs totaled $127,093 during the three months ended March 31, 2016 compared to $155,273 during the 2015 period representing a decrease of $28,180, or 18%. This decrease was principally attributable to lower customer troubleshooting costs which can fluctuate from period to period.

Sales and Marketing. Sales and marketing expenses totaled $1,494,920 during the three months ended March 31, 2016 compared to $1,330,682 during the three months ended March 31, 2015 representing an increase of $164,238, or 12%. Payroll costs totaled $966,855 during the 2016 period compared to $829,117 during the 2015 period representing an increase of $137,738, or 17%. The increase related to higher headcount in connection with the opening of a new sales office in Florida in the first quarter of 2015. Advertising expenses totaled $183,077 during the three months ended March 31, 2016 compared to $279,040 during the three months ended March 31, 2015 representing a decrease of $95,963, or 34%. The Company has significantly reduced its Internet marketing initiatives in connection with its current marketing focus on specific businesses in certain connected buildings rather than marketing broadly to all businesses in a market. Outside commissions totaled $205,929 in the 2016 period compared to $127,005 in the 2015 period representing an increase of $78,924, or 62%. The increase relates almost exclusively to the Company’s residual program which pays continuing commissions as long as the referred business is a customer. Other costs totaled $139,059 during the three months ended March 31, 2016 compared to $95,520 during the three months ended March 31, 2015 representing an increase of $43,539, or 46%. The increase primarily relates to a decision to close the sales office in Florida.

General and Administrative. General and administrative expenses totaled $1,979,792 for the three months ended March 31, 2016 compared to $1,984,072 for the three months ended March 31, 2015 representing a decrease of $4,280, or less than 1%. Payroll costs increased to $764,707 in the 2016 period compared to $588,523 in the 2015 period representing an increase of $176,184, or 30%. The increase related to severance payments to the Company’s former Chief Executive Officer (“CEO”). Stock based compensation increased to $318,169 during the three months ended March 31, 2016 compared to $211,157 during the three months ended March 31, 2015 representing an increase of $107,012, or 51%. The increase substantially related to a full quarter of expense during the quarter ended March 31, 2016 associated with a September 2015 grant made to all employees which was not applicable during the quarter ended March 31, 2015. Professional services fees totaled $410,380 during the three months ended March 31, 2016 compared to $396,649 during the three months ended March 31, 2015 representing an increase of $13,731, or 3%. The increase was primarily attributed to higher audit fees due to the complexities associated with accounting for the termination of the shared wireless infrastructure business. Corporate travel expenses totaled $48,853 in the 2016 period compared to $166,231 in the 2015 period representing a decrease of $117,378, or 71%. The decrease related to the cancellation of the President’s club trip for top performers and lower travel expenses at the CEO level. Acquisitions expense totaled $31,925 during the three months ended March 31, 2016 compared to $107,700 during the three months ended March 31, 2015 representing a decrease of $75,775, or 70%. Acquisition related expenses can vary from period to period depending on the level of activity during a period. Customer related expenses decreased by approximately $25,000 in the 2016 period due to lower bad debt expense and costs related to being a public company also decreased by approximately $25,000 compared to the 2015 period.

Interest Expense, Net. Interest expense, net totaled $1,607,120 during the three months ended March 31, 2016 compared to $1,664,264 during the three months ended March 31, 2015 representing a decrease of $57,144, or 3%. Interest expense relates to the $35 million secured term loan which closed in October 2014.

Loss from Continuing Operations. Loss from continuing operations totaled $5,261,495 during the three months ended March 31, 2016 compared to $4,660,710 during the three months ended March 31, 2015 representing an increase of $600,785, or 13%. Revenues decreased by $438,377 in the 2016 period which represented 73% of the increased loss. Higher operating expenses in the 2016 period represented $219,552, or 37%, of the increased loss.

Discontinued Operations – Shared Wireless

Revenues. Revenues for the Shared Wireless business totaled $553,302 during the three months ended March 31, 2016 compared to $787,628 during the three months ended March 31, 2015 representing a decrease of $234,326 or 30%. The decrease related to the Company’s contract with a major cable company which was terminated in March 2016 resulting in only a partial quarter of revenue in the 2016 period compared to a full quarter of revenue in the 2015 period.

Infrastructure and access. Infrastructure and access totaled $2,523,222 during the three months ended March 31, 2016 compared to $3,697,156 during the three months ended March 31, 2015 representing a decrease of $1,173,934, or 32%. Rent expense for rooftop locations totaled $1,900,791 in the 2016 period compared to $3,461,498 in the 2015 period representing a decrease of $1,560,707, or 45%. The reduction reflects the termination of lease agreements during the fourth quarter of 2015, primarily in Chicago, San Francisco, and Miami. Loss on fixed assets totaled $528,364 during the three months ended March 31, 2016 compared to zero during the three months ended March 31, 2015. During the first quarter of 2016, the Company sold certain network infrastructure assets to a major cable company. The Company determined to shut down the remaining network locations and recognized a loss of $528,364 which represented the net book value of capitalized installation costs as well as equipment which could not be redeployed into the fixed wireless network.

Depreciation. Depreciation totaled $638,681 during the three months ended March 31, 2016 compared to $1,031,510 during the three months ended March 31, 2015 representing a decrease of $392,829 or 38%. The Company terminated business activities in certain markets in the fourth quarter of 2015 and wrote off $1.6 million of network assets which represented 24% of the depreciable base at December 31, 2015. This resulted in lower depreciation in the 2016 period.

Network Operations. Network operations totaled $183,583 during the three months ended March 31, 2016 compared to $195,394 during the three months ended March 31, 2015 representing a decrease of $11,811, or 6%. Payroll expense totaled $145,066 during the 2016 period compared to $186,324 during the 2015 period representing a decrease of $41,258. The business was terminated in early March 2016 resulting in less than a full quarter of payroll costs in the 2016 period. Other costs totaled $38,517 during the 2016 period compared to $9,435 during the 2015 period representing an increase of $29,082. Certain costs were incurred in the 2016 period related to the termination of the business.

Customer Support Services. Customer support services totaled $69,804 during the three months ended March 31, 2016 compared to $82,312 during the three months ended March 31, 2015 representing a decrease of $12,508 or 15%. The business was terminated in early March 2016 resulting in less than a full quarter of costs in the 2016 period.

Sales and Marketing. Sales and marketing expenses totaled $246 during the three months ended March 31, 2016 compared to $43,612 during the three months ended March 31, 2015 representing a decrease of $43,366, or 99%. The decrease reflects a lack of sales and marketing efforts prior to terminating the business in March 2016.

General and Administrative. General and administrative expenses totaled $47,333 during the three months ended March 31, 2016 compared to zero during the three months ended March 31, 2015. The increase reflects professional services fees incurred in the 2016 period for terminating the business.

Loss from Discontinued Operations. Loss from discontinued operations for the three months ended March 31, 2016 totaled $1,731,825 compared to $4,262,356 for the three months ended March 31, 2015 representing a decrease of $2,530,531, or 59%. Infrastructure and access costs decreased by $1,173,934 representing 46% of the decrease. Gain on sale of assets increased by $1,177,742 representing 47% of the decrease.

Liquidity and Capital Resources

Changes in capital resources during the three months ended March 31, 2016 and 2015 are described below.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2016, the Company had cash and cash equivalents of approximately $9.6 million and working capital of approximately $3.8 million. The Company has incurred significant operating losses since inception and continues to generate losses from operations and as of March 31, 2016, the Company has an accumulated deficit of $163.2 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Historically, the Company has financed its operation through private and public placement of equity securities, as well as debt financing and capital leases. The Company’s ability to fund its longer term cash requirements is subject to multiple risks, many of which are beyond its control. The Company intends to raise additional capital, either through debt or equity financings or through the potential sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Continuing Operations

Net Cash Used In Operating Activities. Net cash used in operating activities for the three months ended March 31, 2016 totaled $2,660,522 compared to $995,115 for the three months ended March 31, 2015 representing an increase of $1,665,407. Revenues generated from continuing operations were $438,377 lower in the 2016 period which adversely impacted cash flows available to support operating activities. Changes in operating assets and liabilities provided cash of $73,021 during the 2015 period but used cash of $1,048,542 in the 2016 which represented a total difference of $1,121,563. Changes in operating assets and liabilities generally represent timing differences regarding payments and receipts, and are normally not indicative of operating results.

Net Cash (Used In) Provided by Financing Activities. Net cash used in financing activities for the three months ended March 31, 2016 totaled $234,822 compared to net cash used in financing activities of $211,658 for the three months ended March 31, 2015, representing an increase of $23,164. The majority of the payments for both periods related to capital lease payments.

Discontinued Operations

Net Cash Used In Operating Activities. Net cash used in operating activities for the three months ended March 31, 2016 totaled $2,094,261 compared to $2,895,703 for the three months ended March 31, 2015 representing a decrease of $801,442, or 28%. Operating activities for the discontinued business were partially curtailed in the fourth quarter of 2015 which resulted in lower cash requirements in the first quarter of 2016

Net Cash Used in Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2016 totaled $124,130 compared to net cash used of $117,470 for the three months ended March 31, 2015 representing a change of $241,600. Cash capital expenditures totaled $118,470 in the 2015 period compared to zero in the 2016 period which reflected the Company’s decision in the fourth quarter of 2015 to exit the shared wireless infrastructure business.

Net Cash (Used In) Provided by Financing Activities. There were no financing activities during either period.

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”), to operate a new business designed to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Hetnets built a carrier-class network which offered a shared wireless infrastructure platform, primarily for (i) co-location of customer owned antenna and related equipment and (ii) Wi-Fi access and offloading. The Company referred to this as its “Shared Wireless Infrastructure” or “Shared Wireless” business. During the fourth quarter of 2015, the Company determined to exit this business and curtailed activities in its smaller markets. The remaining network, located in New York City (or “NYC”), was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and continuing into the first quarter of 2016 to sell the New York City network. On March 9, 2016, the Company completed a sale and transfer of certain assets to a major cable company (the “Buyer”). The Asset Purchase Agreement provided that the Buyer would assume certain rooftop leases in NYC and acquire ownership of the Wi-Fi access points and related equipment associated with operating the network. The Company retained ownership of all backhaul and related equipment and the parties entered into a backhaul services agreement under which the Company provides internet bandwidth to the Buyer at the locations governed by the leases. The agreement is for a three year period with two, one year renewals and is cancellable by the Buyer on sixty days’ notice. The net effect of the Buyer (i) assuming certain rooftop leases, (ii) entering into a backhaul services agreement, and (iii) terminating the access agreement is projected to result in a net reduction in cash requirements of approximately $6 million annually. During the first quarter of 2016, the Company determined that it would not be able to sell the remainder of the New York City network, and accordingly, all remaining assets are being redeployed into the fixed wireless network or written off. The operating results and cash flows for Hetnets have been reclassified and presented as discontinued operating results for all periods presented in these condensed consolidated financial statements.

Other Considerations

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of March 31, 2016:

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases	$26,132,973	$9,474,143	$8,829,245	$4,389,155	$2,721,992	$623,067	$95,371
Long-term debt	37,120,475	-	-	-	37,120,475	-	-
Capital leases	1,819,075	837,468	837,811	143,796	-	-	-
Total	$65,072,523	$10,311,611	$9,667,056	$4,532,951	$39,842,467	$623,067	$95,371

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

Long-Term Debt. We have entered into a loan agreement with Melody Business Finance, LLC. The $35 million term loan becomes due in October 2019. Accrued PIK interest totaled $2,120,475 as of March 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary market risk relates to interest rates. At March 31, 2016, all cash and cash equivalents are immediately available cash balances. A portion of our cash and cash equivalents are held in institutional money market funds.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2016, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II

OTHER INFORMATION

Item 1A. Risk Factors.

We may incur additional charges in connection with our decision to exit the Shared Wireless infrastructure business, and any additional costs would adversely impact our cash flows.

 During the fourth quarter of 2015, we determined to exit the Shared Wireless infrastructure business and curtailed activity in our smaller markets. In connection with this action, we recognized charges in the fourth quarter of 2015 aggregating approximately $5,359,000, consisting of approximately $3,284,000 of estimated cost to settle our lease obligations, $1,618,000 to write-off network assets which could not be redeployed into the fixed wireless network and writing off $456,000 of deferred acquisition costs and security deposits which are not expected to be recovered.

  During the first quarter of 2016, we sold the majority of network locations in New York City, our largest market, to a major cable company.  We also determined that we would not be able to sell the remaining network locations in New York City.  As a result, the Company recognized charges totaling $1,585,319 in the first quarter of 2016 which included $453,403 representing the estimated cost to settle lease obligations, $528,364 to write off network assets which could not be redeployed into the fixed wireless network, $110,500 related to security deposits which are not expected to be recovered, and $493,052 related to the accelerated expensing of deferred acquisition costs. These costs were partially offset by a $1,244,284 reduction in the accrual for terminated lease obligations that was recorded in the fourth quarter of 2015. This reduction reflects the outcome of settlements negotiated in the first quarter of 2016 with certain landlords.

We believe that we have recognized principally all of the costs required to exit this business but can provide no assurance that additional costs will not be incurred. Any additional costs would adversely impact our operating results and cash flows, and our stock price could decline.

We may fail to regain compliance for continued listing on the NASDAQ Capital Market and a delisting of our stock could make it more difficult for investors to sell their shares

Our common stock was approved for listing on the NASDAQ Capital Market in May of 2007 where it continues to be listed. The listing Rules (the “Rules”) of NASDAQ require the company to meet certain requirements. These continued listing standards include specific criteria, including:

•	a $1.00 minimum closing bid price;

•	stockholders’ equity of $2.5 million;

•	500,000 shares of publicly-held common stock with a market value of at least $1 million;

•	300 round-lot stockholders; and

•	compliance with NASDAQ’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of NASDAQ’s discretionary authority.

On November 24, 2015, NASDAQ informed the Company that it had failed to maintain a minimum bid price of $1 per share for more than 30 consecutive business days. The Company can regain compliance if, at any time during the 180 day period ending May 23, 2016, the closing bid price of the common stock is at least $1 for a minimum of ten consecutive business days.  The Company has formally requested that the Nasdaq Listing Qualifications Panel provide the Company an additional 180 calendar day period, or until November 22, 2016, to regain compliance with the bid price requirement.  It is unknown if this request will be granted or if we will be able to regain compliance with the minimum bid price requirement within the time allowed in order to continue our common stock listing on the Nasdaq Capital Market. While we hope to regain compliance in the ordinary course of business, we may consider a reverse stock split, if necessary to continue our listing, and have committed to NASDAQ to do so if necessary. However, even if we do effect such a reverse stock split, our stockholders may bring actions against us in connection with that reverse stock split that could divert management resources, cause us to incur significant expenses or cause our common stock to be further diluted.

 The Company reported stockholders’ deficit at March 31, 2016 of $4,120,548 resulting in noncompliance with the $2,500,000 of stockholders’ equity required by NASDAQ. As of May 9, 2016, we have not yet received correspondence from NASDAQ with respect to this deficiency.  It is unknown at this time if we will be able to regain compliance with the stockholders’ equity requirement in order to continue our common stock listing on the Nasdaq Capital Market.

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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Equity (Deficit), and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: May 10, 2016	By:	/s/ Philip Urso
Philip Urso Chairman and Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joseph P. Hernon
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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Equity (Deficit), and (v) related notes to these financial statements.