Form 10-Q
period 2016-06-30
TOWERSTREAM CORP
filed 2016-08-15
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 12, 2016, there were 4,549,006 shares of common stock, par value $0.001 per share, outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ (Deficit) Equity for the Six Months Ended June 30, 2016 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15-23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	24

Item 4.	Controls and Procedures.	24

Part II	OTHER INFORMATION

Item 1A.	Risk Factors	25

Item 6.	Exhibits.	26

i

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$9,977,495	$15,116,531
Accounts receivable, net	410,560	308,551
Prepaid expenses and other current assets	756,240	474,029
Current assets of discontinued operations	238,050	1,248,569
Current assets held for sale	-	5,315,107
Total Current Assets	11,382,345	22,462,787

Property and equipment, net	18,545,590	21,235,384

Intangible assets, net	4,488,256	1,273,030
Goodwill	1,674,281	1,674,281
Other assets	388,930	384,357
Total Assets	$36,479,402	$47,029,839

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities
Accounts payable	$334,523	$877,134
Accrued expenses	1,321,816	1,629,218
Deferred revenues	1,144,970	1,486,754
Current maturities of capital lease obligations	980,389	992,690
Current liabilities of discontinued operations	3,007,180	3,907,368
Deferred rent	62,883	63,012
Total Current Liabilities	6,851,761	8,956,176

Long-Term Liabilities
Long-term debt, net of debt discount and deferred financing costs of $2,868,708 and $3,744,941, respectively	34,627,096	33,003,962
Capital lease obligations, net of current maturities	453,194	932,826
Other	1,019,078	1,591,188
Total Long-Term Liabilities	36,099,368	35,527,976
Total Liabilities	42,951,129	44,484,152

Commitments (Note 15)

Stockholders' (Deficit) Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 200,000,000 shares authorized; 4,102,577 and 3,340,508 shares issued and outstanding, respectively	4,103	3,341
Additional paid-in-capital	161,466,749	158,761,077
Accumulated deficit	(167,942,579)	(156,218,731)
Total Stockholders' (Deficit) Equity	(6,471,727)	2,545,687
Total Liabilities and Stockholders' (Deficit) Equity	$36,479,402	$47,029,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$6,872,342	$7,030,907	$13,606,432	$14,203,374

Operating Expenses
Infrastructure and access	2,631,114	2,490,508	5,182,841	5,049,484
Depreciation and amortization	3,044,132	2,393,254	5,571,778	4,741,127
Network operations	1,298,590	1,370,126	2,589,778	2,704,558
Customer support	484,664	653,534	1,027,855	1,326,417
Sales and marketing	883,961	1,545,366	2,378,881	2,876,048
General and administrative	1,604,542	1,561,775	3,584,335	3,485,842
Total Operating Expenses	9,947,003	10,014,563	20,335,468	20,183,476
Operating Loss	(3,074,661)	(2,983,656)	(6,729,036)	(5,980,102)
Other Income/(Expense)
Interest expense, net	(1,588,291)	(1,670,428)	(3,195,411)	(3,334,692)
Loss from continuing operations	(4,662,952)	(4,654,084)	(9,924,447)	(9,314,794)
Loss from discontinued operations
Operating loss	(67,576)	(4,196,727)	(2,977,143)	(8,459,083)
Gain on sale of assets	-	-	1,177,742	-
Total loss from discontinued operations	(67,576)	(4,196,727)	(1,799,401)	(8,459,083)
Net Loss	$(4,730,528)	$(8,850,811)	$(11,723,848)	$(17,773,877)

(Loss) gain per share – basic and diluted
Continuing	$(1.36)	$(1.39)	$(2.93)	$(2.79)
Discontinued
Operating loss	(0.02)	(1.26)	(0.88)	(2.54)
Gain on sale of assets	-	-	0.35	-
Total discontinued	(0.02)	(1.26)	(0.53)	(2.54)
Net loss per common share – Basic and diluted	$(1.38)	$(2.65)	$(3.46)	$(5.33)

Weighted average common shares outstanding – Basic and diluted	3,432,384	3,336,219	3,387,462	3,334,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Six Months Ended June 30, 2016

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total
Balance at January 1, 2016	3,340,508	$3,341	$158,761,077	$(156,218,731)	$2,545,687
Proceeds from issuance of common stock and warrants, net of offering costs of $50,000	750,000	750	2,229,250		2,230,000
Issuance of common stock for consulting services	5,000	5	19,995	-	20,000
Issuance of common stock under employee stock purchase plan	7,069	7	19,568	-	19,575
Stock-based compensation for options	-	-	436,859	-	436,859
Net loss	-	-	-	(11,723,848)	(11,723,848)
Balance at June 30, 2016	4,102,577	$4,103	$161,466,749	$(167,942,579)	$(6,471,727)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2016 and 2015

	2016	2015
Cash flows used in operating activities:

Net loss	$(11,723,848)	$(17,773,877)
Loss from discontinued operations	(1,799,401)	(8,459,083)
Loss from continuing operations	(9,924,447)	(9,314,794)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Provision for doubtful accounts	-	100,000
Depreciation for property and equipment	4,949,222	4,544,991
Amortization of intangibles	622,556	196,136
Amortization of debt issuance costs	395,755	493,950
Amortization of debt discount	480,479	599,695
Capitalized interest	746,900	713,402
Stock-based compensation - Options	436,859	422,079
Stock-based compensation - Stock issued for services	20,000	-
Stock-based compensation - Employee stock purchase plan	2,936	3,115
Deferred rent	(129)	127,860
Loss on write off of property and equipment	528,364	-
Changes in operating assets and liabilities:
Accounts receivable	(102,009)	198,977
Prepaid expenses and other current assets	(282,211)	(380,462)
Other assets	(4,573)	249,024
Accounts payable	(542,611)	112,796
Accrued expenses	(274,516)	517,952
Deferred revenues	(341,784)	(116,404)
Other liabilities	(572,110)	124,515
Net cash used in continuing operating activities	(3,861,319)	(1,407,168)
Net cash used in discontinued operating activities	(1,872,023)	(6,015,462)
Net cash used in operating activities	(5,733,342)	(7,422,630)

Cash flows used in investing activities:

Acquisitions of property and equipment	(1,160,400)	(3,827,552)
Payments of security deposits	-	(2,189)
Deferred acquisition payments	-	(5,492)
Net cash used in continuing investing activities	(1,160,400)	(3,835,233)
Net cash used in discontinued investing activities	- .	(174,693)
Net cash used in investing activities	(1,160,400)	(4,009,926)

Cash flows provided by (used in) financing activities:

Payments on capital lease obligations	(491,933)	(496,226)
Net proceeds from the issuance of common stock and warrants	2,230,000	-
Proceeds from the issuance of common stock under employee stock purchase plan	16,639	18,407
Net cash provided by (used in) continuing financing activities	1,754,706	(477,819)
Net cash used in discontinued financing activities	-	- .
Net cash provided by (used in) financing activities	1,754,706	(477,819)

Net decrease in cash and cash equivalents	(5,139,036)	(11,910,375)

Cash and cash equivalents - Beginning of period	15,116,531	38,027,509
Cash and cash equivalents - End of period	$9,977,495	$26,117,134

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$1,560,999	$1,559,200
Income taxes	$12,780	$21,900
Acquisition of property and equipment:
Under capital leases	$-	$810,026
Included in accrued expenses	$145,248	$317,393
Exchange of intangible assets - discontinued operations (Note 4)	$3,837,783	$-

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

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”), to operate a new business designed to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Hetnets built a carrier-class network which offered a shared wireless infrastructure platform, primarily for (i) co-location of customer owned antenna and related equipment and (ii) Wi-Fi access and offloading. The Company referred to this as its “Shared Wireless Infrastructure” or “Shared Wireless” business. During the fourth quarter of 2015, the Company determined to exit this business and curtailed activities in its smaller markets. The remaining network, located in New York City (or “NYC”), was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and continuing into the first quarter of 2016 to sell the New York City network. On March 9, 2016, the Company completed a sale and transfer of certain assets pursuant to an Asset Purchase Agreement (the "Agreement") with a large cable company (the "Buyer"). Under the terms of the Agreement, the Buyer assumed certain rooftop leases and acquired ownership of and the right to operate the Wi-Fi access point and related equipment associated with such leases. The Company retained ownership of all backhaul and related equipment, and the parties entered into an agreement under which the Company provides backhaul services to the Buyer. The agreement is for a three-year period with two one-year renewals and is cancellable by the Buyer on sixty-days notice. During the first quarter of 2016, the Company determined that it would not be able to sell the remainder of the New York City network, and accordingly, all remaining assets were redeployed into the fixed wireless network or written off. The operating results and cash flows for Hetnets have been reclassified and presented as discontinued operating results for all periods presented in these condensed consolidated financial statements.

Note 2. Liquidity and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2016, the Company had cash and cash equivalents of approximately $10.0 million and working capital of approximately $4.5 million. The Company incurred significant operating losses since inception and continues to generate losses from operations and as of June 30, 2016, the Company has an accumulated deficit of $167.9 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or for any future period.

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

Retroactive Adjustment For Reverse Stock Split - On July 7, 2016, the Company effected a one-for-twenty reverse stock split of its Common Stock. Consequently, all earnings per share and other share related amounts and disclosures have been retroactively adjusted for that action.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of June 30, 2016, the Company had cash and cash equivalent balances of approximately $9,700,000 in excess of the federally insured limit of $250,000.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning of period	$81,949	$71,343	$92,863	$59,273
Additions	-	70,000	-	100,000
Deductions	(21,771)	(23,595)	(32,685)	(41,525)
End of period	$60,178	$117,748	$60,178	$117,748

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

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective in the annual period ending December 31, 2017, including interim periods within that annual period. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact of its pending adoption of this standard on its condensed consolidated financial statements and related disclosures.

In March 2016, the Financial Accounting Standards B issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for the Company on January 1, 2017. The Company is currently evaluating the impact of its pending adoption of this standard on its condensed consolidated financial statements and related disclosures

In April 2016, the FASB issued ASU No. 2016-10 (“ASU 2016-10”), “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 will affect all entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration.  The amendments in this update affect the guidance in ASU 2014-09 which is not yet effective, the amendments in this update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently evaluating the effect that ASU 2016-10 will have on the Company’s consolidated financial position and results of operations.

In May 2016, the FASB issued ASU No. 2016-12 (“ASU 2016-12”), “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 will affect all entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration.  The amendments in this update affect the guidance in ASU 2014-09 which is not yet effective, the amendments in this update affect narrow aspects of Topic 606 including among others: assessing collectability criterion, noncash consideration, and presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently evaluating the effect that ASU 2016-12 will have on the Company’s consolidated financial position and results of operations.

Subsequent Events. Subsequent events have been evaluated through the date of this filing.

Note 4.    Discontinued Operations

During the fourth quarter of 2015, the Company determined to exit the business conducted by Hetnets and curtailed activities in its smaller markets. The remaining network, located in New York City (or “NYC”), was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and continuing into the first quarter of 2016 to sell the New York City network. On March 9, 2016, the Company completed a sale and transfer of certain assets pursuant to an Asset Purchase Agreement (the "Agreement") with a large cable company (the "Buyer"). Under the terms of the Agreement, the Buyer assumed certain rooftop leases and acquired ownership of and the right to operate the Wi-Fi access point and related equipment associated with such leases. The Company retained ownership of all backhaul and related equipment, and the parties entered into an agreement under which the Company provides backhaul services to the Buyer. The agreement is for a three-year period with two one-year renewals and is cancellable by the Buyer on sixty days notice. In connection with the Agreement, the Company transferred to the Buyer a net book value of network assets aggregating $2,660,041 in exchange for the backhaul agreement valued at $3,837,783. The backhaul agreement has been recorded as an intangible asset in the accompanying condensed consolidated balance sheet. As a result, during the first quarter of 2016, the Company recognized a gain of $1,177,742 in its discontinued operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$-	$826,226	$553,302	$1,613,854
Operating expenses:
Infrastructure and access	-	3,662,021	2,523,222	7,359,177
Depreciation	-	1,015,859	638,681	2,047,369
Network operations	9,364	195,640	192,947	391,034
Customer support services	-	106,134	69,804	188,446
Sales and marketing	-	43,299	246	86,911
General and administrative	58,212	-	105,545	-
Total operating expenses	67,576	5,022,953	3,530,445	10,072,937
Net operating loss	(67,576)	(4,196,727)	(2,977,143)	(8,459,083)
Gain on sale of assets	-	-	1,177,742	-
Net Loss	$(67,576)	$(4,196,727)	$(1,799,401)	$(8,459,083)

The components of the balance sheet accounts presented as discontinued operations were as follows:

	June 30, 2016	December 31, 2015
Assets:
Accounts receivable, net	$6,072	$715,993
Prepaid expenses and other current assets	231,978	278,891
Deferred acquisitions costs	-	253,685
Total Current Assets	$238,050	$1,248,569

Liabilities:
Accounts payable	$628,522	$556,800
Accrued expenses	-	66,101
Accrued expenses - leases	2,378,658	3,284,467
Total Current Liabilities	$3,007,180	$3,907,368

Note 5. Property and Equipment

Property and equipment is comprised of:

	June 30, 2016	December 31, 2015
Network and base station equipment	$41,259,646	$38,351,119
Customer premise equipment	33,291,213	30,910,874
Information technology	4,851,736	4,810,865
Furniture, fixtures and other	1,713,430	1,713,722
Leasehold improvements	1,629,100	1,623,559
	82,745,125	77,410,139
Less: accumulated depreciation	64,199,535	56,174,755
Property and equipment, net	$18,545,590	$21,235,384

Depreciation expense for the three months ended June 30, 2016 and 2015 was $2,626,249 and $2,295,186, respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 was $4,949,222 and $4,544,991, respectively.

Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	June 30, 2016	December 31, 2015
Network and base station equipment	$2,620,898	$2,620,898
Customer premise equipment	669,792	669,792
Information technology	1,860,028	1,860,028
	5,150,718	5,150,718
Less: accumulated depreciation	3,622,432	3,114,968
Property acquired through capital leases, net	$1,528,286	$2,035,750

Note 6. Intangible Assets

Intangible assets consist of the following:

	June 30, 2016	December 31, 2015
Customer relationships	$11,856,126	$11,856,126
Backhaul agreement	3,837,782	-
FCC licenses	750,000	750,000
	16,443,908	12,606,126
Less: accumulated amortization	11,955,652	11,333,096
Intangible assets, net	$4,488,256	$1,273,030

Amortization expense for the three months ended June 30, 2016 and 2015 was $417,883 and $98,068, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 was $622,556 and $196,136, respectively. The fair value of the backhaul agreement acquired in the transaction with a large cable company, as described in Note 4, is being amortized over the 36 month term of the agreement in quarterly amounts of $319,815 ending in March 2019. The customer contracts acquired in the Delos Internet acquisition are being amortized over a 50 month period in quarterly amounts of $98,068 ending April 2017.  The Company’s licenses with the Federal Communications Commission (the “FCC”) are not subject to amortization as they have an indefinite useful life.

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2016	December 31, 2015
Payroll and related	$423,804	$551,448
Professional services	243,844	427,932
Other	414,139	339,680
Property and equipment	145,248	176,614
Network	94,781	133,544
Total	$1,321,816	$1,629,218

Network represents costs incurred to provide services to the Company’s customers including tower rentals, bandwidth, troubleshooting and gear removal.

Note 8. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	June 30, 2016	December 31, 2015
Deferred rent	$655,304	$1,227,414
Deferred taxes	363,774	363,774
Total	$1,019,078	$1,591,188

Note 9. Long-Term Debt

In October 2014, the Company entered into a loan agreement (the "Loan Agreement") with Melody Business Finance, LLC (the "Lender") which provided the Company with a $35 million term loan (the "Financing" or "Note") which matures in October 2019. The Note was issued at a 3% discount totaling $1,050,000 which is being amortized over the term of the Note. The Company recognized interest expense of $69,537 and $87,466 in connection with the amortization of this discount for the three months ended June 30, 2016 and 2015, respectively. The Company recognized interest expense of $143,601 and $179,231 in connection with the amortization of this discount for the six months ended June 30, 2016 and 2015, respectively. The unamortized balance totaled $470,135 at June 30, 2016 and $613,736 at December 31, 2015.

The Note bears interest payable in cash at a rate equal to the greater of (i) the sum of the one month Libor rate on each payment date plus 7% or (ii) 8% per annum, and additional paid in kind (“PIK”), or deferred, interest that accrues at 4% per annum.  The Company paid $750,659 and $720,892 of interest and accrued $375,329 and $360,446 of PIK interest for the three months ended June 30, 2016 and 2015, respectively. The Company paid $1,493,803 and $1,426,803 of interest and accrued $746,900 and $713,402 of PIK interest for the six months ended June 30, 2016 and 2015, respectively.

The Loan Agreement contains several financial and non-financial covenants, the most significant of which is the maintenance of a minimum balance of $6.5 million in cash and cash equivalents. As of June 30, 2016, the Company was in compliance with all of the debt covenants.

In connection with the Loan Agreement and pursuant to a Warrant and Registration Rights Agreement, the Company issued warrants (the “Warrants”) to purchase 180,000 shares of common stock of which two-thirds have an exercise price of $25.20 and one-third have an exercise price of $0.20, subject to customary adjustments under certain circumstances. The Warrants have a term of seven and a half years. The fair value of the warrants granted to the Lender of $2,463,231 was calculated using the Black-Scholes option pricing model and recorded as a debt discount. The debt discount is being amortized over the term of the Note using the effective interest rate. The Company recognized interest expense of $163,130 and $205,190 in connection with the amortization of this discount for the three months ended June 30, 2016 and 2015, respectively. The Company recognized interest expense of $336,878 and $420,464 in connection with the amortization of this discount for the six months ended June 30, 2016 and 2015, respectively. The unamortized balance totaled $1,102,907 at June 30, 2016 and $1,439,785 at December 31, 2015.

The Company incurred costs, primarily professional services, of approximately $2,900,000 related to the Loan Agreement. These costs were recorded as a reduction to the note payable in the Company’s condensed consolidated balance sheet and are being amortized over the term of the Loan Agreement using the effective interest rate. Amortization expense totaled $191,641 and $241,051 for the three months ended June 30, 2016 and 2015, respectively. Amortization expense totaled $395,755 and $493,950 for the six months ended June 30, 2016 and 2015, respectively. The unamortized balance totaled $1,295,666 at June 30, 2016 and $ 1,691,421 at December 31, 2015.

Note 10. Capital Stock

On June 17, 2016, the Company entered into securities purchase agreements with certain accredited investors pursuant to which the Company raised $2,280,000 in a registered direct offering for a total of 750,000 shares (a “Share”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). Each Share was sold as a unit (each, a “Unit”, and collectively, the “Units”) at a purchase price of $3.04 per Unit, with each Unit consisting of one Share and an unregistered warrant to purchase one share of Common Stock (collectively, the “Warrants”).  The Common Stock and the Warrants are immediately separable and were issued separately.  Expenses associated with this direct offering totaled $50,000 resulting in net proceeds to the Company of $2,230,000.

Such net proceeds were allocated to the shares and the warrants issued in the amounts of $1,672,500 and $557,500, respectively, in proportion to their relative fair value on the date of issuance.

Note 11. Stock Options and Warrants

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2016			2015	2016			2015
Risk-free interest rate	1.1%	-	1.2%	1.6%	1.1%	-	1.4%	1.6%
Expected volatility	80%	-	83%	59%	78%	-	83%	59%
Expected life (in years)		4.2		4.1		4.2		4.1
Expected dividend yield		-		-		-		-
Weighted average per share grant date fair value		$0.11		$0.95		$0.12		$0.95
Stock-based compensation		$140,474		$209,089		$436,859		$418,298

The risk-free interest rate was based on rates established by the Federal Reserve. The expected volatility was based upon the historical volatility for the Company’s common stock. The Company utilized historical data to determine the expected life of stock options. The dividend yield reflected the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future. Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized amount of stock options expense totaled $280,428 as of June 30, 2016 which will be recognized over a weighted-average period of 2.2 years.

Option transactions under the stock option plans during the six months ended June 30, 2016 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of January 1, 2016	217,002	$52.20
Granted during 2016	112,750	4.00
Exercised	-	-
Cancelled /expired	34,860	67.18
Outstanding as of June 30, 2016	294,892	$31.79
Exercisable as of June 30, 2016	189,456	$45.36

Grants under the stock option plans during the six months ended June 30, 2016 were as follows:

Number
Consultant grants	11,000
Executive grants	40,000
Employee grants	51,750
Annual grants to outside directors	10,000
Total	112,750

Options granted during the reporting period had terms ranging from five to ten years. All options were issued at an exercise price equal to the fair value on the date of grant. Consultant grants vesting periods range from vesting immediately upon issuance to vesting monthly over a one-year period from the date of issuance. Executive grants vesting periods range from vesting immediately upon issuance to vesting quarterly over a two-year period from the date of issuance. Employee grants vest annually over a three-year period from the date of issuance. Director grants vest over a one-year period from the date of issuance. The aggregate fair value of the options granted was $271,444 for the six months ended June 30, 2016.

Cancellations for the six months ended June 30, 2016 related to employee terminations.

The weighted average remaining contractual life of the outstanding options as of June 30, 2016 was 5.1 years.

The intrinsic value associated with the options outstanding and exercisable was $3,900 and $1,900, respectively, as of June 30, 2016. The closing price of the Company’s common stock at June 30, 2016 was $3.40 per share.

Stock Warrants

Stock warrants during the six months ended June 30, 2016 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of January 1, 2016	202,500	$26.20
Granted during 2016	750,000	5.00
Outstanding as of June 30, 2016	952,500	$9.49
Exercisable as of June 30, 2016	202,500	$26.20

In connection with the June 17, 2016 offering, the Company issued 750,000 warrants. Each Warrant expires five years from the date of issuance, has an exercise price of $5.00 per share, and is exercisable six months from the date of issuance. The Company utilized the Black-Scholes model to value these warrants and attributed a value to them of $791,290 which was accounted for as an addition to additional paid-in capital. Assumptions included an interest rate of 1.17%, a term of 5 years, expected volatility of 81%, and a dividend yield of zero. The risk-free interest rate was based on rates established by the Federal Reserve. The expected volatility was based upon the historical volatility for the Company’s common stock. The Company utilized safe harbor guidelines allowed by the Securities and Exchange Commission to estimate the expected life of the warrants. The dividend yield reflected the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future.

The weighted average remaining contractual life of the warrants was five years.

The aggregate intrinsic value associated with the warrants outstanding and exercisable as of June 30, 2016 was $192,000.

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

Note 12. Employee Stock Purchase Plan

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. In April 2016, shareholders approved an increase in the number of shares of common stock issuable under the ESPP Plan from 200,000 to 500,000 shares of common stock. During the three and six months ended June 30, 2016, a total of 2,610 and 7,069 shares were issued under the ESPP Plan with a fair value of $8,874 and $19,575, respectively. The Company recognized $1,152 and $2,936 of stock-based compensation related to the 15% discount for the three and six months ended June 30, 2016, respectively. The Company recognized $1,167 and $3,115 of stock-based compensation related to the 15% discount for the three and six months ended June 30, 2015, respectively.

Note 13. Fair Value Measurement

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the three and six months ended June 30, 2016.

 Note 14. Net Loss Per Common Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2016 and 2015, the following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise or issuance of these common stock equivalents outstanding at June 30, 2016 and 2015 would dilute earnings per share if the Company becomes profitable in the future.

	As of June 30,
	2016	2015
Stock options	294,892	185,602
Warrants	952,500	142,500
Total	1,247,392	328,102

 Note 15. Commitments

Operating Lease Obligations

The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through April 2025. Certain of these operating leases include extensions, at the Company's option, for additional terms ranging from one to twenty-five years. Amounts associated with the extension periods have not been included in the table below as it is not presently determinable which options, if any, the Company will elect to exercise. As of June 30, 2016, total future operating lease obligations were as follows:

Remainder of 2016	$7,450,265
2017	8,829,245
2018	4,389,155
2019	2,721,992
2020	623,067
Thereafter	95,371
$24,109,095

Rent expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Points of Presence	$2,166,062	$2,009,366	$4,241,720	$4,095,064
Corporate offices	88,651	96,669	237,798	188,861
Other	113,066	100,605	234,555	188,940
	$2,367,779	$2,206,640	$4,714,073	$4,472,865

Rent expenses related to Points of Presence and other were included in infrastructure and access in the Company’s condensed consolidated statements of operations. Rent expense related to our corporate offices was included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

In September 2013, the Company entered into a new lease agreement for its corporate offices and new warehouse space. The lease commenced on January 1, 2014 and expires on December 31, 2019 with an option to renew for an additional five-year term through December 31, 2024. The Company spent approximately $600,000 in leasehold improvements in connection with consolidating its corporate based employees from two buildings into one building. The Landlord agreed to contribute $380,000 in funding towards qualified leasehold improvements and made such payment in February 2014. Total annual rent payments began at $359,750 for 2014 and escalate by 3% annually reaching $416,970 for 2019.

In December 2014, the Company entered into a new lease agreement in Florida, primarily for a second sales center. The lease commenced in February 2015 for 38 months with an option to renew for an additional five-year period. Total annual rent payments started at $53,130 and escalated by 3% annually. In April 2016, the Company terminated the Florida lease. Under the terms of the agreement, the Company forfeited its security deposit of $26,648 and agreed to make a termination payment of $25,000.

Capital Lease Obligations

The Company has entered into capital leases to acquire property and equipment expiring through June 2018. As of June 30, 2016, total future capital lease obligations were as follows:

Remainder of 2016	$550,567
2017	837,811
2018	143,796
$1,532,174
Less: interest expense	98,591
Total capital lease obligations	$1,433,583
Current	$980,389
Long-term	$453,194

Note 16. Subsequent Events

On July 5, 2016, the Company filed a certificate of amendment (the “Amendment”) to its Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock, par value $0.001 per share, on a one for twenty basis (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every twenty shares of the Company’s pre-reverse split common stock will be combined and reclassified into one share of the Company’s common stock. No fractional shares of common stock will be issued. Stockholders who otherwise would be entitled to a fractional share shall receive the next higher number of whole shares. The par value and other terms of Company’s common stock were not affected by the Reverse Stock Split. The Reverse Stock Split was effective July 7, 2016.

On July 6, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor pursuant to which the Company raised $1,250,000 in a private placement offering 892,857 units of the Company’s securities (the “Units”) at a price of $1.40 per Unit. As adjusted for the Reverse Stock Split, each Unit consists of (i) one share of Series B Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), with each share of Preferred Stock convertible into one half of a share of common stock, and (ii) one fourth of a warrant (a “Warrant”), with each Warrant exercisable into common stock at an exercise price equal to $3.00 per share of common stock. The transaction closed on July 7, 2016. On July 21 and 26, 2016, the holder converted all of the shares of the preferred stock into 446,429 shares of common stock.

Also on July 7, 2016, the Company entered into a First Amendment (the “Amendment”) to those certain Securities Purchase Agreements, dated June 17, 2016 (the “June Purchase Agreements”), pursuant to which the Company agreed to amend the June Purchase Agreements entered into by and between certain investors and the Company. Pursuant to the terms of the Amendment and as adjusted for the Reverse Stock Split, the June Warrants were amended and restated to change the exercise price of the warrants to $3.80 from $5.00 and to include a mandatory exercise right of the Company to force exercise of the June Warrants if the Company’s common stock trades at or above $7.60 for any ten consecutive trading days out of a thirty consecutive trading day period (subject to certain equity conditions, a 9.99% beneficial ownership limitation and applicable NASDAQ shareholder approval rules, if any). All other terms of the June Warrants, including cash exercise if registered for resale within 90 days of closing, remain unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the six months ended June 30, 2016. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

As of June 30, 2016, we operated in twelve metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. Although we provide services in multiple markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a network presence in a new market. These costs include building PoPs and network costs. Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a network presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period.

Overview - Shared Wireless Infrastructure

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”), to operate a new business designed to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Hetnets built a carrier-class network which offered a shared wireless infrastructure platform, primarily for (i) co-location of customer owned antenna and related equipment and (ii) Wi-Fi access and offloading. The Company referred to this as its “Shared Wireless Infrastructure” or “Shared Wireless” business. During the fourth quarter of 2015, the Company determined to exit this business and curtailed activities in its smaller markets. The remaining network, located in New York City (or “NYC”), was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and continuing into the first quarter of 2016 to sell the New York City network. On March 9, 2016, the Company completed a sale and transfer of certain assets pursuant to an Asset Purchase Agreement (the "Agreement") with a large cable company (the "Buyer"). Under the terms of the Agreement, the Buyer assumed certain rooftop leases and acquired ownership of and the right to operate the Wi-Fi access point and related equipment associated with such leases. The Company retained ownership of all backhaul and related equipment, and the parties entered into an agreement under which the Company provides backhaul services to the Buyer. The agreement is for a three-year period with two one-year renewals and is cancellable by the Buyer on sixty days notice. During the first quarter of 2016, the Company determined that it would not be able to sell the remainder of the New York City network, and accordingly, all remaining assets are being redeployed into the fixed wireless network or written off. The operating results and cash flows for Hetnets have been reclassified and presented as discontinued operating results for all periods presented in these condensed consolidated financial statements.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Continuing Operations – Fixed Wireless

Revenues. Revenues totaled $6,872,342 during the three months ended June 30, 2016 compared to $7,030,907 during the three months ended June 30, 2015 representing a decrease of $158,565, or 2%. The decrease principally related to a 5% decrease in the base of customers billed on a monthly recurring basis.

Customer churn totaled 1.59% during the three months ended June 30, 2016 compared to 1.76% during the three months ended June 30, 2015. Churn represents the percent of revenue lost on a monthly basis from customers who have cancelled their contract. Effective January 1, 2016, we have modified our methodology to conform to common practice in the telecommunications industry. Revenue adjustments associated with customers who are modifying the (i) amount of their bandwidth or (ii) the pricing terms of their contract will no longer be included in the calculation of customer churn. Customer churn calculated under the previous methodology would have totaled 1.98% and 1.84% for the three months ended June 30, 2016 and 2015, respectively. Our goal is to maintain churn levels below industry averages of approximately 2.00%. Churn levels can fluctuate from period to period depending upon whether customers move to a location not serviced by the Company, go out of business, or a myriad of other reasons.

Infrastructure and Access. Infrastructure and access totaled $2,631,114 during the three months ended June 30, 2016 compared to $2,490,508 during the three months ended June 30, 2015 representing an increase of $140,606, or 6%. The increase primarily relates to our tower rental expense.

Depreciation and Amortization. Depreciation and amortization totaled $3,044,132 during the three months ended June 30, 2016 compared to $2,393,254 during the three months ended June 30, 2015 representing an increase of $650,878 or 27%. Depreciation expense totaled $2,626,249 during the three months ended June 30, 2016 compared to $2,295,186 during the three months ended June 30, 2015 representing an increase of $331,063, or 14%. The increase primarily related to the transfer of certain assets during the first quarter of 2016 from discontinued operations to continuing operations.

Amortization expense totaled $417,883 during the three months ended June 30, 2016 compared to $98,068 during the three months ended June 30, 2015 representing an increase of $319,815, or more than 100%. Amortization expense relates to intangible assets recorded in connection with acquisitions and other transactions, and can fluctuate significantly from period to period depending upon the timing of acquisitions and other transactions, the relative amounts of intangible assets recorded, and the amortization periods. The increase related entirely to amortization associated with a transaction with a large cable company which closed in March 2016.

Network Operations. Network operations totaled $1,298,590 during the three months ended June 30, 2016 compared to $1,370,126 during the three months ended June 30, 2015 representing a decrease of $71,536, or 5%. Payroll costs totaled $785,513 in the 2016 period compared to $745,374 in the 2015 period representing an increase of $40,139, or 5%. Information technology support expenses totaled $231,031 in the 2016 period compared to $267,126 in the 2015 period representing a decrease of $36,095 or 14%, as the Company internally absorbed certain functions that were previously provided by third parties which resulted in a slight increase in headcount. Network support costs totaled $145,743 during the three months ended June 30, 2016 compared to $218,591 during the three months ended June 30, 2015 representing a decrease of $72,848, or 33%. These costs can fluctuate from period to period and the dollar change is not meaningful.

Customer Support. Customer support totaled $484,664 during the three months ended June 30, 2016 compared to $653,534 during the three months ended June 30, 2015 representing a decrease of $168,870, or 26%. Payroll expense totaled $429,073 during the 2016 period compared to $528,692 during the 2015 period representing a decrease of $99,619, or 19%. Average headcount was lower in the 2016 period as the Company consolidated departments and improved efficiencies. Other customer support costs totaled $55,591 during the three months ended June 30, 2016 compared to $124,842 during the 2015 period representing a decrease of $69,251 or 55%. This decrease was principally attributable to lower customer troubleshooting costs which can fluctuate from period to period.

Sales and Marketing. Sales and marketing expenses totaled $883,961 during the three months ended June 30, 2016 compared to $1,545,366 during the three months ended June 30, 2015 representing a decrease of $661,405, or 43%. Payroll costs totaled $574,571 during the 2016 period compared to $1,060,490 during the 2015 period representing a decrease of $485,919, or 46%. The decrease related to lower headcount in connection with the closing of our sales office in Florida as well as additional sales reductions made at our corporate headquarters in the first quarter of 2016. Advertising expenses totaled $59,562 during the three months ended June 30, 2016 compared to $252,971 during the three months ended June 30, 2015 representing a decrease of $193,409, or 76%. The Company has significantly reduced its Internet marketing initiatives in connection with its current marketing focus on specific businesses in certain connected buildings rather than marketing broadly to all businesses in a market. Outside commissions totaled $190,165 in the 2016 period compared to $145,995 in the 2015 period representing an increase of $44,170, or 30%. The increase relates almost exclusively to the Company’s residual program which pays continuing commissions as long as the referred business is a customer. Other costs totaled $59,663 during the three months ended June 30, 2016 compared to $85,910 during the three months ended June 30, 2015 representing a decrease of $26,247, or 31%. The decrease primarily relates to the reduction in our sales force.

General and Administrative. General and administrative expenses totaled $1,604,542 for the three months ended June 30, 2016 compared to $1,561,775 for the three months ended June 30, 2015 representing an increase of $42,767, or 3%. Stock based compensation decreased to $141,805 during the three months ended June 30, 2016 compared to $210,923 during the three months ended June 30, 2015 representing a decrease of $69,118, or 33%. Stock-based compensation can fluctuate significantly from period to period depending on the timing, quantity and valuation of stock option grants. Professional services fees totaled $428,944 during the three months ended June 30, 2016 compared to $257,050 during the three months ended June 30, 2015 representing an increase of $171,894, or 67%.  This increase related primarily to the restructuring of the business during 2016. Corporate travel expenses totaled $14,854 in the 2016 period compared to $87,458 in the 2015 period representing a decrease of $72,604, or 83%. The decrease related to the cancellation of the President’s club trip for top performers and lower travel expenses at the executive level. Non-recurring expenses totaled $167,486 during the three months ended June 30, 2016 compared to $52,500 during the three months ended June 30, 2015 representing an increase of $114,986, or greater than 100%. This increase related primarily to the restructuring of the business during 2016. Non-recurring expenses can vary from period to period depending on the level of activity during a period. Customer related expenses decreased by approximately $69,251 in the 2016 period due to lower bad debt expense and office expenses also decreased by approximately $32,522 compared to the 2015 period due to the closing of our Florida sales office and other staff reductions.

Interest Expense, Net. Interest expense, net totaled $1,588,291 during the three months ended June 30, 2016 compared to $1,670,428 during the three months ended June 30, 2015 representing a decrease of $82,137, or 5%. Interest expense relates to the $35 million secured term loan which closed in October 2014.

Discontinued Operations – Shared Wireless

Revenues. Revenues for the Shared Wireless business totaled zero during the three months ended June 30, 2016 compared to $826,226 during the three months ended June 30, 2015 representing a decrease of $826,226 or 100%. The decrease related to our decision to exit the business conducted by Hetnets.

Infrastructure and Access. Infrastructure and access totaled zero during the three months ended June 30, 2016 compared to $3,662,021 during the three months ended June 30, 2015 representing a decrease of $3,662,021, or 100%. The reduction reflects the termination of lease agreements associated with our shared wireless business.

Depreciation. Depreciation totaled zero during the three months ended June 30, 2016 compared to $1,015,859 during the three months ended June 30, 2015 representing a decrease of $1,015,859 or 100%. We have terminated business activities associated with our shared wireless business.

Network Operations. Network operations totaled $9,364 during the three months ended June 30, 2016 compared to $195,640 during the three months ended June 30, 2015 representing a decrease of $186,276, or 95%. Certain costs were incurred in the 2016 period related to the termination of the business. The 2015 period primarily related to payroll expenses.

Customer Support Services. Customer support services totaled zero during the three months ended June 30, 2016 compared to $106,134 during the three months ended June 30, 2015 representing a decrease of $106,134 or 100%. The business was terminated in early March 2016.

Sales and Marketing. Sales and marketing expenses totaled zero during the three months ended June 30, 2016 compared to $43,299 during the three months ended June 30, 2015 representing a decrease of $43,299, or 100%. The business was terminated in early March 2016.

General and Administrative. General and administrative expenses totaled $58,212 during the three months ended June 30, 2016 compared to zero during the three months ended June 30, 2015. The increase reflects professional services fees incurred in the 2016 period for terminating the business.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Continuing Operations – Fixed Wireless

Revenues. Revenues totaled $13,606,432 during the six months ended June 30, 2016 compared to $14,203,374 during the six months ended June 30, 2015 representing a decrease of $596,942, or 4%. The decrease principally related to a 5% decrease in the base of customers billed on a monthly recurring basis.

Infrastructure and Access. Infrastructure and access totaled $5,182,841 during the six months ended June 30, 2016 compared to $5,049,484 during the six months ended June 30, 2015 representing an increase of $133,357, or 3%. The increase primarily relates to our tower rental expense.

Depreciation and Amortization. Depreciation and amortization totaled $5,571,778 during the six months ended June 30, 2016 compared to $4,741,127 during the six months ended June 30, 2015 representing an increase of $830,651 or 18%. Depreciation expense totaled $4,949,222 during the six months ended June 30, 2016 compared to $4,544,991 during the six months ended June 30, 2015 representing an increase of $404,231, or 9%. The increase primarily related to the transfer of certain assets during the first quarter of 2016 from discontinued operations to continuing operations.

Amortization expense totaled $622,556 during the six months ended June 30, 2016 compared to $196,136 during the six months ended June 30, 2015 representing an increase of $426,420, or more than 100%. Amortization expense relates to intangible assets recorded in connection with acquisitions and other transactions, and can fluctuate significantly from period to period depending upon the timing of acquisitions and other transactions, the relative amounts of intangible assets recorded, and the amortization periods. The increase related entirely to amortization associated with the TWC transaction which closed in March 2016.

Network Operations. Network operations totaled $2,589,778 during the six months ended June 30, 2016 compared to $2,704,558 during the six months ended June 30, 2015 representing a decrease of $114,780, or 4%. Payroll costs totaled $1,557,352 in the 2016 period compared to $1,480,384 in the 2015 period representing an increase of $76,968, or 5%. Average headcount was slightly higher in the 2016 period. Information technology support expenses totaled $485,115 in the 2016 period compared to $589,280 in the 2015 period representing a decrease of $104,165, or 18%, as the Company internally absorbed certain functions that were previously provided by third parties. Network support costs totaled $265,150 during the six months ended June 30, 2016 compared to $353,202 during the six months ended June 30, 2015 representing a decrease of $88,052, or 25%. These costs can fluctuate from period to period and the dollar change is not meaningful.

Customer Support. Customer support totaled $1,027,855 during the six months ended June 30, 2016 compared to $1,326,417 during the six months ended June 30, 2015 representing a decrease of $298,562, or 23%. Payroll expense totaled $845,171 during the 2016 period compared to $1,046,302 during the 2015 period representing a decrease of $201,131 or 19%. Average headcount was lower in the 2016 period as the Company consolidated departments and improved efficiencies. Other customer support costs totaled $182,684 during the six months ended June 30, 2016 compared to $280,115 during the 2015 period representing a decrease of $97,431 or 35%. This decrease was principally attributable to lower customer troubleshooting costs which can fluctuate from period to period.

Sales and Marketing. Sales and marketing expenses totaled $2,378,881 during the six months ended June 30, 2016 compared to $2,876,048 during the six months ended June 30, 2015 representing a decrease of $497,167, or 17%. Payroll costs totaled $1,541,426 during the 2016 period compared to $1,889,607 during the 2015 period representing a decrease of $348,181, or 18%. The decrease related to lower headcount in connection with the closing of our sales office in Florida as well as additional sales reductions made at our corporate headquarters in the first quarter of 2016. Advertising expenses totaled $242,639 during the six months ended June 30, 2016 compared to $532,011 during the six months ended June 30, 2015 representing a decrease of $289,372 or 54%. The Company has significantly reduced its Internet marketing initiatives in connection with its current marketing focus on specific businesses in certain connected buildings rather than marketing broadly to all businesses in a market. Outside commissions totaled $396,094 in the 2016 period compared to $273,000 in the 2015 period representing an increase of $123,094, or 45%. The increase relates almost exclusively to the Company’s residual program which pays continuing commissions as long as the referred business is a customer. Other costs totaled $198,722 during the six months ended June 30, 2016 compared to $181,430 during the six months ended June 30, 2015 representing an increase of $17,292, or 10%. The increase primarily relates to a decision to close the sales office in Florida.

General and Administrative. General and administrative expenses totaled $3,584,334 for the six months ended June 30, 2016 compared to $3,485,842 for the six months ended June 30, 2015 representing an increase of $98,492, or 3%. Payroll costs increased to $1,264,753 in the 2016 period compared to $1,066,080 in the 2015 period representing an increase of $198,673, or 19%. The increase related to severance payments to our former Chief Executive Officer. Professional services fees totaled $839,324 during the six months ended June 30, 2016 compared to $656,699 during the six months ended June 30, 2015 representing an increase of $182,625, or 28%.  This increase related primarily to the restructuring of the business during 2016. Corporate travel expenses totaled $63,707 in the 2016 period compared to $253,689 in the 2015 period representing a decrease of $189,982, or 75%. The decrease related to the cancellation of the President’s club trip for top performers and lower travel expenses at the executive level. Customer related expenses decreased by approximately $94,084 in the 2016 period due to lower bad debt expense compared to the 2015 period.

Interest Expense, Net. Interest expense, net totaled $3,195,411 during the six months ended June 30, 2016 compared to $3,334,692 during the six months ended June 30, 2015 representing a decrease of $139,281, or 4%. Interest expense relates to the $35 million secured term loan which closed in October 2014.

Loss from Continuing Operations. Loss from continuing operations totaled $9,924,447 during the six months ended June 30, 2016 compared to $9,314,794 during the six months ended June 30, 2015 representing an increase of $609,653, or 7%. Revenues decreased by $596,942 in the 2016 period which represented 98% of the increased loss.

Discontinued Operations – Shared Wireless

Revenues. Revenues for the Shared Wireless business totaled $553,302 during the six months ended June 30, 2016 compared to $1,613,854 during the six months ended June 30, 2015 representing a decrease of $1,060,552 or 66%. The decrease primarily related to our contract with a major cable company which was terminated in March 2016 resulting in only two months of revenue in the 2016 period compared to six months of revenue in the 2015 period.

Infrastructure and Access. Infrastructure and access totaled $2,523,222 during the six months ended June 30, 2016 compared to $7,359,177 during the six months ended June 30, 2015 representing a decrease of $4,835,955, or 66%. Rent expense for rooftop locations totaled $1,994,858 in the 2016 period compared to $7,182,900 in the 2015 period representing a decrease of $5,188,042, or 72%. The reduction reflects the termination of lease agreements associated with our shared wireless business. Loss on fixed assets totaled $528,364 during the six months ended June 30, 2016 compared to zero during the six months ended June 30, 2015. During the first quarter of 2016, the Company sold certain network infrastructure assets to a major cable company. The Company determined to shut down the remaining network locations and recognized a loss of $528,364 which represented the net book value of capitalized installation costs as well as equipment which could not be redeployed into the fixed wireless network.

Depreciation. Depreciation totaled $638,681 during the six months ended June 30, 2016 compared to $2,047,369 during the six months ended June 30, 2015 representing a decrease of $1,408,688 or 69%. All business activities associated with the shared wireless business were terminated during the first quarter of 2016.

Network Operations. Network operations totaled $192,947 during the six months ended June 30, 2016 compared to $391,034 during the six months ended June 30, 2015 representing a decrease of $198,087, or 51%. Certain costs were incurred in the 2016 period related to the termination of the business. The 2015 period primarily related to payroll expenses.

Customer Support Services. Customer support services totaled $69,804 during the six months ended June 30, 2016 compared to $188,446 during the six months ended June 30, 2015 representing a decrease of $118,642 or 63%. The business was terminated in early March 2016.

Sales and Marketing. Sales and marketing expenses totaled $246 during the six months ended June 30, 2016 compared to $86,911 during the six months ended June 30, 2015 representing a decrease of $86,665, or 100%. The decrease reflects a lack of sales and marketing efforts prior to terminating the business in March 2016.

General and Administrative. General and administrative expenses totaled $105,545 during the six months ended June 30, 2016 compared to zero during the six months ended June 30, 2015. The increase reflects professional services fees incurred in the 2016 period for terminating the business.

Loss from Discontinued Operations. Loss from discontinued operations for the six months ended June 30, 2016 totaled $1,799,401 compared to $8,459,083 for the six months ended June 30, 2015 representing a decrease of $6,659,682, or 79%. Infrastructure and access costs decreased by $4,835,955 and depreciation decreased by $1,408,688 representing 94% of the decrease. Gain on sale of assets increased by $1,177,742 representing 18% of the decrease.

Liquidity and Capital Resources

Changes in capital resources during the six months ended June 30, 2016 and 2015 are described below.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2016, the Company had cash and cash equivalents of approximately $10.0 million and working capital of approximately $4.5 million. The Company has incurred significant operating losses since inception and continues to generate losses from operations and as of June 30, 2016, the Company has an accumulated deficit of $167.9 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On July 7, 2016 and as more fully described in the financial statement Note 16 "Subsequent Events", the Company raised $1,250,000 in a private placement offering of convertible preferred stock and warrants. On August 8, 2016, the Company filed a preliminary Form S-1 with the Securities and Exchange Commission to register shares of its common stock which would allow the Company to raise up to $20 million.

Continuing Operations

Net Cash Used In Operating Activities. Net cash used in operating activities for the six months ended June 30, 2016 totaled $3,861,319 compared to $1,410,283 for the six months ended June 30, 2015 representing an increase of $2,451,036. Revenues generated from continuing operations were $596,942 lower in the 2016 period which adversely impacted cash flows available to support operating activities. Cash operating expenses incurred from continuing operations were $485,450 lower in the 2016 period which positively impacted cash flows available to support operating activities.

Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended June 30, 2016 totaled $1,160,400 compared to $3,835,233 for the six months ended June 30, 2015 representing a decrease of $2,674,833. Cash capital expenditures totaled $1,160,400 in the 2016 period compared to $3,827,552 in the 2015 period representing a decrease of $2,667,152. The Company was able to redeploy certain equipment from its discontinued operations to support its continuing operations, thereby lowering capital expenditures in the 2016 period. Capital expenditures can fluctuate from period to period depending upon the number of customer additions and upgrades, network construction activity related to increasing capacity or coverage, and other related reasons.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2016 totaled $1,754,706 compared to net cash used in financing activities of $477,819 for the six months ended June 30, 2015, representing an increase of $2,232,346. During the 2016 period, we completed an equity offering which resulted in net proceeds of $2,230,000.

Discontinued Operations

Net Cash Used In Operating Activities. Net cash used in operating activities for the six months ended June 30, 2016 totaled $1,872,023 compared to $6,015,462 for the six months ended June 30, 2015 representing a decrease of $4,143,439. Operating activities for the discontinued business were terminated in March 2016 which resulted in lower cash requirements for the 2016 period.

Net Cash Used in Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2016 totaled zero compared to net cash used of $174,693 for the six months ended June 30, 2015 representing a change of $174,693. Cash capital expenditures totaled $174,693 in the 2015 period compared to zero in the 2016 period which reflected the Company’s decision to exit the shared wireless infrastructure business.

Net Cash Provided by (Used in) Financing Activities. There were no financing activities during either period.

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”), to operate a new business designed to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Hetnets built a carrier-class network which offered a shared wireless infrastructure platform, primarily for (i) co-location of customer owned antenna and related equipment and (ii) Wi-Fi access and offloading. The Company referred to this as its “Shared Wireless Infrastructure” or “Shared Wireless” business. During the fourth quarter of 2015, the Company determined to exit this business and curtailed activities in its smaller markets. The remaining network, located in New York City (or “NYC”), was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and continuing into the first quarter of 2016 to sell the New York City network. On March 9, 2016, the Company completed a sale and transfer of certain assets to a major cable company (the “Buyer”). The Asset Purchase Agreement provided that the Buyer would assume certain rooftop leases in NYC and acquire ownership of the Wi-Fi access points and related equipment associated with operating the network. The Company retained ownership of all backhaul and related equipment and the parties entered into a backhaul services agreement under which the Company provides internet bandwidth to the Buyer at the locations governed by the leases. The agreement is for a three-year period with two, one year renewals and is cancellable by the Buyer on sixty days’ notice. The net effect of the Buyer (i) assuming certain rooftop leases, (ii) entering into a backhaul services agreement, and (iii) terminating the access agreement is projected to result in a net reduction in cash requirements of approximately $6 million annually. During the first quarter of 2016, the Company determined that it would not be able to sell the remainder of the New York City network, and accordingly, all remaining assets are being redeployed into the fixed wireless network or written off. The operating results and cash flows for Hetnets have been reclassified and presented as discontinued operating results for all periods presented in these condensed consolidated financial statements.

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

Equity Offering. In the second quarter of 2016, we entered into securities purchase agreements with certain accredited investors in which we sold in a registered direct offering a total of 750,000 shares of common stock at a purchase price of $3.04 per Unit, with each Unit consisting of one share of common stock and an unregistered warrant to purchase one share of common stock.  Expenses associated with this direct offering totaled $50,000.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of June 30, 2016:

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases	$24,109,095	$7,450,265	$8,829,245	$4,389,155	$2,721,992	$623,067	$95,371
Long-term debt	37,495,804	-	-	-	37,495,804	-	-
Capital leases	1,532,174	550,567	837,811	143,796	-	-	-
Total	$63,137,073	$8,000,832	$9,667,056	$4,532,951	$40,217,796	$623,067	$95,371

Operating Leases. We have entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through April 2025. Certain of these operating leases include extensions, at our option, for additional terms ranging from one to twenty-five years. Amounts associated with the extension periods have not been included in the table above as it is not presently determinable which options, if any, we will elect to exercise.

Long-Term Debt. We have entered into a loan agreement with Melody Business Finance, LLC. The $35 million term loan becomes due in October 2019. Accrued PIK interest totaled $2,495,804 as of June 30, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary market risk relates to interest rates. At June 30, 2016, all cash and cash equivalents are immediately available cash balances. A portion of our cash and cash equivalents are held in institutional money market funds.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2016, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 24, 2015, and as previously disclosed in a current report on Form 8-K filed on November 27, 2015, NASDAQ notified the Company that, based upon the closing bid price of our common stock for the 30 prior consecutive business days, we no longer satisfied the minimum $1.00 closing bid price requirement and provided a 180-day grace period through May 23, 2016 to regain compliance with that requirement. On May 17, 2016, and as previously disclosed in a current report on Form 8-K filed on May 23, 2016, NASDAQ notified us that we also no longer satisfied the minimum $2.5 million stockholders’ equity requirement.

On July 7, 2016, we effected a 1 for 20 reverse split of our common stock which remedied the $1.00 closing bid price deficiency. On that same day, we met with NASDAQ representatives and presented a plan to comply with the minimum $2.5 million stockholders' equity requirement. On July 14, 2016, NASDAQ responded favorably to our plan and granted us until November 22, 2016 to comply with the stockholders' equity requirement.

We are diligently working to meet this remaining requirement for continued listing on NASDAQ. However, there is no assurance that we will be able to meet that requirement on or before November 22, 2016.

If we are delisted, our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board or OTCQX market, and then only if one or more registered broker-dealer market makers comply with quotation requirements.  In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all.

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

* - Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ (Deficit) Equity, and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: August 15, 2016	By: /s/ Philip Urso
Philip Urso Chairman and Interim Chief Executive Officer (Principal Executive Officer)

By: /s/ Frederick Larcombe
Frederick Larcombe
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

* - Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ (Deficit) Equity, and (v) related notes to these financial statements.