Form 10-Q
period 2016-09-30
TOWERSTREAM CORP
filed 2016-11-14
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 8, 2016, there were 8,830,716 shares of common stock, par value $0.001 per share, outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ (Deficit) Equity for the Nine Months Ended September 30, 2016 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17-26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	27

Item 4.	Controls and Procedures.	27

Part II	OTHER INFORMATION

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits.	29

i

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$12,899,812	$15,116,531
Accounts receivable, net	411,000	308,551
Prepaid expenses and other current assets	578,465	474,029
Current assets of discontinued operations	238,050	1,248,569
Current assets held for sale	-	5,315,107
Total Current Assets	14,127,327	22,462,787

Property and equipment, net	16,534,212	21,235,384

Intangible assets, net	4,070,373	1,273,030
Goodwill	1,674,281	1,674,281
Other assets	355,755	384,357
Total Assets	$36,761,948	$47,029,839

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities
Accounts payable	$202,713	$877,134
Accrued expenses	1,364,422	1,629,218
Deferred revenues	1,096,732	1,486,754
Current maturities of capital lease obligations	889,530	992,690
Current liabilities of discontinued operations	2,871,047	3,907,368
Deferred rent	65,736	63,012
Total Current Liabilities	6,490,180	8,956,176

Long-Term Liabilities
Long-term debt, net of debt discount and deferred financing costs of $2,472,294 and $3,744,941, respectively	35,406,801	33,003,962
Capital lease obligations, net of current maturities	294,831	932,826
Other	992,154	1,591,188
Total Long-Term Liabilities	36,693,786	35,527,976
Total Liabilities	43,183,966	44,484,152

Commitments (Note 15)

Stockholders' (Deficit) Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized;
Series B Convertible Preferred - No shares issued and outstanding as of September 30, 2016 and December 31, 2015	-	-
Series C Convertible Preferred - 680,000 and 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively; Liquidation value of $680 as of September 30, 2016	680	-
Common stock, par value $0.001; 200,000,000 shares authorized; 7,706,272 and 3,342,391 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	7,706	3,343
Additional paid-in-capital	166,702,769	158,761,075
Accumulated deficit	(173,133,173)	(156,218,731)
Total Stockholders' (Deficit) Equity	(6,422,018)	2,545,687
Total Liabilities and Stockholders' (Deficit) Equity	$36,761,948	$47,029,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$6,664,183	$6,947,467	$20,270,615	$21,150,841

Operating Expenses
Infrastructure and access	2,589,485	2,559,406	7,772,326	7,608,888
Depreciation and amortization	2,992,758	2,430,452	8,564,537	7,171,577
Network operations	1,250,670	1,254,640	3,805,985	3,955,071
Customer support	417,265	619,274	1,479,580	1,931,434
Sales and marketing	757,316	1,519,697	3,136,198	4,386,247
General and administrative	2,266,838	1,453,809	5,851,175	4,967,537
Total Operating Expenses	10,274,332	9,837,278	30,609,801	30,020,754
Operating Loss	(3,610,149)	(2,889,811)	(10,339,186)	(8,869,913)
Other Income/(Expense)
Interest expense, net	(1,580,444)	(1,665,682)	(4,775,855)	(5,000,374)
Loss from continuing operations	(5,190,593)	(4,555,493)	(15,115,041)	(13,870,287)
Loss from discontinued operations
Operating loss	-	(3,953,933)	(2,977,143)	(12,413,016)
Gain on sale of assets	-	-	1,177,742	-
Total loss from discontinued operations	-	(3,953,933)	(1,799,401)	(12,413,016)
Net Loss	$(5,190,593)	$(8,509,426)	$(16,914,442)	$(26,283,303)

(Loss) gain per share – basic and diluted
Continuing	$(1.00)	$(1.34)	$(3.79)	$(4.08)
Discontinued
Operating loss	-	(1.16)	(0.75)	(3.66)
Gain on sale of assets	-	-	0.30	-
Total discontinued	-	(1.16)	(0.45)	(3.66)
Net loss per common share – Basic and diluted	$(1.00)	$(2.50)	$(4.24)	$(7.74)

Weighted average common shares outstanding – Basic and diluted	5,190,453	3,398,313	3,992,846	3,395,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Nine Months Ended September 30, 2016

(UNAUDITED)

	Series B Convertible		Series C Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In-
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2016	-	$-	-	$-	3,342,391	$3,343	$158,761,075	$(156,218,731)	$2,545,687

Proceeds from issuance of common stock and warrants, net of offering costs of $43,750 – June 2016	-	-	-	-	750,000	750	2,235,500	-	2,236,250

Proceeds from issuance of Series B Preferred stock and warrants, net of offering costs of $55,263 – July 2016	892,857	893	-	-	-	-	1,193,844	-	1,194,737

Conversion of Series B preferred Stock into common shares - July 2016	(892,857)	(893)	-	-	446,429	446	447	-	-

Exchange of warrants for the issuance of Series C Preferred Stock - July 2016	-	-	680,000	680	-	-	(680)	-	-

Proceeds from issuance of common stock, net of offering costs of $628,164 – September 2016	-	-	-	-	2,962,963	2,963	3,368,873	-	3,371,836

Issuance of common stock for consulting services	-	-	-	-	192,966	193	488,463	-	488,656

Issuance of common stock under employee stock purchase plan	-	-	-	-	11,523	11	25,576	-	25,587

Stock-based compensation for options	-	-	-	-	-	-	629,671	-	629,671

Net loss	-	-	-	-	-	-	-	(16,914,442)	(16,914,442)

Balance at September 30, 2016	-	$-	680,000	$680	7,706,272	$7,706	$166,702,769	$(173,133,173)	$(6,422,018)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2016 and 2015

	2016	2015
Cash flows used in operating activities:

Net loss	$(16,914,442)	$(26,283,303)
Loss from discontinued operations	(1,799,401)	(12,413,016)
Loss from continuing operations	(15,115,041)	(13,870,287)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Provision for doubtful accounts	15,000	132,000
Depreciation for property and equipment	7,524,097	6,877,373
Amortization of intangibles	1,040,440	294,204
Amortization of debt issuance costs	574,797	722,902
Amortization of debt discount	697,851	877,661
Capitalized interest	1,130,192	1,081,493
Stock-based compensation - Options	629,671	609,468
Stock-based compensation - Stock issued for services	488,656	-
Stock-based compensation - Employee stock purchase plan	4,017	5,584
Deferred rent	(596,310)	145,336
Changes in operating assets and liabilities:
Accounts receivable	(117,449)	(1,428)
Prepaid expenses and other current assets	(104,436)	(293,044)
Other assets	28,602	(9,728)
Accounts payable	(674,421)	162,162
Accrued expenses	(262,914)	505,278
Deferred revenues	(390,022)	(150,865)
Net cash used in continuing operating activities	(5,127,270)	(2,911,891)
Net cash used in discontinued operating activities	(1,479,792)	(8,730,646)
Net cash used in operating activities	(6,607,062)	(11,642,537)

Cash flows used in investing activities:

Acquisitions of property and equipment	(1,692,895)	(5,131,432)
Lease incentive payment from landlord	-	10,626
Changes in security deposits	-	(4,199)
Deferred acquisition payments	-	(8,310)
Net cash used in continuing investing activities	(1,692,895)	(5,133,315)
Net cash used in discontinued investing activities	-	(213,641)
Net cash used in investing activities	(1,692,895)	(5,346,956)

Cash flows provided by (used in) financing activities:

Payments on capital lease obligations	(741,155)	(761,243)
Net proceeds from the issuance of common stock and warrants	6,802,823	-
Proceeds from the issuance of common stock under employee stock purchase plan	21,570	31,778
Net cash provided by (used in) continuing financing activities	6,083,238	(729,465)
Net cash used in discontinued financing activities	-	- .
Net cash provided by (used in) financing activities	6,083,238	(729,465)

Net decrease in cash and cash equivalents	(2,216,719)	(17,718,958)

Cash and cash equivalents - Beginning of period	15,116,531	38,027,509
Cash and cash equivalents - End of period	$12,899,812	$20,308,551

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$2,354,401	$2,361,323
Income taxes	$13,909	$22,400
Acquisition of property and equipment:
Under capital leases	$-	$810,026
Included in accrued expenses	$174,732	$427,496
Exchange of intangible assets - discontinued operations (Note 4)	$3,837,783	$-

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

Note 2. Liquidity, Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2016, the Company had cash and cash equivalents of approximately $13 million and working capital of approximately $7.6 million. The Company incurred significant operating losses since inception and continues to generate losses from operations and as of September 30, 2016, the Company has an accumulated deficit of $173 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the nine months ended September 30, 2016, the Company has raised net proceeds of approximately $6.8 million through the placement of its equity securities. In addition, the Company has monitored and reduced certain of its operating costs over the course of the year. Historically, the Company has financed its operation through private and public placement of equity securities, as well as debt financing and capital leases. The Company’s ability to fund its longer term cash requirements is subject to multiple risks, many of which are beyond its control. The Company intends to raise additional capital, either through debt or equity financings or through the potential sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or for any future period.

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

Retroactive Adjustment For Reverse Stock Split. On July 7, 2016, the Company effected a one-for-twenty reverse stock split of its common stock. Consequently, all earnings per share and other share related amounts and disclosures have been retroactively adjusted for all periods presented.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of September 30, 2016, the Company had cash and cash equivalent balances of approximately $12.6 million in excess of the federally insured limit of $250,000.

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

Recent Accounting Pronouncements. In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for the Company on January 1, 2017. The Company is currently evaluating the impact of its pending adoption of this standard on its condensed consolidated financial statements and related disclosures

In April 2016, the FASB issued ASU No. 2016-10 (“ASU 2016-10”), “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 will affect all entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration.  The amendments in this update affect the guidance in ASU 2014-09 which is not yet effective, the amendments in this update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for the amendments in this update are effective in the annual period ending December 31, 2017, including interim periods within that annual period. The Company is currently evaluating the effect that ASU 2016-10 will have on the Company’s consolidated financial position and results of operations.

In May 2016, the FASB issued ASU No. 2016-12 (“ASU 2016-12”), “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 will affect all entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration.  The amendments in this update affect the guidance in ASU 2014-09 which is not yet effective, the amendments in this update affect narrow aspects of Topic 606 including among others: assessing collectability criterion, noncash consideration, and presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASU 2016-10. The Company is currently evaluating the effect that ASU 2016-12 will have on the Company’s consolidated financial position and results of operations.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 is intended to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the effect that ASU 2016-15 will have on the Company’s consolidated financial position and results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$-	$849,824	$553,302	$2,463,678
Operating expenses:
Infrastructure and access	-	3,479,160	2,523,222	10,838,337
Depreciation	-	1,005,185	638,681	3,052,554
Network operations	-	188,104	192,947	579,138
Customer support services	-	95,515	69,804	283,961
Sales and marketing	-	35,793	246	122,704
General and administrative	-	-	105,545	-
Total operating expenses	-	4,803,757	3,530,445	14,876,694
Net operating loss	-	(3,953,933)	(2,977,143)	(12,413,016)
Gain on sale of assets	-	-	1,177,742	-
Net Loss	$-	$(3,953,933)	$(1,799,401)	$(12,413,016)

The components of the balance sheet accounts presented as discontinued operations were as follows:

	September 30, 2016	December 31, 2015
Assets:
Accounts receivable, net	$6,072	$715,993
Prepaid expenses and other current assets	231,978	278,891
Deferred acquisitions costs	-	253,685
Total Current Assets	$238,050	$1,248,569

Liabilities:
Accounts payable	$-	$556,800
Accrued expenses	-	66,101
Accrued expenses - leases	2,871,047	3,284,467
Total Current Liabilities	$2,871,047	$3,907,368

Note 5. Property and Equipment

Property and equipment is comprised of:

	September 30, 2016	December 31, 2015
Network and base station equipment	$41,691,320	$38,351,119
Customer premise equipment	33,410,044	30,910,874
Information technology	4,862,507	4,810,865
Furniture, fixtures and other	1,713,430	1,713,722
Leasehold improvements	1,631,321	1,623,559
Property and equipment, gross	83,308,622	77,410,139
Less: accumulated depreciation	66,774,410	56,174,755
Property and equipment, net	$16,534,212	$21,235,384

Depreciation expense for the three months ended September 30, 2016 and 2015 was $2,574,875 and $2,332,384, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $7,524,097 and $6,877,373, respectively.

Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	September 30, 2016	December 31, 2015
Network and base station equipment	$2,620,898	$2,620,898
Customer premise equipment	669,792	669,792
Information technology	1,860,028	1,860,028
Property acquired through capital leases, gross	5,150,718	5,150,718
Less: accumulated depreciation	3,855,995	3,114,968
Property acquired through capital leases, net	$1,294,723	$2,035,750

Note 6. Intangible Assets

Intangible assets consist of the following:

	September 30, 2016	December 31, 2015
Customer relationships	$11,856,126	$11,856,126
Backhaul agreement	3,837,783	-
FCC licenses	750,000	750,000
Intangible assets, gross	16,443,909	12,606,126
Less: accumulated amortization	12,373,536	11,333,096
Intangible assets, net	$4,070,373	$1,273,030

Amortization expense for the three months ended September 30, 2016 and 2015 was $417,883 and $98,068, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was $1,040,440 and $294,204, respectively. The fair value of the backhaul agreement acquired in the transaction with a large cable company, as described in Note 4, is being amortized over the 36 month term of the agreement in quarterly amounts of $319,815 ending in March 2019. The customer contracts acquired in the Delos Internet acquisition are being amortized over a 50 month period in quarterly amounts of $98,068 ending April 2017.  The Company’s licenses with the Federal Communications Commission (the “FCC”) are not subject to amortization as they have an indefinite useful life.

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2016	December 31, 2015
Payroll and related	$485,122	$551,448
Professional services	417,123	427,932
Other	169,970	339,680
Property and equipment	174,732	176,614
Network	117,475	133,544
Total	$1,364,422	$1,629,218

Network represents costs incurred to provide services to the Company’s customers including tower rentals, bandwidth, troubleshooting and gear removal.

Note 8. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	September 30, 2016	December 31, 2015
Deferred rent	$628,380	$1,227,414
Deferred taxes	363,774	363,774
Total	$992,154	$1,591,188

Note 9. Long-Term Debt

In October 2014, the Company entered into a loan agreement (the "Loan Agreement") with Melody Business Finance, LLC (the "Lender") which provided the Company with a $35 million term loan (the "Financing" or "Note") which matures in October 2019. The Note was issued at a 3% discount totaling $1,050,000 which is being amortized over the term of the Note. The Company recognized interest expense of $64,966 and $83,076 in connection with the amortization of this discount for the three months ended September 30, 2016 and 2015, respectively. The Company recognized interest expense of $208,567 and $262,307 in connection with the amortization of this discount for the nine months ended September 30, 2016 and 2015, respectively. The unamortized balance totaled $405,169 at September 30, 2016 and $613,736 at December 31, 2015.

The Note bears interest payable in cash at a rate equal to the greater of (i) the sum of the one month Libor rate on each payment date plus 7% or (ii) 8% per annum, and additional paid in kind (“PIK”), or deferred, interest that accrues at 4% per annum.  The Company paid $766,581 and $736,183 of interest and accrued $383,290 and $368,092 of PIK interest for the three months ended September 30, 2016 and 2015, respectively. The Company paid $2,260,384 and $2,162,986 of interest and accrued $1,130,192 and $1,081,493 of PIK interest for the nine months ended September 30, 2016 and 2015, respectively.

The Loan Agreement contains several financial and non-financial covenants, the most significant of which is the maintenance of a minimum balance of $6.5 million in cash and cash equivalents. As of September 30, 2016, the Company was in compliance with all of the debt covenants.

In connection with the Loan Agreement and pursuant to a Warrant and Registration Rights Agreement, the Company issued warrants (the “Warrants”) to purchase 180,000 shares of common stock of which two-thirds have an exercise price of $25.20 and one-third have an exercise price of $0.20, subject to customary adjustments under certain circumstances. The Warrants have a term of seven and a half years. The fair value of the warrants granted to the Lender of $2,463,231 was calculated using the Black-Scholes option pricing model and recorded as a debt discount. The debt discount is being amortized over the term of the Note using the effective interest rate. The Company recognized interest expense of $152,406 and $194,890 in connection with the amortization of this discount for the three months ended September 30, 2016 and 2015, respectively. The Company recognized interest expense of $489,284 and $615,355 in connection with the amortization of this discount for the nine months ended September 30, 2016 and 2015, respectively. The unamortized balance totaled $950,501 at September 30, 2016 and $1,439,785 at December 31, 2015.

The Company incurred costs, primarily professional services, of approximately $2,900,000 related to the Loan Agreement. These costs were recorded as a reduction to the note payable in the Company’s condensed consolidated balance sheets and are being amortized over the term of the Loan Agreement using the effective interest rate. Amortization expense totaled $179,042 and $228,952 for the three months ended September 30, 2016 and 2015, respectively. Amortization expense totaled $574,797 and $722,902 for the nine months ended September 30, 2016 and 2015, respectively. The unamortized balance totaled $1,116,624 at September 30, 2016 and $ 1,691,421 at December 31, 2015.

Note 10. Capital Stock

In February 2016, the Company issued 5,000 shares of our common stock to a third party for investor relation services with a fair value of $20,000. The fair value of the common stock was expensed immediately, pursuant to the terms of the agreement, and recognized in general and administrative expenses in the Company’s condensed consolidated statements of operations.

On June 17, 2016, the Company entered into securities purchase agreements with certain accredited investors pursuant to which the Company raised $2,280,000 in a registered direct offering for a total of 750,000 shares (a “Share”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). Each Share was sold as a unit (each, a “Unit”, and collectively, the “Units”) at a purchase price of $3.04 per Unit, with each Unit consisting of one Share and an unregistered warrant to purchase one share of Common Stock (collectively, the “Warrants”).  The Common Stock and the Warrants are immediately separable and were issued separately.  Expenses associated with this direct offering totaled $43,750 resulting in net proceeds to the Company of $2,236,250. Such net proceeds were allocated to the shares and the warrants issued in the amounts of $1,677,188 and $559,063, respectively, in proportion to their relative fair value on the date of issuance.

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

On July 6, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor pursuant to which the Company raised $1,250,000 in a private placement offering 892,857 units of the Company’s securities (the “Units”) at a price of $1.40 per Unit. As adjusted for the Reverse Stock Split, each Unit consists of (i) one share of Series B Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), with each share of Preferred Stock convertible into one half of a share of common stock, and (ii) one fourth of a warrant (a “Warrant”), with each Warrant exercisable into common stock at an exercise price equal to $3.00 per share of common stock. The transaction closed on July 7, 2016. On July 21 and 26, 2016, the holder converted all 892,857 shares of the preferred stock into 446,429 shares of common stock.

On July 7, 2016, the Company also entered into a First Amendment (the “Amendment”) to those certain Securities Purchase Agreements, dated June 17, 2016 (the “June Purchase Agreements”), pursuant to which the Company agreed to amend the June Purchase Agreements entered into by and between certain investors and the Company. Pursuant to the terms of the Amendment and as adjusted for the Reverse Stock Split, the June Warrants were amended and restated to change the exercise price of the warrants to $3.80 from $5.00 and to include a mandatory exercise right of the Company to force exercise of the June Warrants if the Company’s common stock trades at or above $7.60 for any ten consecutive trading days out of a thirty consecutive trading day period (subject to certain equity conditions, a 9.99% beneficial ownership limitation and applicable NASDAQ shareholder approval rules, if any). All other terms of the June Warrants, including cash exercise if registered for resale within 90 days of closing, remain unchanged.

On July 19, 2016, the Company issued 125,000 shares of our common stock to a third party for consulting services with a fair value of $385,000. The fair value of the common stock was expensed immediately, pursuant to the terms of the agreement, and recognized in general and administrative expenses in the Company’s condensed consolidated statements of operations.

In September 2016, the Company issued 52,966 shares of our common stock with a fair value of $68,856 and 10,000 shares of our common stock with a fair value of $14,800 to third parties for investor relation services. The fair value of the common stock was expensed immediately pursuant to the terms of the agreements, and recognized in general and administrative expenses in the Company’s condensed consolidated statements of operations.

On September 12, 2016, the Company entered into a series of Exchange Agreements whereby warrants issued on June 17 and July 7, 2016 for the purchase of up to 750,000 and 223,214, respectively, were exchanged for 680,000 shares of newly issued Series C Convertible Preferred Stock ("Series C Preferred"). Such Series C Preferred Stock is convertible for a like number of common shares at any time at the option of the holders subject to a 9.99% beneficial ownership limitation and applicable NASDAQ shareholder approval rules, if any. On various dates from October 10 through October 18, 2016, all of the holders of the Series C Preferred elected to exercise their conversion privileges and the Company issued 680,000 common shares.

On September 16, 2016, the Company completed an underwritten offering at $1.35 per share which resulted in gross proceeds of $4,000,000 and the issuance of 2,962,963 shares. The Company incurred costs of approximately $628,000 related to the offering. The Company granted the underwriter an option for a period of up to 45 days from the date of the prospectus to purchase up to an aggregate of 444,444 shares of the Company's common stock at $1.35 per share to cover overallotments. On October 25, 2016, the underwriter exercised that option and purchased all 444,444 shares on November 1, 2016 resulting in gross proceeds to the Company of $600,000. The Company incurred costs of approximately $55,000 in connection with that transaction.

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016			2015			2016			2015
Risk-free interest rate	0.9%	-	1.0%	1.5%	-	1.6%	0.9%	-	1.4%	1.5%	-	1.6%
Expected volatility	78%	-	79%	58%	-	59%	78%	-	83%	58%	-	59%
Expected life (in years)		4.2			4.2			4.2		4.1	-	4.2
Expected dividend yield		-			-			-			-
Estimated forfeiture rates	1%	-	7%	1%	-	10%	1%	-	7%	1%	-	10%
Weighted average per share grant date fair value		$1.33			$0.63			$1.47			$0.71
Stock-based compensation		$192,812			$191,170			$629,671			$609,469

The risk-free interest rate was based on rates established by the Federal Reserve. The expected volatility was based upon the historical volatility for the Company’s common stock. The Company utilized historical data to determine the expected life of stock options. The dividend yield reflected the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future. Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized amount of stock options expense totaled $1,003,595 as of September 30, 2016 which will be recognized over a weighted-average period of 2.4 years.

Option transactions under the stock option plans during the nine months ended September 30, 2016 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of January 1, 2016	217,002	$52.20
Granted during 2016	810,249	2.50
Exercised	-	-
Cancelled /expired	(37,060)	64.09
Outstanding as of September 30, 2016	990,191	$11.05
Exercisable as of September 30, 2016	220,692	$40.50

Grants under the stock option plans during the nine months ended September 30, 2016 were as follows:

Number
Consultant grants	11,000
Executive grants	452,500
Employee grants	51,750
Annual grants to outside directors	294,999
Total	810,249

Options granted during the reporting period had terms ranging from five to ten years. All options were issued at an exercise price equal to the fair value on the date of grant. Consultant grants vesting periods range from vesting immediately upon issuance to vesting monthly over a one-year period from the date of issuance. Executive grants vesting periods range from vesting immediately upon issuance to vesting quarterly over a two-year period from the date of issuance. Employee grants vest annually over a three-year period from the date of issuance. Director grants vest over a one-year period from the date of issuance. The aggregate fair value of the options granted was $1,200,403 for the nine months ended September 30, 2016.

Cancellations for the nine months ended September 30, 2016 related to employee terminations.

The weighted average remaining contractual life of the outstanding options as of September 30, 2016 was 9.0 years.

There was no intrinsic value associated with the options outstanding and exercisable as of September 30, 2016. The closing price of the Company’s common stock at September 30, 2016 was $1.35 per share.

Stock Warrants

Stock warrant activity during the nine months ended September 30, 2016 was as follows:

	Number	Weighted Average Exercise Price
Outstanding as of January 1, 2016	202,500	$26.20
Granted during 2016	1,048,214	3.46
Exchanged during 2016	(973,214)	3.62
Expired during 2016	(22,500)	100.00
Outstanding as of September 30, 2016	255,000	$12.34
Exercisable as of September 30, 2016	180,000	$16.87

In connection with the June 17, 2016 offering, the Company issued warrants to purchase 750,000 shares of common stock. Each warrant expires five years from the date of issuance, had an exercise price of $5.00 per share, and are exercisable six months from the date of issuance. The Company utilized the Black-Scholes model to value these warrants and attributed a value to them of $791,290 which was accounted for as additional paid-in capital. Assumptions included an interest rate of 1.17%, a contractual term of 5 years, expected volatility of 81%, and a dividend yield of zero. The risk-free interest rate was based on rates established by the Federal Reserve. The expected volatility was based upon the historical volatility for the Company’s common stock. The dividend yield reflected the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future.

In connection with the July 7, 2016 offering, the Company issued warrants to purchase 223,214 shares of common stock. Each warrant expires five years from the date of issuance, had an exercise price of $3.00 per share. The Company utilized the Black-Scholes model to value these warrants and attributed a value to them of $240,709 which was accounted for as an addition to additional paid-in capital. Assumptions included an interest rate of 0.97%, a contractual term of 5 years, expected volatility of 78%, and a dividend yield of zero. The risk-free interest rate was based on rates established by the Federal Reserve. The expected volatility was based upon the historical volatility for the Company’s common stock. The dividend yield reflected the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future.

On September 12, 2016, warrants totaling 973,214 were exchanged for 680,000 shares of common stock. See Note 10 for further information regarding the transaction.

On September 16, 2016, the Company issued warrants to purchase 75,000 shares of common stock to a consultant. The warrants expire five years from the date of issuance, had an exercise price of $1.48 per share, and are exercisable six months from the date of issuance. The Company utilized the Black-Scholes model to value these warrants and attributed a value to them of $66,577. Assumptions included an interest rate of 1.06%, a contractual term of 5 years, expected volatility of 80%, and a dividend yield of zero. The risk-free interest rate was based on rates established by the Federal Reserve. The expected volatility was based upon the historical volatility for the Company’s common stock. The dividend yield reflected the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future. As the consultant had yet to commence providing services as of September 30, 2016, the value of those warrants had yet to be recorded as additional paid-in capital nor had any expense been recorded during the three month period then ended.

The weighted average remaining contractual life of the warrants was five years.

The aggregate intrinsic value associated with the warrants outstanding and exercisable as of September 30, 2016 was $69,000.

Note 12. Employee Stock Purchase Plan

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. In April 2016, shareholders approved an increase in the number of shares of common stock issuable under the ESPP Plan from 200,000 to 500,000 shares of common stock. During the three and nine months ended September 30, 2016, a total of 4,454 and 11,523 shares were issued under the ESPP Plan with a fair value of $6,013 and $25,587, respectively. The Company recognized $902 and $4,017 of stock-based compensation related to the 15% discount for the three and nine months ended September 30, 2016, respectively. The Company recognized $1,803 and $5,583 of stock-based compensation related to the 15% discount for the three and nine months ended September 30, 2015, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the three and nine months ended September 30, 2016.

Note 14. Net Loss Per Common Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2016 and 2015, the following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise or issuance of these common stock equivalents outstanding at September 30, 2016 and 2015 would dilute earnings per share if the Company becomes profitable in the future.

	As of September 30,
	2016	2015
Stock options	990,191	216,290
Warrants	255,000	142,500
Total	1,245,191	358,790

Note 15. Commitments

Operating Lease Obligations

The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through April 2025. Certain of these operating leases include extensions, at the Company's option, for additional terms ranging from one to twenty-five years. Amounts associated with the extension periods have not been included in the table below as it is not presently determinable which options, if any, the Company will elect to exercise. As of September 30, 2016, total future operating lease obligations were as follows:

Remainder of 2016	$5,030,287
2017	8,494,869
2018	4,332,570
2019	2,710,244
2020	620,960
Thereafter	95,371
Total	$21,284,301

Rent expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Points of Presence	$2,160,592	$2,079,322	$6,402,312	$6,174,386
Corporate offices	79,647	96,558	250,567	285,419
Other	107,718	113,171	342,273	302,111
Total	$2,347,957	$2,289,051	$6,995,152	$6,761,916

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

Capital Lease Obligations

The Company has entered into capital leases to acquire property and equipment expiring through June 2018. As of September 30, 2016, total future capital lease obligations were as follows:

Remainder of 2016	$272,960
2017	837,811
2018	143,796
Total	$1,254,567
Less: interest expense	70,205
Total capital lease obligations	$1,184,361
Current	$889,530
Long-term	$294,831

Note 16. Subsequent Events

On various dates from October 10 through October 18, 2016 and as disclosed in Note 10, the holders of 680,000 shares of Series C Convertible Preferred Stock elected to exercise their conversion privileges and the Company issued 680,000 common shares.

On October 25, 2016 and as disclosed in Note 10, the underwriter which assisted the Company in the offering of September 16, 2016 exercised an over-allotment option and purchased 444,444 common shares at $1.35 per share which resulted in gross proceeds to the Company of $600,000.

On November 8, 2016, the Company entered into a series of agreements wherein $5 million of the Company’s senior secured debt due to Melody Business Financing, LLC (“Melody”) was canceled and the Company simultaneously issued 1,000 shares of Series D Convertible Preferred Stock ("Series D Preferred") and warrants to purchase 4.0 million shares of common stock (the “Warrants”) at an exercise price of $1.15 per share. Those 1,000 shares of Series D Convertible Preferred Stock are convertible into 8,540,373 shares of the Company's common stock at the option of the holders. The detail terms of the Series D Preferred and the Warrants are described in the paragraphs below and are subject to adjustment as indicated.

The Warrants expire five years from the date of issuance and are exercisable six months after the date of issuance. The Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares of common stock underlying the Warrants for resale within 90 days of issuance. Otherwise, the Warrants may be exercised for cash. The exercise price shall be reduced to $1.01 per share upon the failure to timely register for resale the shares of common stock underlying the Warrants.  The Warrants also provide for certain rights upon fundamental transactions and adjustments to the exercise price of the Warrants based on stock dividends, stock splits and similar corporate actions.  The Company is prohibited from effecting the exercise of a holder’s Warrant to the extent that, as a result of such exercise, such holder would beneficially own more than 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of such Warrant.

Also on that same date, the Company entered into a registration rights agreement pursuant to which it agreed to register for resale 150% of the shares of common stock underlying the Series D Convertible Preferred Stock and Warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2016. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Network operations costs relate to the daily operations of our network and ensuring that our customers have connectivity within the terms of our service level agreement. We have employees based in our largest markets who are dedicated to ensuring that our network operates effectively on a daily basis. Other employees monitor network operations from our network operating center which is located at our corporate headquarters. Payroll comprises approximately 55% to 60% of network operations costs. Information technology systems and support comprises approximately 15% to 20% of network operations costs.

Customer support costs relate to our continuing communications with customers regarding their service level agreement. Payroll comprises approximately 83% to 88% of customer support costs. Other costs include travel expenses to service customer locations, shipping, troubleshooting, and facilities related expenses.

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

As of September 30, 2016, we operated in twelve metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. Although we provide services in multiple markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a network presence in a new market. These costs include building PoPs and network costs. Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a network presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Continuing Operations – Fixed Wireless

Revenues. Revenues totaled $6,664,183 during the three months ended September 30, 2016 compared to $6,947,467 during the three months ended September 30, 2015 representing a decrease of $283,284, or 4%. The decrease principally related to a 4% decrease in the base of customers billed on a monthly recurring basis.

Customer churn totaled 2.02% during the three months ended September 30, 2016 compared to 1.79% during the three months ended September 30, 2015. Churn represents the percent of revenue lost on a monthly basis from customers who have cancelled their contract. Effective January 1, 2016, we have modified our methodology to conform to common practice in the telecommunications industry. Revenue adjustments associated with customers who are modifying the (i) amount of their bandwidth or (ii) the pricing terms of their contract will no longer be included in the calculation of customer churn. Customer churn calculated under the previous methodology would have totaled 2.47% and 1.87% for the three months ended September 30, 2016 and 2015, respectively. Our goal is to maintain churn levels below industry averages of approximately 2.00%. Churn levels can fluctuate from period to period depending upon whether customers move to a location not serviced by the Company, go out of business, or a myriad of other reasons.

Infrastructure and Access. Infrastructure and access totaled $2,589,485 during the three months ended September 30, 2016 compared to $2,559,406 during the three months ended September 30, 2015 representing an increase of $30,079, or 1%. The increase primarily relates to our tower rental expense.

Depreciation and Amortization. Depreciation and amortization totaled $2,992,758 during the three months ended September 30, 2016 compared to $2,430,452 during the three months ended September 30, 2015 representing an increase of $562,306 or 23%. Depreciation expense totaled $2,574,875 during the three months ended September 30, 2016 compared to $2,332,384 during the three months ended September 30, 2015 representing an increase of $242,491, or 10%. The increase primarily related to the transfer of certain assets during the first quarter of 2016 from discontinued operations to continuing operations.

Amortization expense totaled $417,883 during the three months ended September 30, 2016 compared to $98,068 during the three months ended September 30, 2015 representing an increase of $319,815, or more than 100%. Amortization expense relates to intangible assets recorded in connection with acquisitions and other transactions, and can fluctuate significantly from period to period depending upon the timing of acquisitions and other transactions, the relative amounts of intangible assets recorded, and the amortization periods. The increase related entirely to amortization associated with a transaction with a large cable company which closed in March 2016.

Network Operations. Network operations totaled $1,250,670 during the three months ended September 30, 2016 compared to $1,254,640 during the three months ended September 30, 2015 representing a decrease of $3,970, or less than 1%. Payroll costs totaled $763,648 in the 2016 period compared to $726,813 in the 2015 period representing an increase of $36,835, or 5%. Information technology support expenses totaled $202,188 in the 2016 period compared to $197,137 in the 2015 period representing an increase of $5,051 or 3%, as the Company internally absorbed certain functions that were previously provided by third parties which resulted in a slight increase in headcount. Network support costs totaled $163,652 during the three months ended September 30, 2016 compared to $179,152 during the three months ended September 30, 2015 representing a decrease of $15,500, or 9%. These costs can fluctuate from period to period and the dollar change is not meaningful.

Customer Support. Customer support totaled $417,265 during the three months ended September 30, 2016 compared to $619,274 during the three months ended September 30, 2015 representing a decrease of $202,009, or 33%. Payroll expense totaled $366,286 during the 2016 period compared to $524,734 during the 2015 period representing a decrease of $158,448, or 30%. Average headcount was lower in the 2016 period as the Company consolidated departments and improved efficiencies. Other customer support costs totaled $50,979 during the three months ended September 30, 2016 compared to $94,540 during the 2015 period representing a decrease of $43,561 or 46%. This decrease was principally attributable to lower customer troubleshooting costs which can fluctuate from period to period.

Sales and Marketing. Sales and marketing expenses totaled $757,316 during the three months ended September 30, 2016 compared to $1,519,697 during the three months ended September 30, 2015 representing a decrease of $762,381, or 50%. Payroll costs totaled $508,110 during the 2016 period compared to $1,017,631 during the 2015 period representing a decrease of $509,521, or 50%. The decrease related to lower headcount in connection with the closing of our sales office in Florida as well as additional sales reductions made at our corporate headquarters in the first quarter of 2016. Outside commissions totaled $195,963 in the 2016 period compared to $151,439 in the 2015 period representing an increase of $44,524, or 29%. The increase relates almost exclusively to the Company’s residual program which pays continuing commissions as long as the referred business is a customer. Other costs totaled $54,291 during the three months ended September 30, 2016 compared to $86,086 during the three months ended September 30, 2015 representing a decrease of $31,795, or 37%. The decrease primarily relates to the reduction in our sales force. The remaining decrease in sales and marketing expense relates to advertising expenses. The Company has significantly reduced its Internet marketing initiatives in connection with its current marketing focus on specific businesses in certain connected buildings rather than marketing broadly to all businesses in a market.

General and Administrative. General and administrative expenses totaled $2,266,838 for the three months ended September 30, 2016 compared to $1,453,809 for the three months ended September 30, 2015 representing an increase of $813,029, or 56%. Payroll costs totaled $364,776 during the 2016 period compared to $452,224 during the 2015 period representing a decrease of $87,448, or 19%, due to executive compensation. Stock based compensation totaled $662,369 during the three months ended September 30, 2016 compared to $192,973 during the three months ended September 30, 2015 representing an increase of $469,396, or more than 100%. Stock-based compensation can fluctuate significantly from period to period depending on the timing, quantity and valuation of stock option grants. Public company fees totaled $489,997 during the three months ended September 30, 2016 compared to $133,404 during the three months ended September 30, 2015 representing an increase of $356,593, or greater than 100%.  This increase related primarily to the restructuring of the business during 2016. Professional services fees totaled $338,294 during the three months ended September 30, 2016 compared to $273,761 during the three months ended September 30, 2015 representing an increase of $64,533, or 24%.  This increase related primarily to the restructuring of the business during 2016. Corporate travel expenses totaled $16,292 in the 2016 period compared to $70,686 in the 2015 period representing a decrease of $54,394, or 77%. The decrease related to lower travel expenses at the executive level. Non-recurring expenses totaled $94,688 during the three months ended September 30, 2016 compared to $6,361 during the three months ended September 30, 2015 representing an increase of $88,327, or greater than 100%. This increase related primarily to the restructuring of the business during 2016. Non-recurring expenses can vary from period to period depending on the level of activity during a period. .

Interest Expense, Net. Interest expense, net totaled $1,580,444 during the three months ended September 30, 2016 compared to $1,665,682 during the three months ended September 30, 2015 representing a decrease of $85,238, or 5%. Interest expense relates to the $35 million secured term loan which closed in October 2014.

Discontinued Operations – Shared Wireless

Revenues. Revenues for the Shared Wireless business totaled zero during the three months ended September 30, 2016 compared to $849,824 during the three months ended September 30, 2015 representing a decrease of $849,824 or 100%. The decrease related to our decision to exit the business conducted by Hetnets.

Infrastructure and Access. Infrastructure and access totaled zero during the three months ended September 30, 2016 compared to $3,479,160 during the three months ended September 30, 2015 representing a decrease of $3,479,160, or 100%. The reduction reflects the termination of lease agreements associated with our shared wireless business.

Depreciation. Depreciation totaled zero during the three months ended September 30, 2016 compared to $1,005,185 during the three months ended September 30, 2015 representing a decrease of $1,005,185 or 100%. We have terminated business activities associated with our shared wireless business.

Network Operations. Network operations totaled zero during the three months ended September 30, 2016 compared to $188,104 during the three months ended September 30, 2015 representing a decrease of $188,104, or 100%. The 2015 period primarily related to payroll expenses.

Customer Support Services. Customer support services totaled zero during the three months ended September 30, 2016 compared to $95,515 during the three months ended September 30, 2015 representing a decrease of $95,515 or 100%. The business was terminated in early March 2016.

Sales and Marketing. Sales and marketing expenses totaled zero during the three months ended September 30, 2016 compared to $35,793 during the three months ended September 30, 2015 representing a decrease of $35,793, or 100%. The business was terminated in early March 2016.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Continuing Operations – Fixed Wireless

Revenues. Revenues totaled $20,270,615 during the nine months ended September 30, 2016 compared to $21,150,841 during the nine months ended September 30, 2015 representing a decrease of $880,226, or 4%. The decrease principally related to a 4% decrease in the base of customers billed on a monthly recurring basis.

Infrastructure and Access. Infrastructure and access totaled $7,772,326 during the nine months ended September 30, 2016 compared to $7,608,888 during the nine months ended September 30, 2015 representing an increase of $163,438, or 2%. The increase primarily relates to our tower rental expense.

Depreciation and Amortization. Depreciation and amortization totaled $8,564,537 during the nine months ended September 30, 2016 compared to $7,171,577 during the nine months ended September 30, 2015 representing an increase of $1,392,960 or 19%. Depreciation expense totaled $7,524,097 during the nine months ended September 30, 2016 compared to $6,877,373 during the nine months ended September 30, 2015 representing an increase of $646,724, or 9%. The increase primarily related to the transfer of certain assets during the first quarter of 2016 from discontinued operations to continuing operations.

Amortization expense totaled $1,040,440 during the nine months ended September 30, 2016 compared to $294,204 during the nine months ended September 30, 2015 representing an increase of $746,236, or more than 100%. Amortization expense relates to intangible assets recorded in connection with acquisitions and other transactions, and can fluctuate significantly from period to period depending upon the timing of acquisitions and other transactions, the relative amounts of intangible assets recorded, and the amortization periods. The increase related entirely to amortization associated with the TWC transaction which closed in March 2016.

Network Operations. Network operations totaled $3,805,985 during the nine months ended September 30, 2016 compared to $3,955,071 during the nine months ended September 30, 2015 representing a decrease of $149,086, or 4%. Payroll costs totaled $2,224,450 in the 2016 period compared to $2,176,174 in the 2015 period representing an increase of $48,276, or 2%. Average headcount was slightly higher in the 2016 period. Information technology support expenses totaled $687,303 in the 2016 period compared to $795,510 in the 2015 period representing a decrease of $108,207, or 14%, as the Company internally absorbed certain functions that were previously provided by third parties. Network support costs totaled $490,892 during the nine months ended September 30, 2016 compared to $564,767 during the nine months ended September 30, 2015 representing a decrease of $73,875, or 13%. These costs can fluctuate from period to period and the dollar change is not meaningful.

Customer Support. Customer support totaled $1,479,580 during the nine months ended September 30, 2016 compared to $1,931,434 during the nine months ended September 30, 2015 representing a decrease of $451,854, or 23%. Payroll expense totaled $1,308,008 during the 2016 period compared to $1,597,867 during the 2015 period representing a decrease of $289,859 or 18%. Average headcount was lower in the 2016 period as the Company consolidated departments and improved efficiencies. Other customer support costs totaled $171,572 during the nine months ended September 30, 2016 compared to $333,567 during the 2015 period representing a decrease of $161,995 or 49%. This decrease was principally attributable to lower customer troubleshooting costs which can fluctuate from period to period.

Sales and Marketing. Sales and marketing expenses totaled $3,136,198 during the nine months ended September 30, 2016 compared to $4,386,247 during the nine months ended September 30, 2015 representing a decrease of $1,250,049 or 28%. Payroll costs totaled $2,049,538 during the 2016 period compared to $2,907,238 during the 2015 period representing a decrease of $857,700, or 30%. The decrease related to lower headcount in connection with the closing of our sales office in Florida as well as additional sales reductions made at our corporate headquarters in the first quarter of 2016. Advertising expenses totaled $241,591 during the nine months ended September 30, 2016 compared to $796,552 during the nine months ended September 30, 2015 representing a decrease of $554,961 or 70%. The Company has significantly reduced its Internet marketing initiatives in connection with its current marketing focus on specific businesses in certain connected buildings rather than marketing broadly to all businesses in a market. Outside commissions totaled $592,056 in the 2016 period compared to $424,440 in the 2015 period representing an increase of $167,616, or 39%. The increase relates almost exclusively to the Company’s residual program which pays continuing commissions as long as the referred business is a customer.

General and Administrative. General and administrative expenses totaled $5,851,175 for the nine months ended September 30, 2016 compared to $4,967,537 for the nine months ended September 30, 2015 representing an increase of $883,638, or 18%. Stock based compensation totaled $1,122,343 during the nine months ended September 30, 2016 compared to $615,052 during the nine months ended September 30, 2015 representing an increase of $507,291, or 82%. Stock-based compensation can fluctuate significantly from period to period depending on the timing, quantity and valuation of stock option grants. Payroll costs increased to $1,629,529 in the 2016 period compared to $1,518,304 in the 2015 period representing an increase of $111,225, or 7%. The increase related to severance payments to our former Chief Executive Officer. Public company fees totaled $654,524 during the nine months ended September 30, 2016 compared to $347,380 during the nine months ended September 30, 2015 representing an increase of $307,144, or 88%.  This increase related primarily to the restructuring of the business during 2016. Professional services fees totaled $1,177,618 during the nine months ended September 30, 2016 compared to $927,460 during the nine months ended September 30, 2015 representing an increase of $250,158, or 27%.  This increase related primarily to the restructuring of the business during 2016. Corporate travel expenses totaled $79,999 in the 2016 period compared to $324,375 in the 2015 period representing a decrease of $244,376, or 75%. The decrease related to the cancellation of the President’s club trip for top performers and lower travel expenses at the executive level. Customer related expenses decreased by approximately $109,498 in the 2016 period due to lower bad debt expense compared to the 2015 period.

Interest Expense, Net. Interest expense, net totaled $4,775,855 during the nine months ended September 30, 2016 compared to $5,000,374 during the nine months ended September 30, 2015 representing a decrease of $224,519, or 4%. Interest expense relates to the $35 million secured term loan which closed in October 2014.

Loss from Continuing Operations. Loss from continuing operations totaled $15,115,041 during the nine months ended September 30, 2016 compared to $13,870,287 during the nine months ended September 30, 2015 representing an increase of $1,244,754, or 9%. Revenues decreased by $880,226 in the 2016 period which represented 71% of the increased loss.

Discontinued Operations – Shared Wireless

Revenues. Revenues for the Shared Wireless business totaled $553,302 during the nine months ended September 30, 2016 compared to $2,463,678 during the nine months ended September 30, 2015 representing a decrease of $1,910,376 or 78%. The decrease primarily related to our contract with a major cable company which was terminated in March 2016 resulting in only two months of revenue in the 2016 period compared to nine months of revenue in the 2015 period.

Infrastructure and Access. Infrastructure and access totaled $2,523,222 during the nine months ended September 30, 2016 compared to $10,838,337 during the nine months ended September 30, 2015 representing a decrease of $8,315,115, or 77%. Rent expense for rooftop locations totaled $1,994,858 in the 2016 period compared to $10,572,412 in the 2015 period representing a decrease of $8,577,554, or 81%. The reduction reflects the termination of lease agreements associated with our shared wireless business. Loss on fixed assets totaled $528,364 during the nine months ended September 30, 2016 compared to zero during the nine months ended September 30, 2015. During the first quarter of 2016, the Company sold certain network infrastructure assets to a major cable company. The Company determined to shut down the remaining network locations and recognized a loss of $528,364 which represented the net book value of capitalized installation costs as well as equipment which could not be redeployed into the fixed wireless network.

Depreciation. Depreciation totaled $638,681 during the nine months ended September 30, 2016 compared to $3,052,554 during the nine months ended September 30, 2015 representing a decrease of $2,413,873 or 79%. All business activities associated with the shared wireless business were terminated during the first quarter of 2016.

Network Operations. Network operations totaled $192,947 during the nine months ended September 30, 2016 compared to $579,138 during the nine months ended September 30, 2015 representing a decrease of $386,191, or 67%. Certain costs were incurred in the 2016 period related to the termination of the business. The 2015 period primarily related to payroll expenses.

Customer Support Services. Customer support services totaled $69,804 during the nine months ended September 30, 2016 compared to $283,961 during the nine months ended September 30, 2015 representing a decrease of $214,157 or 75%. The business was terminated in early March 2016.

Sales and Marketing. Sales and marketing expenses totaled $246 during the nine months ended September 30, 2016 compared to $122,704 during the nine months ended September 30, 2015 representing a decrease of $122,458, or 100%. The decrease reflects a lack of sales and marketing efforts prior to terminating the business in March 2016.

General and Administrative. General and administrative expenses totaled $105,545 during the nine months ended September 30, 2016 compared to zero during the nine months ended September 30, 2015. The increase reflects professional services fees incurred in the 2016 period for terminating the business.

Loss from Discontinued Operations. Loss from discontinued operations for the nine months ended September 30, 2016 totaled $1,799,401 compared to $12,413,016 for the nine months ended September 30, 2015 representing a decrease of $10,613,615 or 86%. Infrastructure and access costs decreased by $8,315,115 and depreciation decreased by $2,413,873 representing more than 100% of the decrease. Gain on sale of assets increased by $1,177,742 representing 11% of the decrease.

Liquidity and Capital Resources

Changes in capital resources during the nine months ended September 30, 2016 and 2015 are described below.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2016, the Company had cash and cash equivalents of approximately $13 million and working capital of approximately $7.6 million. The Company has incurred significant operating losses since inception and continues to generate losses from operations and as of September 30, 2016, the Company has an accumulated deficit of $173 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On July 7, 2016, the Company raised $1,250,000 in a private placement offering of convertible preferred stock and warrants and received net proceeds of $1,194,737.

On August 8, 2016, the Company filed a preliminary Form S-1 with the Securities and Exchange Commission to register shares of its common stock which would allow the Company to raise up to $20 million.

On September 16, 2016, the Company raised $4,000,000 in a registered public offering of common shares and received net proceeds of $3,371,836.

On October 25, 2016, the underwriter of the registered public offering exercised an over-allotment option and the Company received $600,000 from the sale of common stock and received net proceeds of $545,500.

On November 8, 2016, the Company entered into a series of agreements wherein $5.0 million of the Company’s senior secured debt due to Melody Business Financing, LLC was canceled and the Company simultaneously issued 1,000 shares of Series D Convertible Preferred Stock and warrants to purchase 4.0 million shares of common stock at an exercise price of $1.15 per share.  The cancellation of that debt serves to reduce the balloon payment due in October 2019 by that amount and reduce interest payments by $400,000 on an annual basis.

Continuing Operations

Net Cash Used In Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2016 totaled $5,127,270 compared to $2,911,891 for the nine months ended September 30, 2015 representing an increase of $2,215,379. Revenues generated from continuing operations were $880,226 lower in the 2016 period which adversely impacted cash flows available to support operating activities. Cash operating expenses incurred from continuing operations were $996,869 lower in the 2016 period which positively impacted cash flows available to support operating activities.

Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2016 totaled $1,692,895 compared to $5,133,315 for the nine months ended September 30, 2015 representing a decrease of $3,440,420 or 67%. Cash capital expenditures totaled $1,692,895 in the 2016 period compared to $5,131,432 in the 2015 period representing a decrease of $3,438,537. The Company was able to redeploy certain equipment from its discontinued operations to support its continuing operations, thereby lowering capital expenditures in the 2016 period. Capital expenditures can fluctuate from period to period depending upon the number of customer additions and upgrades, network construction activity related to increasing capacity or coverage, and other related reasons.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2016 totaled $6,083,238 compared to net cash used in financing activities of $729,465 for the nine months ended September 30, 2015, representing an increase of $6,812,703. During the 2016 period, we completed three equity offerings which resulted in net proceeds of $6,802,823.

Discontinued Operations

Net Cash Used In Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2016 totaled $1,479,792 compared to $8,730,646 for the nine months ended September 30, 2015 representing a decrease of $7,250,854. Operating activities for the discontinued business were terminated in March 2016 which resulted in lower cash requirements for the 2016 period.

Net Cash Used in Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2016 totaled zero compared to net cash used of $213,641 for the nine months ended September 30, 2015 representing a change of $213,641. Cash capital expenditures totaled $220,751 in the 2015 period compared to zero in the 2016 period which reflected the Company’s decision to exit the shared wireless infrastructure business.

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

Equity Offerings. In the second quarter of 2016, we entered into securities purchase agreements with certain accredited investors in which we sold in a registered direct offering a total of 750,000 shares of common stock at a purchase price of $3.04 per Unit, with each Unit consisting of one share of common stock and an unregistered warrant to purchase one share of common stock.  Expenses associated with this direct offering totaled $43,750.

On July 6, 2016, we entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor pursuant to which we raised $1,250,000 in a private placement offering 892,857 units of our securities (the “Units”) at a price of $1.40 per Unit. As adjusted for the Reverse Stock Split, each Unit consists of (i) one share of Series B Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), with each share of Preferred Stock convertible into one half of a share of common stock, and (ii) one fourth of a warrant (a “Warrant”), with each Warrant exercisable into common stock at an exercise price equal to $3.00 per share of common stock. The transaction closed on July 7, 2016. On July 21 and 26, 2016, the holder converted all of the shares of the preferred stock into 446,429 shares of common stock.

On September 16, 2016, we completed an underwritten offering at $1.35 per share which resulted in gross proceeds of $4,000,000 and the issuance of 2,962,963 shares. We incurred costs of approximately $630,000 related to the offering. We granted the underwriter an option for a period of up to 45 days from the date of the prospectus to purchase up to an aggregate of 444,444 shares of our common stock to cover overallotments. On October 25, 2016, the underwriter exercised that option and the Company received $600,000 from the sale of common stock and received net proceeds of $545,500.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of September 30, 2016:

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases	$21,284,301	$5,030,287	$8,494,869	$4,332,570	$2,710,244	$620,960	$95,371
Long-term debt	37,879,095	-	-	-	37,879,095	-	-
Capital leases	1,254,567	272,960	837,811	143,796	-	-	-
Total	$60,417,963	$5,303,247	$9,332,680	$4,476,366	$40,589,339	$620,960	$95,371

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

Long-Term Debt. We have entered into a loan agreement with Melody Business Finance, LLC. The $35 million term loan becomes due in October 2019. Accrued PIK interest totaled $2,879,095 as of September 30, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary market risk relates to interest rates. At September 30, 2016, all cash and cash equivalents are immediately available cash balances. A portion of our cash and cash equivalents are held in institutional money market funds.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2016, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarterly period covered in this Report, we issued the following unregistered securities that have not previously been disclosed in a Current Report on Form 8-K:

●	5,000 shares of our common stock in February 2016 to a third party for consulting services with a fair value $20,000;

●	125,000 shares of our common stock in July 2016 to a third party for consulting services with a fair value $385,000;

●	52,966 shares of our common stock in September 2016 to a third party for consulting services with a fair value $68,856;

●	10,000 shares of our common stock in September 2016 to a third party for consulting services with a fair value $14,800; and

●	75,000 warrants with an exercise price of $1.48 per share in September 2016 to a third party for consulting services with a fair value $66,577.

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

* - Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ (Deficit) Equity, and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: November 10, 2016	By: /s/ Philip Urso
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

* - Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ (Deficit) Equity, and (v) related notes to these financial statements.