Form 10-Q/A
period 2016-09-30
TOWERSTREAM CORP
filed 2016-11-14
CIK 1349437

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016. Our Form 10-Q was originally filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2016 (the “Original Filing”).

As a result of this Amendment No. 1, we are filing the XBRL related files listed in the Exhibit Index.

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

TOWERSTREAM CORPORATION

Date: November 14, 2016	By: /s/ Philip Urso
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