Form 10-K
period 2016-12-31
TOWERSTREAM CORP
filed 2017-03-31
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission file number 001-33449

TOWERSTREAM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8259086 (I.R.S. Employer Identification No.)

88 Silva Lane Middletown, Rhode Island (Address of principal executive offices)	02842 (Zip Code)

Registrant’s telephone number, including area code (401) 848-5848

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	OTC Markets Group, Inc. - OTCQB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $13,520,394.

As of March 30, 2017, there were 20,777,263 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2016 are incorporated by reference into Part III of this Report.

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

Item 1 - Business.

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

The Company's traditional fixed wireless business delivers high volume broadband to clients through a radio receiver/transmitter on each client’s building which is dedicated solely to the Company’s clients in such building. Beginning in the first half of 2014, the Company shifted its sales and marketing strategy to focus on its fixed wireless On-Net platform, which allows one radio receiver/transmitter to service multiple clients per building. Under its On-Net platform, the Company is able to connect, or “light”, the entire building at once and at a cost similar to what was traditionally required for one high bandwidth customer requiring point-to-point equipment. This can be accomplished, in part, because the capabilities of the equipment installed by the Company have improved even as the cost has decreased. As a result, Towerstream is able to leverage the initial installation cost to serve the entire building tenant base. In place of a wireless install for every single customer, Towerstream now only has to install the wireless portion of the install once. Subsequent customers are connected by simply running a wire to the common space in the building where the wireless service terminates. Additionally, instead of having multiple antennas on both the customer building and the Points-of-Presence (“PoP” or “Company Locations”), there generally needs to be only one antenna on each location.

Currently the Company is offering 1.5Mbps (Megabits per second), 5Mbps to 10Mbps, and 100Mbps to 1.5Gbps (Gigabits per second) bandwidth denominations.  This unique portfolio of bandwidth services is able to go up and down existing markets, from small businesses to fortune 500 companies. Such service is as fast as fiber and equally as stable.

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”), to operate a new business designed to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Hetnets built a carrier-class network which offered a shared wireless infrastructure platform, primarily for (i) co-location of customer owned antenna and related equipment and (ii) Wi-Fi access and offloading. The Company referred to this as its “Shared Wireless Infrastructure” or “Shared Wireless” business. During the fourth quarter of 2015, the Company determined to exit this capital-intensive business and curtailed activities in its smaller markets. The remaining network, located in New York City (or “NYC”), was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and the first quarter of 2016 to sell the NYC network.

As further described in Note 4 to the Company’s consolidated financial statements, on March 9, 2016, the Company completed a sale and transfer of certain assets to the major cable company (the “Buyer”). The asset purchase agreement ("Agreement") provided that the Buyer would assume certain rooftop leases in NYC and acquire ownership of the Wi-Fi access points and related equipment associated with operating the network. The Company retained ownership of all backhaul and related equipment and the parties entered into a backhaul services agreement under which the Company will provide bandwidth to the Buyer at the locations governed by the leases. The Agreement is for a three-year period with two, one year renewals and is cancellable by the Buyer on sixty days’ notice. The operating results and cash flows for Hetnets have been presented as discontinued operating results in these consolidated financial statements. Assets associated with the NYC network were presented as Assets Held for Sale as of December 31, 2015.

Our Network

The foundation of our network consists of PoPs which are generally located on very tall buildings in each urban market. We enter into long-term lease agreements with the owners of these buildings which provide us with the right to install communications equipment on the rooftop. We deploy this equipment in order to connect customers to the Internet. Each PoP is "linked" to one or more other PoPs to enhance redundancy and ensure that there is no single point of failure in the network. One or more of our PoPs are located in buildings where national Internet service providers such as Cogent or Level 3 are located, and we enter into IP transit or peering arrangements with these organizations in order to connect to the Internet. We refer to the core connectivity of all of our PoPs as a “Wireless Ring in the Sky.” Each PoP has a coverage area averaging approximately six miles although the distance can be affected by numerous factors, most significantly, how clear the line of sight is between the PoP and a customer location.

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

We determine which geographic markets to enter by assessing criteria in four broad categories. First, we evaluate our ability to deploy our service in a given market after taking into consideration our spectrum position, the availability of towers and other mounting structures. Second, we assess the market by evaluating the number of competitors, existing price points, demographic characteristics and distribution channels. Third, we evaluate the economic potential of the market, focusing on our forecasts of revenue opportunities and capital requirements. Finally, we look at market clustering opportunities and other cost efficiencies that might be realized. Based on this approach, as of December 31, 2016, we offered wireless broadband connectivity in 12 markets, of which 10 are in the top 20 metropolitan areas in the United States based on the number of small to medium businesses in each market. These 10 markets cover approximately 30% of small and medium businesses (5 to 249 employees) in the United States based on information obtained from AtoZDatabases.com .

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

Sales and Marketing

We employ an inside direct sales force model to sell our services to business customers. As of December 31, 2016, we employed nineteen direct sales people. We generally compensate these employees on a salary plus commission basis.

Historically, we relied upon on Internet based marketing initiatives designed to capture customer demand. Most companies secure their bandwidth service under contracts ranging in length from one to three years. As a result, customer buying decisions generally occur when their existing contracts are close to expiring. We believe that many buyers of information technology services search the Internet to learn about industry trends and developments, as well as competitive service offerings. Spending on Internet based marketing initiatives totaled $126,500 and $758,750 during the years ended December 31, 2016 and 2015, respectively.

Sales through indirect channels comprised 34% of our total revenues during the years ended December 31, 2016 and 2015. Our channel program provides for recurring monthly residual payments ranging from 8% to 20%.

Effective January 24, 2017, we hired a new Chief Executive Officer who is a telecommunications industry veteran and has extensive experience developing markets and increasing revenue. Our sales organization has been recently restructured for 2017 and beyond to create a more disciplined approach to identify and target prospective customers. Included in this strategy is a new methodology, which includes professional sales and development training, which will assist our sales professionals with achieving both volume and velocity. Enterprise demands are routinely moving towards and exceeding 100Mbps speeds. To ensure we are prepared for increasing connection speeds expected to be demanded in the marketplace, our service offerings will be condensed and priced accordingly. We will be offering three speeds with customized quotes for larger bandwidth needs between 100Mbps and 1Gbps.

Competition

The market for broadband services is highly competitive, and includes companies that offer a variety of services using a number of different technology platforms including cable networks, digital subscriber lines (“DSL”), third, fourth, and fifth-generation cellular, satellite, wireless Internet service and other emerging technologies. We compete with these companies on the basis of the portability, ease of use, speed of installation and price. Competitors to our wireless broadband services include:

Incumbent Local Exchange Carriers and Competitive Local Exchange Carriers

We face competition from traditional wireline operators in terms of price, performance, discounted rates for bundles of services, breadth of service, reliability, network security, and ease of access and use. In particular, we face competition from Verizon Communications Inc. and AT&T Inc. which are referred to as “incumbent local exchange carriers,” or (“ILECS”), as well as competitive local exchange carriers (“CLECS”) such as TelePacific Communications, MegaPath Networks, and EarthLink, Inc.

Cable Modem, DSL, and Fiber Services

We compete with companies that provide Internet connectivity through cable modems, DSL, and fiber services. Principal competitors include cable companies, such as Comcast Corporation, Time Warner Cable, Spectrum Communications (previously known as Charter Communications), Cox Communications and incumbent telecommunications companies, such as AT&T Inc. or Verizon Communications Inc. Both the cable and telecommunications companies deploy their services over wired networks initially designed for voice and one-way data transmission that have subsequently been upgraded to provide for additional two-way voice, video and broadband services.

Cellular and CMRS Services

Cellular and other Commercial Mobile Radio Service (“CMRS”) carriers are seeking to expand their capacity to provide data and voice services that are superior to ours. These providers have substantially broader geographic coverage than we have and, for the foreseeable future, than we expect to have. If one or more of these providers can deploy technologies that compete effectively with our services, the mobility and coverage offered by these carriers will provide even greater competition than we currently face. Moreover, more advanced cellular and CMRS technologies, such as fourth generation Long Term Evolution (“LTE”) mobile technologies, and fifth generation millimeter wave technology currently offer broadband service with packet data transfer speeds of up to 2,000,000 bits per second for fixed applications, and slower speeds for mobile applications. We expect that LTE technology will be improved to increase connectivity speeds to make it more suitable for a range of advanced applications.

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

Satellite

Satellite providers, such as Hughes Network Systems, LLC, offer broadband data services that address a niche market, mainly less densely populated areas that are unserved or underserved by competing service providers. Although satellite offers service to a large geographic area, latency caused by the time it takes for the signal to travel to and from the satellite may challenge a satellite provider’s ability to provide some services, such as Voice over Internet Protocol (“VoIP”), which reduces the size of the addressable market.

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

Timeliness

We have demonstrated the capability to install a new customer and begin delivering Internet connectivity within 3 to 5 business days after receiving a customer’s order. Many of the larger telecommunications companies can take 30 to 60 days to complete an installation. The timeliness of service delivery has become more important as businesses conduct more of their business operations through the Internet.

Value

We own our entire network which enables us to price our services lower than most of our competitors. Specifically, we are able to offer competitive prices because we do not have to buy a local loop charge from the telephone company.

Efficient Economic Model

We believe our economic model is characterized by low fixed capital and operating expenditures relative to other wireless and wireline broadband service providers. We own our entire network which eliminates costs involved with using leased lines owned by telephone or cable companies. Our network is modular. Coverage is directly related to various factors including the height of the facility we are on and the frequencies we utilize. The average area covered by a PoP is a six-mile radius.

Prime Real Estate Locations

We have secured long term lease agreements for prime real estate locations in the twelve markets in which we have built our fixed wireless network. These locations are some of the tallest buildings in each city which facilitates our ability to deliver Internet connectivity to customer locations where line of sight is not available to our competitors.

Corporate History

We were organized in the State of Nevada in June 2005. In January 2007, we merged with and into a wholly-owned Delaware subsidiary for the sole purpose of changing our state of incorporation to Delaware. In January 2007, a wholly-owned subsidiary of ours merged with and into a private company formed in 1999, Towerstream Corporation, with Towerstream Corporation being the surviving company. Upon closing of the merger, we discontinued our former business and succeeded to the business of Towerstream Corporation as our sole line of business. At the same time, we also changed our name to Towerstream Corporation and our subsidiary, Towerstream Corporation, changed its name to Towerstream I, Inc.

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

Broadband Internet Service Regulation

Our wireless broadband network can be used to provide Internet access service and Virtual Private Networks (“VPNs”). On February 26, 2015, the FCC adopted an Open Internet order in which fixed and mobile broadband services is reclassified as a telecommunications services governed by Title II of the Communications Act. This reclassification includes forbearance from applying many sections of the Communications Act and the FCC’s rules to broadband service providers. The Open Internet order also adopted rules prohibiting broadband service providers from: (1) blocking access to legal content, applications, services or non-harmful devices; (2) impairing or degrading lawful Internet traffic on its basis, content, applications or services; or (3) favoring certain Internet traffic over other traffic in exchange for consideration. Our wireless broadband Internet services are also subject to a number of federal regulatory requirements, including but not limited to, the Communications Assistance for Law Enforcement Act (“CALEA”) requirement that high-speed Internet service providers implement certain network capabilities to assist law enforcement in conducting surveillance of persons suspected of criminal activity.

In addition, Internet service providers are subject to a wide range of other federal regulations and statutes including, for example, regulations and policies relating to low-income subsidies, consumer protection, consumer privacy, and copyright protections. State and local government authorities may also regulate limited aspects of our business by, for example, imposing consumer protection and consumer privacy regulations, zoning requirements, and requiring installation permits.

Regulatory Issues

Our antennas and equipment used to provide wireless broadband service are regulated by the Federal Communications Commission ("FCC"). As such, any changes in FCC regulations involving the use or deployment of wireless broadband service could have a positive or negative impact on our business.

Other - FAA Interference Issue

In August 2013, the FCC released a Notice of Apparent Liability for Forfeiture ("NAL") alleging that Towerstream caused harmful interference to doppler weather radar systems in New York and Florida, and proposing a fine for the alleged rule violations. In November 2013, after consultation with regulatory counsel, Towerstream filed a response denying the FCC's allegations. In July 2016, Towerstream settled the matter with the FCC under a consent decree that required Towerstream to admit that it violated the laws and regulations that prohibit Unlicensed National Information Infrastructure transmission systems operators from causing interference to doppler weather radar systems, to comply with such rules in the future, and to pay a civil penalty. The Company paid such penalty during the year ended December 31, 2016 and that amount was not material to the operating results for that period.

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

The provisions in our charter, bylaws, Rights Plan and under Delaware law, related to the foregoing, could discourage takeover attempts that our stockholders would otherwise favor, or otherwise reduce the price that investors might be willing to pay for our common stock in the future.

Employees

As of December 31, 2016, we had 98 employees, of whom 96 were full-time employees and 2 were part-time employees. As of March 17, 2017, we had 88 employees, of whom 86 were full-time employees and 2 were part-time employees. We believe our employee relations are good. Three employees are considered members of executive management.

Our Corporate Information

Our principal executive offices are located at 88 Silva Lane, Middletown, Rhode Island, 02842.  Our telephone number is (401) 848-5848. The Company’s website address is http://www.towerstream.com. Information contained on the Company’s website is not incorporated into this Annual Report on Form 10-K. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Securities and Exchange Commission (“SEC”) website at http://www.sec.gov as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC. These reports are also available on the Company’s website.

 Item 1A - Risk Factors.

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

Risks Relating to Our Financial Condition

If we chose to raise additional capital, we may not be able to obtain additional financing to fund our operations on terms acceptable to us or at all.

If we choose to raise additional funds in the future, there can be no assurance that sufficient debt or equity financing will be available at all or, if available, that such financing will be at terms and conditions acceptable to us. Should we fail to obtain additional debt financing or raise additional capital, we may not be able to achieve our longer term business objectives and may face other serious adverse consequences. If we raise additional funds by issuing equity securities or convertible debt, investors may experience significant dilution of their ownership interest, and the newly-issued securities may have rights senior to those of the holders of our Common Stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and may require us to provide collateral to secure the loan. In addition, in a liquidation, debtholders will be entitled to repayment before any proceeds can be paid to our stockholders.

We are required to obtain the consent of a certain existing investor to future financings through November 8, 2017, which may hinder our ability to obtain future financing.

Until November 8, 2017, without the prior written consent of the holder of our Series D and Series F Convertible Preferred Stock, so long as it owns a total of 2,000 shares of Series D and Series F Convertible Preferred Stock, the Company shall not issue any Common Stock or securities convertible into or exercisable for shares of Common Stock (or modify any of the foregoing which may be outstanding) to any person or entity.

In order to obtain this investor's consent for any future offerings, the Company may be required for future financings to provide them with concessions on terms that are unfavorable to the Company and there is no guarantee that the Company will be able to obtain this investor's consent at all. If the Company is unable to obtain additional capital, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

We have a history of operating losses and expect to continue incurring losses for the foreseeable future.

Our net losses for the years ending December 31, 2016 and 2015 were $20,436,496 and $40,482,802, respectively. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we develop our network, expand our markets, undertake acquisitions, acquire spectrum licenses and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses. If we are unable to execute our business strategy and grow our business, either as a result of the risks identified in this section or for any other reason, our business, prospects, financial condition and results of operations will be adversely affected.

Cash and cash equivalents represent one of our largest assets and we may be at risk of being uninsured for a large portion of such assets.

As of December 31, 2016, we had approximately $12.3 million in cash and cash equivalents with one large financial banking institution. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If the institution at which we have placed our funds were to become insolvent or fail, we could be at risk for losing a substantial portion of our cash deposits, or incur significant time delays in obtaining access to such funds. In light of the limited amount of federal insurance for deposits, even if we were to spread our cash assets among several institutions, we would remain at risk for the amount not covered by insurance.

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

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The Company’s consolidated financial statements for the year ended December 31, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2016, the Company had cash and cash equivalents of approximately $12.3 million and working capital of approximately $8.9 million. The Company has incurred significant operating losses since inception and continues to generate losses from operations and as of December 31, 2016, the Company had an accumulated deficit of $176.7 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Management has also evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016, describing the existence of substantial doubt about our ability to continue as a going concern.

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

Our Chief Financial Officer is not required to work exclusively for us, which could materially and adversely affect us and our business.

Frederick Larcombe, our Chief Financial Officer, is not required to work exclusively for us and does not devote all of his time to our operations. Since the start of his employment, he has devoted approximately 50 hours a week of his time to the operation of our business. He also serves as Chief Financial Officer of Rittenhouse Foods, Inc. (a privately owned food distribution company) and InterCore, Inc. (OTCPink: ICOR) (a publicly-held developer of software to monitor fatigue) and provides financial services to other companies. It is possible that his pursuit of other activities may slow our operations and impact our ability to timely complete our financial statements.

Risks Relating to Fixed Wireless Services

We may be unable to successfully execute any of our current or future business strategies.

In order to pursue business strategies, we will need to continue to build our infrastructure and strengthen our operational capabilities. Our ability to do these successfully could be affected by any one or more of the following factors:

●	the ability of our equipment, our equipment suppliers or our service providers to perform as we expect;

●	the ability of our services to achieve market acceptance;

●	our ability to manage third party relationships effectively;

●	our ability to identify suitable locations and then negotiate acceptable agreements with building owners so that we can establish PoPs on their rooftops;

●	our ability to work effectively with new customers to secure approval from their landlord to install our equipment;

●	our ability to effectively manage the growth and expansion of our business operations without incurring excessive costs, high employee turnover or damage to customer relationships;

●	our ability to attract and retain qualified personnel, especially individuals experienced in network operations and engineering;

●	equipment failure or interruption of service which could adversely affect our reputation and our relations with our customers;

●	our ability to accurately predict and respond to the rapid technological changes in our industry; and

●	our ability to raise additional capital to fund our growth and to support our operations until we reach profitability.

Our failure to adequately address any one or more of the above factors could have a significant adverse impact on our ability to execute our business strategy and the long-term viability of our business.

We depend on the continued availability of leases and licenses for our communications equipment.

We have constructed proprietary networks in each of the markets we serve by installing antennae on rooftops, cellular towers and other structures pursuant to lease or license agreements to send and receive wireless signals necessary for the operation of our network. We typically seek initial five-year terms for our leases with three to five-year renewal options. Such renewal options are generally exercisable at our discretion before the expiration of the current term. If these leases are terminated or if the owners of these structures are unwilling to continue to enter into leases or licenses with us in the future, we would be forced to seek alternative arrangements with other providers. If we are unable to continue to obtain or renew such leases on satisfactory terms, our business would be harmed.

We may not be able to attract and retain customers if we do not maintain and enhance our brand.

We believe that our brand is critical part to our success. Maintaining and enhancing our brand may require us to make substantial investments with no assurance that these investments will be successful. If we fail to promote and maintain the “Towerstream” brand, or if we incur significant expenses in this effort, our business, prospects, operating results and financial condition may be harmed. We anticipate that maintaining and enhancing our brand will become increasingly important, difficult and expensive and we may not be able to do so.

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

We may experience quality deficiencies, cost overruns and delays in implementing network improvements and completing maintenance and upgrade projects. Portions of these projects may not be within our control or the control of our contractors. Our network requires the receipt of permits and approvals from numerous governmental bodies. Such bodies often limit the expansion of transmission towers and other construction necessary for our business. Failure to receive approvals in a timely fashion can delay system rollouts and raise the cost of completing projects. In addition, we are typically required to obtain rights from land, building or tower owners to install antennae and other equipment to provide service to our customers. We may not be able to obtain, on terms acceptable to us, or at all, the rights necessary to construct our network and expand our services.

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

We provide our services in some markets by using spectrum obtained through licenses or long-term leases. Obtaining licensed spectrum can be a long and difficult process that can be costly and require substantial management resources.  Securing licensed spectrum may subject us to increased operational costs, greater regulatory scrutiny and arbitrary government decision making and we may be unable to secure such licensed spectrum.

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

●	changes in promotions and new marketing or sales initiatives;

●	new competitors entering the markets in which we offer service;

●	a reduction in the quality of our customer service billing errors;

●	a change in our fee structure: and

●	existing competitors whose services may be less expensive.

An increase in customer churn can lead to slower customer growth, increased costs and a reduction in our revenues.

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

If our business and markets continue to grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product and service offerings, and in integrating acquired increased demands could interrupt or adversely affect our operations and cause backlogs and administrative inefficiencies. businesses discussed below. Such events would increase demands on our existing management, workforce and facilities. Failure to satisfy

The success of our business depends on the contributions of key personnel and our ability to attract, train and retain highly qualified personnel.

We are highly dependent on the continued services of our key personnel across all facets of operations. We do not have an employment agreement with any of these individuals except for our Chief Executive Officer and Chief Operating Officer. We cannot guarantee that any of these persons will stay with us for any definite period. Loss of the services of any of these individuals could adversely impact our operations. We do not maintain policies of "key man" insurance on our executives.

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

In addition, such acquisitions involve a number of other risks, including:

●	failure to obtain regulatory approval for such acquisitions;

●	failure of the acquired businesses to achieve expected results;

●	integration difficulties could increase customer churn and negatively affect our reputation;

●	diversion of management’s attention and resources to acquisitions;

●	failure to retain key personnel of the acquired businesses;

●	disappointing quality or functionality of acquired equipment and personnel; and

●	risks associated with unanticipated events, liabilities or contingencies.

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

We depend on a limited number of third party suppliers to produce and deliver products required for our networks. If these companies fail to perform or experience delays, shortages or increased demand for their products or services, we may face a shortage of components, increased costs, and may be required to suspend our network deployment and our service introduction.  We also depend on a limited number of third parties to install and maintain our network facilities. We do not maintain any long-term supply contracts with these manufacturers. If a manufacturer or other provider does not satisfy our requirements, or if we lose a manufacturer or any other significant provider, we may have insufficient network equipment for delivery to customers and for installation or maintenance of our infrastructure. Such developments could force us to suspend the deployment of our network and the installation of new customers thus impairing future growth.

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

Risks Relating to Discontinued Operations

We may incur additional charges in connection with our decision to exit the shared wireless infrastructure business, and any additional costs would adversely impact our cash flows.

During the fourth quarter of 2015, we determined to exit the shared wireless infrastructure business and curtailed activity in our smaller markets. In connection with this decision, we recognized charges in the fourth quarter of 2015 aggregating approximately $5,359,000, consisting of approximately $3,284,000 of estimated cost to settle our lease obligations, $1,618,000 to write-off network assets which could not be redeployed into the fixed wireless network and writing off $456,000 of deferred acquisition costs and security deposits which are not expected to be recovered.

During the first quarter of 2016, we sold the majority of network locations in New York City, our largest market, to a major cable company. We also determined that we would not be able to sell the remaining network locations in New York City.  As a result, we recognized charges totaling $1,585,319 in the first quarter of 2016 which included $453,403 representing the estimated cost to settle lease obligations, $528,364 to write off network assets which could not be redeployed into the fixed wireless network, $110,500 related to security deposits which are not expected to be recovered, and $493,052 related to the accelerated expensing of deferred acquisition costs. These costs were partially offset by a $1,244,284 reduction in the accrual for terminated lease obligations that was recorded in the fourth quarter of 2015. This reduction reflects the outcome of settlements negotiated in the first quarter of 2016 with certain landlords.  As of December 31, 2016, and based upon negotiations, settlements, and experiences through that date, the Company had reduced that remaining estimated liability by $1,557,626 to $1,240,000 and reduced operating expenses for the year ended December 31, 2016 by the same amount.

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

The Open Internet order also adopted rules prohibiting broadband service providers from: (1) blocking access to legal content, applications, services or non-harmful devices; (2) impairing or degrading lawful Internet traffic on its basis, content, applications or services; or (3) favoring certain Internet traffic over other traffic in exchange for consideration. Depending on how the Open Internet rules are implemented, the Open Internet order could limit our ability to manage customers’ use of our networks, thereby limiting our ability to prevent or address customers’ excessive bandwidth demands. To maintain the quality of our network and user experience, we may manage the bandwidth used by our customers’ applications, in part by restricting the types of applications that may be used over our network. The FCC Open Internet regulations may constrain our ability to employ bandwidth management practices. Excessive use of bandwidth-intensive applications would likely reduce the quality of our services for all customers. Such decline in the quality of our services could harm our business.

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

Risks Relating to Our Secured Indebtedness

Our cash flows and capital resources may be insufficient to meet minimum balance requirements or to make required payments on our secured indebtedness, which is secured by substantially all of our assets.

In October 2014, we entered into a loan agreement which provided us with a five-year $35,000,000 term loan. As of December 31, 2016, we had $33,290,995 of principal and interest outstanding under the terms of this loan. We have agreed to maintain a minimum balance of cash or cash equivalents equal to or greater than $6,500,000 at all times throughout the term of the loan. As of December 31, 2016, we had approximately $12,272,444 in cash and cash equivalents with one large financing banking institution. The loan bears interest payable in cash at a rate equal to the greater of (i) the sum of the one month LIBOR rate on each payment date plus 7% or (ii) 8% per annum, and additional paid in kind (“PIK”), or deferred, interest that accrues at 4% per annum.

In November 2016, $5,000,000 of principal and accrued interest obligations in connection with this loan was converted into our Series D Convertible Preferred Stock. This had the effect of reducing principal by $4,935,834 and given interest rates we experienced during the year ended December 31, 2016, reduced annual interest expense by approximately $592,000 and annual cash interest payments by approximately $395,000.

We recorded interest expense of $4,497,945 and $4,360,042 for the years ended December 31, 2016 and 2015, respectively. Of those amounts, we paid to the lender $2,955,853 and $2,906,695 and, in accordance with the provisions of the loan agreement, added $1,499,315 and $1,453,347 to the principal amount of the loan during the years ended December 31, 2016 and 2015, respectively.

Our indebtedness could have important consequences. For example, it could:

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

In addition, our ability to meet minimum balance requirements, make scheduled payments or refinance our obligations depends on our successful financial and operating performance, cash flows and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond our control. These factors include, among others:

●	economic and demand factors affecting our industry;

●	pricing pressures;

●	increased operating costs;

●	competitive conditions; and

●	other operating difficulties.

If our cash flows and capital resources are insufficient to fund our minimum balance requirements or debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. Our obligations pursuant to our long-term debt agreement are secured by a security interest in all of our assets, exclusive of capital stock of the Company, certain capital leases, certain contracts and certain assets secured by purchase money security interests. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We also may not be able to restructure our indebtedness on favorable economic terms, if at all.

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

Although we are currently in compliance with the covenants contained in the debt agreement, if we fail to comply with the restrictions in our long-term debt agreement, a default may allow the lender under the relevant instruments to accelerate the related debt and to exercise their remedies under these agreements, which will typically include the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, to exercise any remedies the lender may have to foreclose on assets that are subject to liens securing that debt and to terminate any commitments they had made to supply further funds. The long-term debt agreement governing our indebtedness also contains various covenants that may limit our ability to pay dividends.

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

Risks Relating to Our Common Stock

Our Common Stock is quoted on the OTCQB which may have an unfavorable impact on our stock price and liquidity.

Our Common Stock is quoted on the OTCQB. The OTCQB is an automated quotation service operated by OTC Markets, LLC. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, in part because of the inability or unwillingness of certain investors to acquire shares of common stock not traded on a national securities exchange, and could depress the trading price of our common stock and have a long-term adverse impact on our ability to raise capital in the future.

Our Common Stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in our Common Stock cumbersome and may reduce the value of an investment in our Common Stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction.  Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our Common Stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

In November 2010, we adopted a rights plan (the “Rights Plan”) and declared a dividend distribution of twenty preferred share purchase rights for each outstanding share of Common Stock as of the record date on November 24, 2010. Each right, when exercisable, entitles the registered holder to purchase one-hundredth (1/100th) of a share of Series A Preferred Stock, par value $0.001 per shares of the Company at a purchase price of $18 per one-hundredth (1/100th) of a share of the Series A Preferred Stock, subject to certain adjustments. The rights will generally separate from the Common Stock and become exercisable if any person or group acquires or announces a tender offer to acquire 15% or more of our outstanding Common Stock without the consent of our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors. In addition, we are governed by provisions of Delaware law that may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us.

The provisions in our charter, bylaws, Rights Plan and under Delaware law related to the foregoing could discourage takeover attempts that our stockholders would otherwise favor, or otherwise reduce the price that investors might be willing to pay for our Common Stock in the future.

Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

If our stockholders sell substantial amounts of our Common Stock in the public market, including upon the expiration of any statutory holding period under Rule 144 or registration for resale, or issued upon the conversion of preferred stock, if any, or exercise of warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our Common Stock could fall.  As of December 31, 2016, we had 18,327,264 shares of Common Stock issued and outstanding. As of December 31, 2016, we had 180,000 shares underlying warrants that have been registered for resale pursuant to an effective registration statement on Form S-3 (File No. 212437) and 7,500,000 shares of Common Stock underlying our Series D Convertible Preferred Stock and 2,000,000 shares of common stock underlying our Series E Convertible Preferred Stock that have been registered for resale pursuant to an effective registration statement on Form S-3 (File No. 214795). The existence of an overhang, whether or not sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate more difficult.

The rights of our common stockholders are limited by and subordinate to the rights of the holders of Series D Convertible Preferred Stock and Series E Convertible Preferred Stock; these rights may have a negative effect on the value of shares of our Common Stock.

The holders of our outstanding shares of Series D Convertible Preferred Stock and Series E Preferred Stock have rights and preferences generally superior to those of our holders of Common Stock. The existence of these superior rights and preferences may have a negative effect on the value of shares of our Common Stock. These rights are more fully set forth in the certificates of designations governing these instruments, and include, but are not limited to:

●	the right to receive a liquidation preference, prior to any distribution of our assets to the holders of our Common Stock; and

●	the right to convert into shares of our Common Stock at the conversion price set forth in the certificates of designations governing the respective Preferred Stock, which may be adjusted.

Item 1B - Unresolved Staff Comments.

None.

Item 2 - Properties.

We do not own any real property.

Our executive offices are located at 88 Silva Lane in Middletown, Rhode Island, where we lease approximately 29,000 square feet of space. The majority of our employees work at this location including our finance and administrative, engineering, information technology, customer care and retention, and sales and marketing personnel. Rent payments totaled approximately $390,000 in 2016 and escalate by 3% annually reaching $416,970 for 2019. Our lease expires on December 31, 2019 with an option to renew for an additional five-year term through December 31, 2024.

Item 3 - Legal Proceedings.

There are no significant legal proceedings pending, and we are not aware of any material proceeding contemplated by a governmental authority, to which we are a party or any of our property is subject.

Item 4 - Mine Safety Disclosures.

Not applicable

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the NASDAQ Capital Market under the symbol TWER from May 31, 2007 until November 30, 2016. Effective December 1, 2016, the Company moved to trade on OTCQB under the symbol TWER. The following table sets forth the high and low sales prices as reported on the NASDAQ Capital Market for the period from January 1, 2015 through November 30, 2016 and OTCQB from December 1, 2016 through December 31, 2016. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On July 7, 2016, the Company effected a one-for-twenty reverse stock split of its common stock. Consequently, per share amounts disclosed below have been retroactively adjusted for all periods presented.

Fiscal Year 2016	HIGH	LOW

First Quarter	$8.00	$2.00
Second Quarter	$11.40	$2.40
Third Quarter	$4.17	$1.18
Fourth Quarter	$1.56	$0.18

Fiscal Year 2015	High	Low

First Quarter	$51.00	$32.40
Second Quarter	$45.80	$34.40
Third Quarter	$43.00	$20.40
Fourth Quarter	$22.00	$5.60

The last reported sales price of our common stock on the OTCQB on December 31, 2016 was $0.18 and on March 17, 2017, the last reported sales price was $0.17. According to the records of our transfer agent, as of March 17, 2017, there were 48 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2016, securities issued and securities available for future issuance under our 2008 Non-Employee Directors Compensation Plan, our 2007 Equity Compensation Plan, our 2007 Incentive Stock Plan, our 2016 Equity Incentive Plan and our 2016 Non-Executive Incentive Plan were as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,106,889	$5.30	-
Equity compensation plans not approved by security holders	-	$-	-
Total	2,106,889	$5.30	-

Recent Sales of Unregistered Securities.

There were no unregistered securities sold by us during the year ended December 31, 2016 that were not otherwise disclosed by us during the year in a Quarterly Report on Form 10-Q, a Current Report on Form 8-K, or within this Report on Form 10-K.

Recent Repurchases of Securities.

None.

Item 6 - Selected Financial Data.

Not applicable

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Characteristics of our Revenues and Expenses

We offer broadband services under agreements for periods normally ranging between one to three years. Pursuant to these agreements, we bill customers on a monthly basis, in advance, for each month of service. Payments received in advance of services performed are recorded as deferred revenues and recognized as revenue ratably over the service period.

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

Overview - Shared Wireless Infrastructure

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”), to operate a new business designed to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Hetnets built a carrier-class network which offered a shared wireless infrastructure platform, primarily for (i) co-location of customer owned antenna and related equipment and (ii) Wi-Fi access and offloading. The Company referred to this as its “Shared Wireless Infrastructure” or “Shared Wireless” business. During the fourth quarter of 2015, the Company determined to exit this business and curtailed activities in its smaller markets. The remaining network, located in New York City (or “NYC”), was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and continuing into the first quarter of 2016 to sell the NYC network.

As further described in Note 4 to our consolidated financial statements, on March 9, 2016, the Company completed a sale and transfer of certain assets to the major cable company (the “Buyer”). The asset purchase agreement ("Agreement") provided that the Buyer would assume certain rooftop leases in NYC and acquire ownership of the Wi-Fi access points and related equipment associated with operating the network. The Company retained ownership of all backhaul and related equipment and the parties entered into a backhaul services agreement under which the Company will provide bandwidth to the Buyer at the locations governed by the leases. The Agreement is for a three-year period with two, one year renewals and is cancellable by the Buyer on sixty days’ notice. The operating results and cash flows for Hetnets have been presented as discontinued operating results in these consolidated financial statements. Assets associated with the NYC network were presented as Assets Held for Sale as of December 31, 2015.

Reverse Stock Split

On July 7, 2016, the Company effected a one-for-twenty reverse stock split of its common stock. Consequently, all earnings per share and other share related amounts and disclosures have been retroactively adjusted for all periods presented.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Continuing Operations – Fixed Wireless

Revenues. Revenues totaled $26,895,613 during the year ended December 31, 2016 compared to $27,905,023 during the year ended December 31, 2015 representing a decrease of $1,009,410, or 4%. The decrease principally related to a 7% decrease in the base of customers billed on a monthly recurring basis offset by a 3% increase in rates charged to customers.

Customer Churn. Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.70% during the year ended December 31, 2016 compared to 1.87% during the year ended December 31, 2015. Effective January 1, 2016, we have modified our methodology to conform to common practice in the telecommunications industry. Revenue adjustments associated with customers who are modifying the (i) amount of their bandwidth or (ii) the pricing terms of their contract will no longer be included in the calculation of customer churn. Customer churn calculated under the previous methodology would have totaled 2.00% and 2.07% for the years ended December 31, 2016 and 2015, respectively. Churn levels can fluctuate from period to period depending upon whether customers move to a location not serviced by the Company, go out of business, or a myriad of other reasons.

Infrastructure and Access. Infrastructure and access totaled $10,294,523 for the year ended December 31, 2016 compared to $10,073,835 for the year ended December 31, 2015 representing an increase of $220,688, or 2%. The increase primarily relates to our tower rental expense.

Depreciation and Amortization. Depreciation and amortization totaled $10,875,935 during the year ended December 31, 2016 compared to $9,643,583 during the year ended December 31, 2015 representing an increase of $1,232,352 or 13%. Depreciation expense totaled $9,417,612 during the year ended December 31, 2016 compared to $9,251,311 during the year ended December 31, 2015 representing an increase of $166,301, or 2%. The increase primarily related to the transfer of certain assets during the first quarter of 2016 from discontinued operations to continuing operations.

Amortization expense totaled $1,458,323 during the year ended December 31, 2016 compared to $392,272 during the year ended December 31, 2015 representing an increase of $1,066,051, or more than 100%. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods. The increase related entirely to amortization associated with the shared wireless infrastructure transaction described in the section above which closed in March 2016.

Network Operations. Network operations totaled $5,185,105 for the year ended December 31, 2016 compared to $5,192,117 for the year ended December 31, 2015 representing a decrease of $7,012, or less than 1%. Payroll costs totaled $2,923,145 in the 2016 period compared to $2,860,803 in the 2015 period representing an increase of $62,342 or 2%. Information technology support expenses totaled $922,684 in the 2016 period compared to $1,044,683 in the 2015 period representing a decrease of $121,999 or 12%, as the Company internally absorbed certain functions that were previously provided by third parties. Network support costs totaled $638,266 for the year ended December 31, 2016 compared to $745,849 for the year ended December 31, 2015 representing a decrease of $107,583, or 14%. These costs can fluctuate from period to period and the dollar change is not meaningful.

Customer Support. Customer support totaled $1,858,314 for the year ended December 31, 2016 compared to $2,500,553 for the year ended December 31, 2015 representing a decrease of $642,239, or 26%. Payroll expense totaled $1,629,230 during the 2016 period compared to $2,087,457 during the 2015 period representing a decrease of $458,227, or 22%. Average headcount was lower in the 2016 period as the Company consolidated departments and improved efficiencies. Other customer support costs totaled $229,084 for the year ended December 31, 2016 compared to $413,096 for the year ended December 31, 2015 representing a decrease of $184,012, or 45%. This decrease was principally attributable to lower customer troubleshooting costs which can fluctuate from period to period.

Sales and Marketing. Sales and marketing expenses totaled $3,936,915 during the year ended December 31, 2016 compared to $6,034,383 during the year ended December 31, 2015 representing a decrease of $2,097,468, or 35%. Payroll costs totaled $2,591,201 during the 2016 period compared to $4,032,684 during the 2015 period representing a decrease of $1,441,483, or 36%. The decrease related to lower headcount in connection with the closing of our sales office in Florida as well as additional sales reductions made at our corporate headquarters in the first quarter of 2016. Advertising expenses totaled $245,230 during the 2016 period as compared to $1,052,623 during the 2015 period representing a decrease of $807,393, or 77%. The Company has significantly reduced its Internet marketing initiatives in connection with its current marketing focus on specific businesses in certain connected buildings rather than marketing broadly to all businesses in a market. Outside commissions totaled $792,365 in the 2016 period compared to $603,529 in the 2015 period representing an increase of $188,836, or 31%. The increase relates almost exclusively to the Company’s residual program which pays continuing commissions as long as the referred business is a customer.

General and Administrative. General and administrative expenses totaled $7,777,657 during the year ended December 31, 2016 compared to $7,050,526 during the year ended December 31, 2015 representing an increase of $727,131 or 10%. Stock based compensation totaled $1,518,134 during the 2016 period compared to $1,024,246 during the 2015 period representing an increase of $493,888, or 48%. Stock-based compensation can fluctuate significantly from period to period depending on the timing, quantity and valuation of stock option grants. Payroll costs increased to $1,995,023 in the 2016 period compared to $1,968,550 in the 2015 period representing an increase of $26,473, or 1%. The increase related to severance payments to our former Chief Executive Officer. Public company fees totaled $1,129,646 during the 2016 period compared to $444,937 during the 2015 period representing an increase of $684,709, or more than 100%. This increase related primarily to additional services provided by investor relation firms during 2016. Professional services fees totaled $1,482,556 for the year ended December 31,2016 compared to $1,187,948 for the year ended December 31, 2015 representing an increase of $294,608, or 25%. This increase related primarily to the restructuring of the business during 2016. Corporate travel expenses totaled $95,615 in the 2016 period compared to $405,423 in the 2015 period representing a decrease of $309,808, or 76%. The decrease related to the cancellation of the Company's President’s Club trip for top performers and lower travel expenses at the executive level. Customer related expenses decreased by approximately $101,622 in the 2016 period due to lower bad debt expense compared to the 2015 period.

Loss on Extinguishment of Debt. Loss on extinguishment of debt totaled $500,000 for the year ended December 31, 2016 compared with zero for the year ended December 31, 2015 representing an increase of $500,000, or 100%. This charge relates to the exchange of $5,000,000 in long-term debt for Series D Convertible Preferred Stock as more fully described in Note 9, Long-Term Debt and Note 10(j), Capital Stock, in the financial statements.

Interest Expense, Net. Interest expense, net totaled $6,605,222 during the year ended December 31, 2016 compared to $6,652,786 during the year ended December 31, 2015 representing a decrease of $47,564 or approximately 1%. Cash and non-cash interest expense in 2016 totaled $2,998,629 and $3,494,262, respectively. Cash and non-cash interest expense in 2015 totaled $2,906,695 and $3,539,722, respectively. Such decreases are attributable to the $5,000,000 reduction of debt as more fully described in Note 9, Long-Term Debt. Non-cash interest expense included payment-in-kind interest, and the amortization of (i) debt issuance costs, and (ii) discounts associated with (a) original issuance pricing and (b) fair value of warrants issued in connection with the financing.

Loss from Continuing Operations. Loss from continuing operations totaled $20,194,721 during the year ended December 31, 2016 compared to $19,205,198 during the year ended December 31, 2015 representing an increase of $989,523, or 5%.

Deemed Dividend. This deemed dividend of $1,721,745 during the year ended December 31, 2016 is related to modifications of the conversion terms of the Series D Convertible Preferred Stock. There were no similar transactions during the prior year.

Discontinued Operations – Shared Wireless

The captions discussed below can be found in Note 4, Discontinued Operations, in the financial statements.

Revenues. Revenues for the Shared Wireless business totaled $553,302 during the year ended December 31, 2016 compared to $3,370,181 during the year ended December 31, 2015 representing a decrease of $2,816,879 or 84%. The decrease primarily related to our contract with a major cable company which was terminated in March 2016 resulting in only two months of revenue in the 2016 period compared to twelve months of revenue in the 2015 period.

Infrastructure and Access. Infrastructure and access totaled $965,596 during the year ended December 31, 2016 compared to $19,292,571 during the year ended December 31, 2015 representing a decrease of $18,326,975, or 95%. During the quarter ended December 31, 2016, we determined that our liability for leases agreements related to discontinued operations should be reduced by $1,557,626 to $1,240,000 to reflect the revised estimate of the remaining obligations in connection with those leases. Loss on fixed assets totaled $528,364 during the year ended December 31, 2016 compared to zero during the year ended December 31, 2015. During the first quarter of 2016, the Company sold certain network infrastructure assets to a major cable company. The Company determined to shut down the remaining network locations and recognized a loss of $528,364 which represented the net book value of capitalized installation costs as well as equipment which could not be redeployed into the fixed wireless network.

Depreciation. Depreciation totaled $638,681 during the year ended December 31, 2016 compared to $4,032,219 during the year ended December 31, 2015 representing a decrease of $3,393,538 or 84%. All business activities associated with the shared wireless business were terminated during the first quarter of 2016.

Network Operations. Network operations totaled $192,947 during the year ended December 31, 2016 compared to $793,886 during the year ended December 31, 2015 representing a decrease of $600,939, or 76%. Certain costs were incurred in the 2016 period related to the termination of the business. The 2015 period primarily related to payroll expenses.

Customer Support. Customer support services totaled $69,804 during the year ended December 31, 2016 compared to $383,155 during the year ended December 31, 2015 representing a decrease of $313,351 or 82%. The business was terminated in early March 2016.

Sales and Marketing. Sales and marketing expenses totaled $246 during the year ended December 31, 2016 compared to $145,954 during the year ended December 31, 2015 representing a decrease of $145,708, or 100%. The decrease reflects a lack of sales and marketing efforts prior to terminating the business in March 2016.

General and Administrative. General and administrative expenses totaled $105,545 during the year ended December 31, 2016 compared to zero during the year ended December 31, 2015. The increase reflects professional services fees incurred in the 2016 period for terminating the business.

Loss from Discontinued Operations. Loss from discontinued operations for the year ended December 31, 2016 totaled $241,775 compared to $21,277,604 for the year ended December 31, 2015 representing an increase of $21,035,829. Infrastructure and access costs decreased by $18,326,975 and depreciation decreased by $3,393,538. Gain on sale of assets increased by $1,177,742.

Liquidity and Capital Resources

Changes in capital resources during the years ended December 31, 2016 and 2015 are described below.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2016, we had cash and cash equivalents of approximately $12.3 million and working capital of approximately $8.9 million. We have incurred significant operating losses since inception and continues to generate losses from operations and as of December 31, 2016, we have an accumulated deficit of $176.7 million. These matters raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Management has also evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

Historically, we have financed our operation through private and public placement of equity securities, as well as debt financing and capital leases. Our ability to fund our longer term cash requirements is subject to multiple risks, many of which are beyond our control. We intend to raise additional capital, either through debt or equity financings or through the potential sale of our assets in order to achieve our business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that we will be able to do so. There is no assurance that any funds raised will be sufficient to enable us to attain profitable operations or continue as a going concern. To the extent that we are unsuccessful, we may need to curtail or cease our operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

On June 20, 2016, the Company raised $2,280,000 in a private placement offering of common stock and warrants and received net proceeds of $2,236,250.

On July 7, 2016, the Company raised $1,250,000 in a private placement offering of convertible preferred stock and warrants and received net proceeds of $1,194,737.

On September 12, 2016, the Company raised $4,000,000 in a registered public offering of common shares and received net proceeds of $3,378,280.

On November 1, 2016, the underwriter of the September 12, 2016 registered public offering exercised an over-allotment option and the Company raised $600,000 from the sale of common stock and received net proceeds of $528,150.

On November 8, 2016, the Company entered into a series of agreements wherein $5,000,000 of the Company’s senior secured debt due to Melody Business Financing, LLC was canceled and the Company simultaneously issued 1,000 shares of Series D Convertible Preferred Stock and warrants to purchase 4,000,000 shares of common stock at an exercise price of $1.15 per share.  The cancellation of that debt serves to reduce the balloon payment due in October 2019 by that amount and reduce interest payments by $400,000 on an annual basis.

On November 22, 2016, the Company raised $1,000,000 in a private placement offering of preferred stock and received net proceeds of $827,635.

Continuing Operations

Net Cash Used In Operating Activities. Net cash used in operating activities for the year ended December 31, 2016 totaled $6,188,647 compared to $4,357,230 for the year ended December 31, 2015 representing an increase of $1,831,417, or 42%. Revenues generated from continuing operations were $1,009,410 lower in the 2016 period which adversely impacted cash flows available to support operating activities. Cash operating expenses incurred from continuing operations were $176,580 lower in the 2016 period which positively impacted cash flows available to support operating activities.

Net Cash Used in Investing Activities. Net cash used in investing activities for the year ended December 31, 2016 totaled $2,322,429 compared to $6,495,881 for the year ended December 31, 2015 representing a decrease of $4,173,452, or 64%. Cash capital expenditures totaled $2,361,601 in the 2016 period compared to $6,487,040 in the 2015 period representing a decrease of $4,125,439, or 64%. The Company was able to redeploy certain equipment from its discontinued operations to support its continuing operations, thereby lowering capital expenditures in the 2016 period. Capital expenditures can fluctuate from period to period depending upon the number of customer additions and upgrades, network construction activity related to increasing capacity or coverage, and other related reasons.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities for the year ended December 31, 2016 totaled $7,213,677 compared to net cash used in financing activities of $973,819 for the year ended December 31, 2015 representing an increase of $8,187,496. During the 2016 period, we completed three common stock offerings which resulted in net proceeds of $6,142,680 and two preferred stock offerings which resulted in net proceeds of $2,022,372.

Discontinued Operations

Net Cash Used In Operating Activities. Net cash used in operating activities for the year ended December 31, 2016 totaled $1,546,688 compared to $10,896,524 for the year ended December 31, 2015 representing a decrease of $9,349,836, or 86%. Operating activities for the discontinued business were terminated in March 2016 which resulted in lower cash requirements for the 2016 period.

Net Cash Used in Investing Activities. Net cash used in investing activities for the year ended December 31, 2016 were zero compared to $187,524 for the year ended December 31, 2015 representing a decrease of $187,524. Cash capital expenditures totaled $187,524 in the 2015 period compared to zero in the 2016 period which reflected the Company’s decision to exit the shared wireless infrastructure business.

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

On March 9, 2016, the Company completed a sale and transfer of certain assets to a major cable company (the “Buyer”). The asset purchase agreement ("Agreement") provided that the Buyer would assume certain rooftop leases in NYC and acquire ownership of the Wi-Fi access points and related equipment associated with operating the network. The Company retained ownership of all backhaul and related equipment and the parties entered into a backhaul services agreement under which the Company provides internet bandwidth to the Buyer at the locations governed by the leases. The agreement is for a three-year period with two, one year renewals and is cancellable by the Buyer on sixty days’ notice. The net effect of the Buyer (i) assuming certain rooftop leases, (ii) entering into a backhaul services agreement, and (iii) terminating the access agreement is projected to result in a net reduction in cash requirements of approximately $6,000,000 annually. During the first quarter of 2016, the Company determined that it would not be able to sell the remainder of the NYC network, and accordingly, all remaining assets are being redeployed into the fixed wireless network or written off. The operating results and cash flows for Hetnets have been reclassified and presented as discontinued operating results for all periods presented in these consolidated financial statements. Assets associated with the NTC network were presented as Assets Held for Sale as of December 31, 2015.

Other Considerations

Debt Financing. In October 2014, we entered into a loan agreement (the “Loan Agreement”) with Melody Business Finance, LLC (the “Lender”). The Lender provided us with a five-year $35,000,000 secured term loan (the “Financing”). The Financing was issued at a 3% discount and the Company incurred $2,893,739 in debt issuance costs. Net proceeds were $31,056,260.

The loan bears interest at a rate equal to the greater of (i) the sum of the most recently effective one month LIBOR as in effect on each payment date plus 7% or (ii) 8% per annum, and additional paid in kind (“PIK”), or deferred, interest that accrues at 4% per annum.

The aggregate principal amount outstanding plus all accrued and unpaid interest is due in October 2019. The Company has the option of making principal payments (i) on or before October 16, 2016 (the “Second Anniversary”) but only for the full amount outstanding and (ii) after the Second Anniversary in minimum amount(s) of $5,000,000 plus multiples of $1,000,000.

In connection with the Loan Agreement and pursuant to a Warrant and Registration Rights Agreement, we issued warrants (the “Warrants”) to purchase 180,000 shares of common stock of which two-thirds have an exercise price of $25.20 and one-third have an exercise price of $0.20, subject to standard anti-dilution provisions. The Warrants have a term of seven and a half years.

Impact of Inflation, Changing Prices and Economic Conditions

Pricing for many technology products and services have historically decreased over time due to the effect of product and process improvements and enhancements. In addition, economic conditions can affect the buying patterns of customers. While our customer base experienced a decline during 2016, our overall pricing increased by 3% during that same period. Customers continued to place a premium on value and performance. Pricing of services continued to be a focus for prospective buyers with multi-point and midrange product pricing remaining steady while competition for high capacity links intensified. In part, pressure on high capacity links was due to decreased costs for equipment and some competitors willing to sacrifice margins. We believe that our customers will continue to upgrade their bandwidth service. The continued migration of many business activities and functions to the Internet, and growing use of cloud computing should also result in increased bandwidth requirements over the long term. Inflation has remained relatively modest and has not had a material impact on our business in recent years.

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

Revenue Recognition

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

Long-Lived Assets

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

Goodwill

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

Asset Retirement Obligations

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as “Special Purposes Entities.”

Recent Accounting Pronouncements

Recent accounting pronouncements applicable to our financial statements are described in Note 3 to our financial statements titled Basis of Presentation and Summary of Significant Accounting Policies which is included elsewhere in this document.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

Market Rate Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary market risk relates to interest rates. At December 31, 2016, all cash and cash equivalents are immediately available cash balances. A portion of our cash and cash equivalents are held in institutional money market funds.

Interest Rate Risk

Our interest rate risk exposure is to a decline in interest rates which would result in a decline in interest income. Due to our current market yields, a further decline in interest rates would not have a material impact on earnings.

Foreign Currency Exchange Rate Risk

We do not have any material foreign currency exchange rate risk.

Item 8 - Financial Statements and Supplementary Data.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Towerstream Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Towerstream Corporation and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ (deficit)/equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Towerstream Corporation and Subsidiaries, as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 31, 2017

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$12,272,444	$15,116,531
Accounts receivable, net of reserves for uncollectable accounts of $64,824 and $92,863, respectively	505,074	308,551
Prepaid expenses and other current assets	434,444	474,029
Current assets of discontinued operations	231,978	1,248,569
Current assets held for sale	-	5,315,107
Total Current Assets	13,443,940	22,462,787

Property and equipment, net	15,252,357	21,235,384

Intangible assets, net	3,652,490	1,273,030
Goodwill	1,674,281	1,674,281
Other assets	369,769	384,357
Total Assets	$34,392,837	$47,029,839

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Accounts payable	$323,625	$877,134
Accrued expenses	911,210	1,629,218
Deferred revenues	1,161,520	1,486,754
Current maturities of capital lease obligations	791,009	992,690
Current liabilities of discontinued operations	1,240,000	3,907,368
Deferred rent	110,738	63,012
Total Current Liabilities	4,538,102	8,956,176

Long-Term Liabilities
Long-term debt, net of debt discounts and deferred financing costs of $1,803,742 and $3,744,941, respectively	31,487,253	33,003,962
Capital lease obligations, net of current maturities	158,703	932,826
Other	1,062,237	1,591,188
Total Long-Term Liabilities	32,708,193	35,527,976
Total Liabilities	37,246,295	44,484,152

Commitments (Note 15)

Stockholders' (Deficit)/Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized;
Series A Preferred - No shares issued or outstanding
Series B Convertible Preferred - No shares issued or outstanding	-	-
Series C Convertible Preferred - No shares issued or outstanding	-	-
Series D Convertible Preferred - 1,233 and 0 shares issued and outstanding as of December 31, 2016 and 2015, respectively; Liquidation value of $1,233,000 as of December 31, 2016	2	-
Series E Convertible Preferred - 500,000 and 0 shares issued and outstanding as of December 31, 2016 and 2015, respectively; Liquidation value of $500 as of December 31, 2016	500	-
Series F Convertible Preferred – 1,233 and 0 shares issued and outstanding as of December 31, 2016 and 2015, respectively; Liquidation value of $1,233,000 as of December 31, 2016	1	-
Common stock, par value $0.001; 200,000,000 shares authorized; 18,327,263 and 3,342,391 shares issued and outstanding as of December 31, 2016 and 2015, respectively	18,327	3,343
Additional paid-in-capital	173,782,939	158,761,075
Accumulated deficit	(176,655,227)	(156,218,731)
Total Stockholders' (Deficit)/Equity	(2,853,458)	2,545,687
Total Liabilities and Stockholders' (Deficit)/Equity	$34,392,837	$47,029,839

The accompanying notes are an integral part of these consolidated financial statements

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015

Revenues	$26,895,613	$27,905,023

Operating Expenses
Infrastructure and access	10,294,523	10,073,835
Depreciation and amortization	10,875,935	9,643,583
Network operations	5,185,105	5,192,117
Customer support	1,858,314	2,500,553
Sales and marketing	3,936,915	6,034,383
General and administrative	7,777,657	7,050,526
Loss on extinguishment of debt	500,000	-
Total Operating Expenses	40,428,449	40,494,997
Operating Loss	(13,532,836)	(12,589,974)
Other Income/(Expense)
Interest expense, net	(6,605,222)	(6,652,786)
Loss before income taxes	(20,138,058)	(19,242,760)
(Provision) benefit for income taxes	(56,663)	37,562
Loss from continuing operations	(20,194,721)	(19,205,198)
Loss from discontinued operations
Loss from discontinued operations	(1,419,517)	(21,277,604)
Gain on sale of assets	1,177,742	-
Total loss from discontinued operations	(241,775)	(21,277,604)

Net Loss	(20,436,496)	(40,482,802)
Deemed dividend to Series D preferred stockholders	(1,721,745)	-
Net loss attributable to common stockholders	$(22,158,241)	$(40,482,802)

(Loss) gain per share – basic and diluted
Continuing	$(3.65)	$(5.65)
Discontinued
Operating loss	(0.24)	(6.26)
Gain on sale of assets	0.20	-
Total discontinued	(0.04)	(6.26)
Net loss per common share – Basic and diluted	$(3.69)	$(11.91)

Weighted average common shares outstanding – Basic and diluted	5,997,650	3,396,583

The accompanying notes are an integral part of these consolidated financial statements.

  TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)/EQUITY

For the Years Ended December 31, 2016 and 2015

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Additional Paid-In-
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of January 1, 2015	-	$-	-	$-	-	$-	-	$-	-	$-	3,332,838	$3,333	$157,694,623	$(115,735,929)	$41,962,027
Issuance on various dates during 2015 of 4,830 shares of common stock in connection with the exercise of stock options utilizing a cashless exercise provision	-	-	-	-	-	-	-	-	-	-	4,830	5	(5)	-	-
Issuance at the end of each quarter of a total of 2,838 shares of common stock at an average price of $17.53 per share for proceeds of $49,757 in connection with the employee stock purchase plan	-	-	-	-	-	-	-	-	-	-	2,838	3	49,754	-	49,757
Additional shares issued to participants in the employee stock purchase plan for activity since the plan's inception affected by the rounding provisions of the reverse stock split of July 7, 2016	-	-	-	-	-	-	-	-	-	-	1,884	2	(2)	-	-
Share-based compensation expense for options issued to directors, management, and employees during the current and previous years	-	-	-	-	-	-	-	-	-	-	-	-	1,016,705	-	1,016,705
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(40,482,802)	(40,482,802)
Balance as of December 31, 2015	-	-	-	-	-	-	-	-	-	-	3,342,390	3,343	158,761,075	(156,218,731)	2,545,687
Issuance on June 20, 2016 of 750,000 units consisting of shares of common stock and warrants at $3.04 per unit for gross cash proceeds of $2,280,000, net of transaction costs of $43,750	-	-	-	-	-	-	-	-	-	-	750,000	750	2,235,500	-	2,236,250
Issuance on July 7, 2016 of 892,857 units consisting of shares of Series B Convertible Preferred Stock and warrants at $1.40 per unit for gross cash proceeds of $1,250,000, net of transaction costs of $56,156	892,857	893	-	-	-	-	-	-	-	-	-	-	1,193,844	-	1,194,737
Issuance on July 21 and July 26, 2016 of 446,429 shares of common stock in connection with the conversion of 892,857 shares of Series B Convertible Preferred Stock	(892,857)	(893)	-	-	-	-	-	-	-	-	446,429	446	447	-	-
Issuance on September 12, 2016 of 680,000 shares of Series C Convertible Preferred Stock in exchange for certain outstanding warrants	-	-	680,000	680	-	-	-	-	-	-	-	-	(680)	-	-
Issuance on September 12, 2016 of 2,962,963 shares of common stock at $1.35 per share for gross cash proceeds of $4,000,000, net of transaction costs of $621,720	-	-	-	-	-	-	-	-	-	-	2,962,963	2,963	3,375,317	-	3,378,280
Issuance on various dates between October 10 and October 16, 2016, inclusive, of 680,000 shares of common stock in connection with the conversion of 680,000 shares of Series C Convertible Preferred Stock	-	-	(680,000)	(680)	-	-	-	-	-	-	680,000	680			-
Issuance on November 1, 2016 of 444,444 shares of common stock at $1.35 per share for gross cash proceeds of $600,000, net of transaction costs of $71,850	-	-	-	-	-	-	-	-	-	-	444,444	444	527,706	-	528,150
Issuance on November 8, 2016 of 1,000 shares of Series D Convertibel Preferred Stock with a value of $5,500,000 in exchange for the reduction of $5,000,000 in long-debt, net of transaction costs of $170,264	-	-	-	-	1,000	1	-	-	-	-	-	-	5,329,735	-	5,329,736
Recognition on November 8, 2016 of beneficial conversion feature of $1,375,000 related to the modification of the conversion terms of Series D Convertible Preferred Stock and recorded as a deemed dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance on various dates between November 10 and November 16, 2016, inclusive, of 3,228,264 shares of common stock in connection with the conversion of 378 shares of Series C Convertible Preferred Stock	-	-	-	-	(378)	-	-	-	-	-	3,228,264	3,228	(3,228)	-	-
Issuance on November 22, 2016 of 2,799 shares of Series D Convertible Preferred Stock in connection with a 5.5 for 1 forward split of that series of stock	-	-	-	-	2,799	3	-	-	-	-	-	-	(3)	-	-
Issuance on November 22, 2016 of 1,000 shares of common stock at $1,000 per share for gross cash proceeds of $1,000,000, net of transaction costs of $172,366	-	-	-	-	1,000	1	-	-	-	-	-	-	827,634	-	827,635
Recognition on November 22, 2016 of beneficial conversion feature of $346,745,000 related to the modification of the conversion terms of Series D Convertible Preferred Stock and recorded as a deemed dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance on November 22, 2016 of 2,000,000 shares of Series E Convertible Preferred Stock in exchange for certain outstanding warrants	-	-	-	-	-	-	2,000,000	2,000	-	-	-	-	(2,000)	-	-
Issuance on various dates between November 22 and November 29, 2016, inclusive, of 4,750,000 shares of common stock in connection with the conversion of 1,955 shares of Series C Convertible Preferred Stock	-	-	-	-	(1,955)	(2)	-	-	-	-	4,750,000	4,750	(4,748)	-	-
Issuance on December 19, 2016 of 1,500,000 shares of common stock in connection with the conversion of 1,500,000 shares of Series E Convertible Preferred Stock	-	-	-	-	-	-	(1,500,000)	(1,500)	-	-	1,500,000	1,500	-	-	-
Issuance on December 30, 2016 of 1,233 shares of Series F Convertible Preferred Stock in exchange for 1,233 shares of Series D Convertible Preferred Stock	-	-	-	-	(1,233)	(1)	-	-	1,233	1	-	-	-	-	-
Issuance on various dates between February 1, and September 21, 2016, incusive, of 192,966 shares of common stock at an average of $2.53 per share for services valued at $488,656	-	-	-	-	-	-	-	-	-	-	192,966	193	488,463	-	488,656
Issuance at the end of each quarter in connection with the employee stock purchase plan an aggregate total of 29,807 shares of common stock at an average price of $0.97 per share for proceeds of $28,951	-	-	-	-	-	-	-	-	-	-	29,807	30	28,922	-	28,952
Share-based compensation expense for options issued to directors, management, and employees during the current and previous years	-	-	-	-	-	-	-	-	-	-	-	-	1,024,955	-	1,024,955
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(20,436,496)	(20,436,496)
Balance as of December 31, 2016	-	$-	-	$-	1,233	$2	500,000	$500	1,233	$1	18,327,263	$18,327	$173,782,939	$(176,655,227)	$(2,853,458)

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015
Cash Flows from Operating Activities
Net Loss	$(20,436,496)	$(40,482,802)
Loss from discontinued operations	241,775	21,277,604
Net loss from continuing operations	(20,194,721)	(19,205,198)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Provision (benefit) for income taxes	56,663	(37,562)
Provision for doubtful accounts	25,000	132,000
Depreciation for property, plant and equipment	9,417,612	9,251,311
Amortization for intangible assets	1,458,323	392,272
Amortization of debt discount and deferred financing costs	1,609,588	2,080,125
Loss on extinguishment of debt	500,000	-
Write-off of debt discount and deferred financing costs inconnection with extinguishment of debt	331,609	-
Accrued interest added to principal	1,477,926	1,453,347
Stock-based compensation - Options	1,024,955	1,016,705
Stock-based compensation – Stock issued for services	488,656	-
Stock-based compensation – Employee stock purchase plan	4,523	7,541
Impairment of intangible assets	-	534,555
Deferred rent	(537,888)	(139,430)
Changes in operating assets and liabilities:
Accounts receivable	(221,523)	146,527
Prepaid expenses and other current assets	39,585	(159,901)
Other assets	(24,584)	(70,841)
Account payable	(553,509)	119,925
Accrued expenses	(765,628)	19,486
Deferred revenues	(325,234)	101,908
Total Adjustments	14,006,074	14,847,968
Net Cash Used In Continuing Operating Activities	(6,188,647)	(4,357,230)
Net Cash Used In Discontinued Operating Activities	(1,546,688)	(10,896,524)
Net Cash Used In Operating Activities	(7,735,335)	(15,253,754)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(2,361,601)	(6,487,040)
Lease incentive payment from landlord	-	10,626
Payment (refund) of security deposits	39,172	(7,950)
Deferred acquisition payments	-	(11,517)
Net Cash Used In Continuing Investing Activities	(2,322,429)	(6,495,881)
Net Cash Used In Discontinued Investing Activities	-	(187,524)
Net Cash Used In Investing Activities	(2,322,429)	(6,683,405)

Cash Flows From Financing Activities
Payments on capital leases	(975,804)	(1,016,035)
Net proceeds from the issuance of common stock and warrants	6,142,680	-
Net proceeds from the issuance of preferred stock	2,022,372	-
Issuance of common stock under employee stock purchase plan	24,429	42,216
Net Cash Provided By (Used In) Continuing Financing Activities	7,213,677	(973,819)
Net Cash Provided By (Used In) Discontinued Financing Activities	-	-
Net Cash Provided By (Used In) Financing Activities	7,213,677	(973,819)

Net Decrease In Cash and Cash Equivalents	(2,844,087)	(22,910,978)

Cash and Cash Equivalents – Beginning of year	15,116,531	38,027,509
Cash and Cash Equivalents – Ending of year	$12,272,444	$15,116,531

Supplemental Disclosures of Cash Flow Information

Cash paid during the periods for:
Interest	$3,113,805	$3,163,976
Income taxes	$13,909	$24,028
Non-Cash Investing and Financing Activities:
Acquisition of property and equipment:
Under capital leases	$-	$810,026
Included in accrued expenses	$118,139	$176,614
Conversion of debt into Series D Convertible Preferred Stock	$5,329,736	$-
Exchange of intangible assets – discontinued operations (Note 4)	$3,837,783	$-

 The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Nature of Business

Towerstream Corporation (referred to as “Towerstream” or the “Company”) was incorporated in Delaware in December 1999. During its first decade of operations, the Company’s business activities were focused on delivering fixed wireless broadband services to commercial customers over a wireless network transmitting over both licensed and unlicensed radio spectrum. The Company’s fixed wireless service supports bandwidth on demand, wireless redundancy, virtual private networks, disaster recovery, bundled data and video services. The Company provides services to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. The Company’s “Fixed Wireless" business has historically grown both organically and through the acquisition of five other fixed wireless broadband providers in various markets.

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”), to operate a new business designed to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Hetnets built a carrier-class network which offered a shared wireless infrastructure platform, primarily for (i) co-location of customer owned antenna and related equipment and (ii) Wi-Fi access and offloading. The Company referred to this as its “Shared Wireless Infrastructure” or “Shared Wireless” business. During the fourth quarter of 2015, the Company determined to exit this business and curtailed activities in its smaller markets. The remaining network, located in New York City (or “NYC”), was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and continuing into the first quarter of 2016 to sell the NYC network.

On March 9, 2016, the Company completed a sale and transfer of certain assets pursuant to an asset purchase agreement (the “Agreement”) with a large cable company (the “Buyer”). Under the terms of the Agreement, the Buyer assumed certain rooftop leases and acquired ownership of and the right to operate the Wi-Fi access points and related equipment associated with such leases. The Company retained ownership of all backhaul and related equipment, and the parties entered into an agreement under which the Company provides backhaul services to the Buyer. The Agreement is for a three-year period with two one-year renewals and is cancellable by the Buyer on sixty days’ notice. During the first quarter of 2016, the Company determined that it would not be able to sell the remainder of the NYC network, and accordingly, all remaining assets were reployed into the fixed wireless network or written off. The operating results and cash flows for Hetnets have been presented as discontinued operating results in these consolidated financial statements. Assets associated with the New York City network were presented as Assets Held for Sale as of December 31, 2015.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 2 - Liquidity, Going Concern, and Management Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2016, the Company had cash and cash equivalents of approximately $12.3 million and working capital of approximately $8.9 million. The Company incurred significant operating losses since inception and continues to generate losses from operations and as of December 31, 2016, the Company has an accumulated deficit of $176.7 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Management has also evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the year ended December 31, 2016, the Company has raised a total of $9,130,000 as indicated in Note 10, Capital Stock, and converted $5,000,000 of long-term debt into preferred stock as indicated on Note 9, Long-Term Debt. In addition, the Company has monitored and reduced certain of its operating costs over the course of the year. Historically, the Company has financed its operation through private and public placement of equity securities, as well as debt financing and capital leases. The Company’s ability to fund its longer term cash requirements is subject to multiple risks, many of which are beyond its control. The Company intends to raise additional capital, either through debt or equity financings or through the potential sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Note 3 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Retroactive Adjustment For Reverse Stock Split

On July 7, 2016, the Company effected a one-for-twenty reverse split of its common stock. Consequently, all earnings per share and other share related amounts and disclosures have been retroactively adjusted for all periods presented.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2016, the Company had cash and cash equivalent balances of approximately $12 million in excess of the federally insured limit of $250,000.

Accounts Receivable

Accounts receivable are stated at cost less an allowance for doubtful accounts which reflects the Company’s estimate of balances that will not be collected. The allowance is based on the history of past write-offs, the aging of balances, collections experience and current credit conditions. Additions include provisions for doubtful accounts and deductions include customer write-offs.

Property and Equipment

Property and equipment are stated at cost and include equipment, installation costs and materials. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the useful lives or the term of the respective lease. Network, base station, shared wireless infrastructure and customer premise equipment are depreciated over estimated useful lives of five years; furniture, fixtures and other from three to five years and information technology from three to five years. Expenditures for maintenance and repairs which do not extend the useful life of the assets are charged to expense as incurred. Gains or losses on disposals of property and equipment are reflected in general and administrative expenses in the Company’s consolidated statements of operations.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

FCC Licenses

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

Long-Lived Assets

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

The FASB’s guidance on asset retirement obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated costs. This guidance requires the recognition of an asset retirement obligation and an associated asset retirement cost when there is a legal obligation associated with the retirement of tangible long-lived assets. The Company’s network equipment is installed on both buildings in which the Company has a lease agreement and at customer locations. In both instances, the installation and removal of the Company’s equipment is not complicated and does not require structural changes to the building where the equipment is installed. Costs associated with the removal of the Company’s equipment at company or customer locations are not material, and accordingly, the Company has determined that it does not presently have asset retirement obligations under the FASB’s accounting guidance.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired in an acquisition. Goodwill is not amortized but rather is reviewed annually for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable. The Company initially performs a qualitative assessment of goodwill which considers macro-economic conditions, industry and market trends, and the current and projected financial performance of the reporting unit. No further analysis is required if it is determined that there is a less than 50 percent likelihood that the carrying value is greater than the fair value. The Company completed a qualitative and quantitative assessment and determined that there was no impairment of goodwill as of December 31, 2016 and 2015, respectively.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Fair Value of Financial Instruments

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

Income Taxes

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

Revenue Recognition

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Deferred Revenues

Customers are billed monthly in advance. Deferred revenues are recognized for that portion of monthly charges not yet earned as of the end of the reporting period. Deferred revenues are also recognized for certain customers who pay for their services in advance.

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising costs for the years ended December 31, 2016, and 2015 were approximately $245,230, and $1,058,000, respectively, and are included in sales and marketing expenses in the Company’s consolidated statements of operations.

Stock-Based Compensation

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

Basic and Diluted Net Loss Per Share

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

	Years Ended December 31,
	2016	2015
Stock options	2,106,889	217,002
Warrants	180,000	202,500
Series D Convertible Preferred Stock	3,082,500	-
Series E Convertible Preferred Stock	500,000	-
Series F Convertible Preferred Stock	6,165,000	-
Total	12,034,389	419,502

Convertible Instruments

The Company accounts for hybrid contracts that feature conversion options in accordance with applicable GAAP which requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Conversion options that contain variable settlement features such as provisions to adjust the conversion price to those more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

Reclassifications

Certain accounts in the prior year’s consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s consolidated financial statements. These reclassifications have no effect on the previously reported net loss.

Segments

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers”. ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU 2014-09 will be effective for the Company beginning in fiscal 2019 as a result of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued by the FASB in August 2015 and extended the original effective date by one year. The Company is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its financial statements in future reporting periods. The Company has not yet selected a transition method. The Company is in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers to determine the effect the guidance will have on its financial statements and what changes to systems and controls may be warranted.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross Versus Net)," was issued in March,2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, "Identifying Performance Obligations and Licensing," issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients" provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact on its financial statements related to the updated guidance provided by these four new ASUs.

In June 2014, the FASB issued ASU No. 2014-12 (“ASU 2014-12”), “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which requires a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. ASU 2014-12 states that the performance target should not be reflected in estimating the grant date fair value of the award. ASU 2014-12 clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the periods for which the requisite service has already been rendered. The new standard was effective for and adopted by the Company on January 1, 2016 and did not have a significant impact on its consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In August 2014, the FASB issued ASU No. 2014–15 (“ASU 2014-15”), “Presentation of Financial Statements – Going Concern.”  ASU 2014-15 provides GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard was effective for and adopted by the Company on January 1, 2017 and did not have a significant impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 (“ASU 2015-03”), “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as an asset. ASU 2015-03 was effective for and retrospectively adopted by the Company on January 1, 2016. Long-term debt, net of debt discount, as of December 31, 2015 was previously reported on the consolidated balance sheet as $34,695,383 with the associated $1,691,421 of unamortized debt issuance costs included in other assets on its consolidated balance sheet.

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02), “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for the Company on January 1, 2019. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2016-02 will have on its consolidated financial statements

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for the Company on January 1, 2017. The Company is currently evaluating the impact of its pending adoption of this standard on its consolidated financial statements and related disclosures

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 is intended to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the effect that ASU 2016-15 will have on its consolidated financial position and results of operations.

In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its consolidated financial position, results of operations or related disclosures.

In January 2017, the FASB issued ASU No. 2017-04 (“ASU 2017-04”), “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes Step 2 from the goodwill impairment test.  ASU 2017-04 is effective for annual and interim periods beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company does not expect ASU 2017-04 to have a material impact on its financial positions or results of operations.

Note 4 - Discontinued Operations

During the fourth quarter of 2015, the Company determined to exit the business conducted by Hetnets and curtailed activities in its smaller markets. The remaining network, located in New York City (or “NYC”), was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and continuing into the first quarter of 2016 to sell the NYC network. On March 9, 2016, the Company completed a sale and transfer of certain assets pursuant to an asset purchase agreement (the "Agreement") with a large cable company (the "Buyer"). Under the terms of the Agreement, the Buyer assumed certain rooftop leases and acquired ownership of and the right to operate the Wi-Fi access point and related equipment associated with such leases. The Company retained ownership of all backhaul and related equipment, and the parties entered into an agreement under which the Company provides backhaul services to the Buyer. The Agreement is for a three-year period with two one-year renewals and is cancellable by the Buyer on sixty-day's notice. In connection with the Agreement, the Company transferred to the Buyer a net book value of network assets aggregating $2,660,041 in exchange for the backhaul agreement valued at $3,837,783. The backhaul agreement has been recorded as an intangible asset in the accompanying consolidated balance sheet. As a result, during the first quarter of 2016, the Company recognized a gain of $1,177,742 in its discontinued operations.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company has determined that it will not be able to sell the remaining network locations in New York City. As a result, the Company recognized charges totaling $1,585,319 in the first quarter of 2016 which included $453,403 representing the estimated cost to settle lease obligations, $528,364 to write off network assets which could not be redeployed into the fixed wireless network, $110,500 related to security deposits which are not expected to be recovered, and $493,052 related to the accelerated expensing of deferred acquisition costs. These costs were partially offset by a $1,244,284 reduction in the accrual for terminated lease obligations that was recorded in the fourth quarter of 2015. This reduction reflects the outcome of settlements negotiated in the first quarter of 2016 with certain landlords. The operating results and cash flows for Hetnets have been reclassified and presented as discontinued operations in these consolidated financial statements for all periods presented.

Operating Results

The operating results and cash flows for Hetnets have been presented as discontinued operating results in these consolidated financial statements of which a more detailed presentation is set forth below. There has been no allocation of consolidated interest expense to discontinued operations.

	Year Ended December 31,
	2016	2015
Revenues	$553,302	$3,370,181
Operating expenses:
Infrastructure and access	965,596	19,292,571
Depreciation	638,681	4,032,219
Network operations	192,947	793,886
Customer support	69,804	383,155
Sales and marketing	246	145,954
General and administrative	105,545	-
Total operating expenses	1,972,819	24,647,785
Net operating loss	(1,419,517)	(21,277,604)
Gain on sale of assets	1,177,742	-
Net Loss	$(241,775)	$(21,277,604)

Included in Infrastructure and Access expense during the year ended December 31, 2016 and 2015, respectively, were $453,403 and $3,284,467 representing the estimated cost of terminating the leases associated with the Hetnets business. Accordingly, disbursements associated with such activity during the years ended December 31, 2016 and 2015 were recorded as reductions to that estimated liability. As of December 31, 2016 and based upon negotiations, settlements, and experiences through that date, the Company had reduced that remaining estimated liability by $1,557,626 to $1,240,000 and reduced expense for Infrastructure and Access for the year ended December 31, 2016 by the same amount.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The components of the balance sheet accounts presented as discontinued operations were as follows:

	As of December 31,
	2016	2015
Assets:
Accounts receivable, net	$-	$715,993
Prepaid expenses and other current assets	231,978	278,891
Deferred acquisitions costs	-	253,685
Total Current Assets	$231,978	$1,248,569

Liabilities:
Accounts payable	$-	$556,800
Accrued expenses	-	66,101
Accrued expenses - network	1,240,000	3,284,467
Total Current Liabilities	$1,240,000	$3,907,368

Assets Held for Sale

Assets associated with the New York City network were presented as Assets Held for Sale as of December 31, 2015. The components of the balance sheet accounts presented as Assets Held for Sale were as follows:

Security deposits		$356,108
Wi-Fi and back-end equipment, net	-	4,958,999
Current assets held for sale		$5,315,107

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 5 - Property and Equipment

Property and equipment is comprised of:

	As of December 31,
	2016	2015
Network and base station equipment	$42,098,570	$38,351,119
Customer premise equipment	33,617,085	30,910,874
Information technology	4,859,875	4,810,865
Furniture, fixtures and other	1,713,430	1,713,722
Leasehold improvements	1,631,322	1,623,559
	83,920,282	77,410,139
Less: accumulated depreciation	68,667,925	56,174,755
Property and equipment, net	$15,252,357	$21,235,384

Depreciation expense for the years ended December 31, 2016 and 2015 was $9,417,612 and $9,251,311, respectively.

Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	As of December 31,
	2016	2015
Network and base station equipment	$2,620,898	$2,620,898
Customer premise equipment	669,792	669,792
Information technology	1,860,028	1,860,028
	5,150,718	5,150,718
Less: accumulated depreciation	4,083,274	3,114,968
Property acquired through capital leases, net	$1,067,444	$2,035,750

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 6 - Goodwill and Intangible Assets

Intangible assets consist of the following:

	As of December 31,
	2016	2015

Goodwill	$1,674,281	$1,674,281

Customer relationships	$11,856,126	$11,856,126
Less: accumulated amortization	11,725,369	11,333,096
Customer relationships, net	130,757	523,030

Backhaul agreement	3,837,783	-
Less: accumulated amortization	1,066,050	-
Backhaul agreement, net	2,771,733	-

FCC licenses	750,000	1,284,555
Impairment charge	-	(534,555)
FCC licenses, net	750,000	750,000

Intangible assets, net	$3,652,490	$1,273,030

Amortization expense for the year ended December 31, 2016 and 2015 was $1,458,323 and $392,272, respectively. The fair value of the backhaul agreement acquired in the transaction with a large cable company, as described in Note 4, is being amortized on a straight-line basis over the three-year term of the agreement. The customer contracts acquired in the Delos Internet acquisition are being amortized over a 50-month period. The Company’s licenses with the Federal Communications Commission (the “FCC”) are not subject to amortization as they have an indefinite useful life.

Years Ending December 31,
2017	1,410,019
2018	1,279,261
2019	213,210
Total	$2,902,490

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 7 - Accrued Expenses

Accrued expenses consist of the following:	As of December 31,
	2016	2015
Payroll and related	$294,006	$551,448
Professional services	263,928	427,932
Other	142,492	339,680
Property and equipment	118,139	176,614
Network	92,645	133,544
Total	$911,210	$1,629,218

Network represents costs incurred to provide services to the Company’s customers including tower rentals, bandwidth, troubleshooting and gear removal.

Note 8 - Other Long-Term Liabilities

Other long-term liabilities consist of the following:	As of December 31,
	2016	2015
Deferred rent	$641,799	$1,227,414
Deferred taxes	420,438	363,774
Total	$1,062,237	$1,591,188

Note 9 - Long-Term Debt

Long-term debt consists of the following as of December 31, 2016 and 2015:

	2016	2015
Principal	$33,290,995	$36,748,903
Unamortized debt discount	(1,803,742)	(3,744,941)
Total	$31,487,253	$33,003,962

In October 2014, the Company entered into a $35,000,000 note ("Note") with Melody Business Finance, LLC ("Lender") wherein the Company received net proceeds of $33,950,000 after a 3% original issue discount.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

This Note matures on October 16, 2019 and accrues interest on the basis of a 360-day year at:

a)

A rate equal to the greater of: i) the sum of the one-month Libor rate on any given day plus 7% or ii) 8% per annum. The one-month Libor rate was 0.77% as of December 31, 2016. Interest accrued at this rate is paid in cash at the end of each quarter; plus

b)	A rate of 4% per annum. Interest accrued at this rate is added to the principal amount at the end of each quarter.

This Note is secured by a first-priority lien and security interest in all of the assets of the Company and its subsidiaries, excluding the capital stock of the Company, and certain capital leases, contracts and assets secured by purchase money security interests.

The Note contains representations and warranties by the Company and the Lender, certain indemnification provisions in favor of the Lender and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in the Lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The Note contains several restrictive covenants and the most significant of which requires the Company to maintain a minimum cash balance of $6,500,000 at all times. The Company was in compliance with all of the Note covenants as of December 31, 2016. Upon the occurrence of an event of default, an additional 5% interest rate will be applied to the outstanding loan balances, and the Lender may terminate its lending commitment, declare all outstanding obligations immediately due and payable, and take such other actions as set forth in the Note to secure its interests.

The Company has the option to prepay the Note in the minimum principal amount of $5,000,000 plus integral amounts of $1,000,000 beyond that amount subject to certain prepayment penalties. Mandatory prepayments are required upon the occurrence of certain events, including but not limited to: i) the sale, lease, conveyance or transfer of certain assets, ii) issuance or incurrence of indebtedness other than certain permitted debt, iii) issuance of capital stock redeemable for cash or convertible into debt securities; and iv) any change of control.

A discount of $6,406,971 to the face value of the Note was recorded upon its issuance and that discount is being amortized over the term of the Note using the effective interest rate method. That discount consisted of:

a)

$2,463,231 representing the fair value of warrants simultaneously issued to the Lender for the purchase of up to 120,000 and 60,000 shares of the Company's common stock at $25.20 and $0.20 per share, respectively, through April 2022. The fair value of these warrants was calculated utilizing the Black-Scholes option pricing model;

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

b)	$2,893,739 in costs incurred associated with obtaining this financing arrangement which consisted primarily of professional fees; and

c)	$1,050,000 related to a 3% original issue discount.

On November 8, 2016 and in connection with a financing transaction as more fully discussed in Note 10, Capital Stock, an investor acquired $5,000,000 of the Company's obligations to the Lender consisting of principal and accrued interest of $4,935,834 and $64,166, respectively. The investor then immediately exchanged such obligations for 1,000 shares of the Company's Series D Convertible Preferred Stock and warrants for the purchase of up to 4,000,000 shares of the Company's common stock. In connection with that exchange, the Company:

a)

Wrote-off the portion of the unamortized debt discount and deferred financing costs associated with the exchanged principal and recorded a charge to interest expense of $331,609. The accrued interest and the adjustment to the unamortized debt discount activity described in this paragraph are separate from and unrelated to the amounts appearing in the following paragraphs; and

b)

Recorded a non-cash loss on extinguishment of debt charge of $500,000. This amount represents the difference between the fair value of the Series D Convertible Preferred Stock of $5,500,000 as described in Note 10, Capital Stock, and the carrying amount of the debt of $5,000,000 as of the date of the exchange.

The Company recorded interest expense of $4,497,945 and $4,360,042 for the years ended December 31, 2016 and 2015, respectively. Of those amounts, the Company paid to the Lender $2,955,853 and $2,906,695 and added $1,477,926 and $1,453,347 to the principal amount of the Note during the years ended December 31, 2016 and 2015, respectively.

The Company recorded amortization expense of $1,609,588 and $2,080,125 for the years ended December 31, 2016 and 2015, respectively, and classified those amounts as interest expense.

Note 10 - Capital Stock

The Company is authorized to issue up to 200,000,000 shares of common stock at a par value of $0.001 and had 18,327,264 and 3,342,391 shares issued and outstanding as of December 31, 2016 and 2015, respectively. The holders of common stock are entitled to one vote per share and are entitled to receive dividends, if any, as may be declared by the Company's Board of Directors. Upon liquidation, dissolution, or winding-up of the Company, the holders of the Company's common stock are entitled to share ratably in all assets that are available for distribution. They have no preemptive, subscription, redemption, or conversion rights. Any rights, preferences, and privileges of holders of the Company’s common stock are subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock, which may be designated solely by action of the Company's Board of Directors and issued in the future. At the Company’s annual meeting on August 21, 2015, the shareholders approved an increase in the number of authorized shares of common stock from 95,000,000 to 200,000,000.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company is authorized to issue up to 5,000,000 shares of "blank check" preferred stock at a par value of $0.001 which may be issued from time to time in one or more classes and in one or more series within a class upon authorization by our Board. The Board, without further approval of the shareholders, is authorized to fix the preferences, limitations and relative rights of the shares of each class or series within a class. The issuance of preferred stock could adversely affect the voting power, conversion or other rights of holders of common stock. Preferred stock could be issued quickly with terms calculated to delay or prevent a change in control of the Company or make removal of management more difficult. Additionally, the issuance of preferred stock may have the effect of decreasing the market price of our common stock.

The Company had created Series A Preferred Stock during the year ended December 31, 2010 and Series B through Series F Convertible Preferred Stock during the year ended December 31, 2016, and designated the number of shares as indicated below. The Company had shares of the following series of preferred stock issued and outstanding as of December 31, 2016 and 2015:

	Designated	Issued and Outstanding
		2016	2015
Series A Preferred Stock	350,000	-	-
Series B Convertible Preferred Stock	892,857	-	-
Series C Convertible Preferred Stock	680,000	-	-
Series D Convertible Preferred Stock	4,421	1,233	-
Series E Convertible Preferred Stock	2,000,000	500,000	-
Series F Convertible Preferred Stock	1,233	1,233	-
	3,928,511	502,466	-

The preferences, rights, and limitations of each series of preferred stock are discussed to the extent appropriate in the following paragraphs.

a)

On November 8, 2010, the Company adopted a shareholder rights plan under which the Company issued one "preferred share purchase right" ("right") for each share of the Company's common stock held by shareholders of record as of the close of business on November 24, 2010. Each holder of a right will be allowed to purchase one one-hundredth of a share of 350,000 shares of Series A Preferred Stock at an exercise price of $18.00. In general, the rights will become exercisable if a person or group acquires 15% or more of the Company’s outstanding common stock or announces a tender offer or exchange offer for 15% or more of the Company’s outstanding common stock. The rights will expire on November 8, 2020. The Company may redeem the rights for $0.001 each at any time until the tenth business day following public announcement that a person or group has acquired 15% or more of its outstanding common stock.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

b)

On June 20, 2016, the Company raised $2,280,000 through the issuance of 750,000 Units at $3.04 per Unit. The Units collectively consisted of: i) 750,000 shares of common stock, and ii) warrants for the purchase of 750,000 shares of the Company's common stock at $5.00 per share for a period of five years. The common shares and the warrants were immediately separable and were issued independently. Expenses associated with this transaction totaled $43,750 resulting in net proceeds to the Company of $2,236,250. Such net proceeds were allocated to the shares and the warrants issued in the amounts of $1,677,188 and $559,062, respectively, in proportion to their relative fair value on the date of issuance. The fair value of the common shares was determined by utilizing the closing price on the day of the transaction and the fair value of the warrants was determined by using the Black-Scholes model as more fully described in Note 11, Stock Option Plans and Warrants.

c)

On July 7, 2016 and as previously indicated, the Company effected a 1-for-20 reverse stock split. Consequently, all share quantities, per share amounts, and any other appropriate amounts or disclosures in these financial statements affected by that reverse stock split have been adjusted for that reverse stock split.

d)

On July 7, 2016, the Company raised $1,250,000 through the issuance of 892,857 Units at $1.40 per Unit. The Units collectively consisted of: i) 892,857 shares of newly created Series B Convertible Preferred Stock ("Series B") which were convertible into 446,429 shares of the Company's common stock, and ii) warrants for the purchase 223,214 shares of the Company's common stock at $3.00 per share for a period of five years. The common shares and the warrants were immediately separable and were issued independently. Expenses associated with this transaction totaled $56,156 resulting in net proceeds to the Company of $1,193,844. Such net proceeds were allocated to the shares and the warrants issued in the amounts of $963,949 and $229,895, respectively, in proportion to their relative fair value on the date of issuance. The fair value of the Series B shares was determined by reference to the number of common shares which they were convertible into and the closing price for those shares on the day of the transaction. The fair value of the warrants was determined by using the Black-Scholes model as more fully described in Note 11, Stock Option Plans and Warrants.

e)	On July 21 and July 26, 2016, the holders of the 892,857 shares of Series B, previously issued on July 7, 2016, converted all such shares into 446,429 shares of common stock.

f)

On September 12, 2016, the Company effected an exchange with the holders of the warrants previously issued on June 20 and July 7, 2016 for the purchase of up to 750,000 and 223,214 shares of the Company's common stock described above, respectively. In that exchange, the holders surrendered those warrants and the Company issued 680,000 shares of newly created Series C Convertible Preferred Stock ("Series C") which was convertible into the Company's common shares on a one-for-one basis. The Company accounted for this exchange by reducing Additional Paid-In Capital by $1,031,999 for the book value of the warrants with a corresponding increasing Series C par value by $680 and Series C Additional Paid-In Capital by $1,031,319.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

g)

On September 12, 2016, the Company raised $4,000,000 through the issuance of 2,962,963 common shares at $1.35 per share. Expenses associated with this transaction, including the 7% underwriters' commission of $280,000, totaled $621,720 resulting in net proceeds to the Company of $3,378,280. In connection with this transaction, the Company granted the underwriter an option through October 31, 2016 to purchase up to an additional 444,444 shares of the Company's common stock at $1.35 per share, subject to the same commission structure, to cover overallotments.

h)

On various dates from October 10 through October 18, 2016, the holders of the 680,000 shares of Series C, previously issued on September 12, 2016, exercised their conversion privileges and converted such shares into a like number of common shares.

i)

On November 1, 2016, the underwriter, which assisted the Company with the offering on September 12, 2016 described above, exercised its option and the Company raised $600,000 through the issuance of 444,444 common shares at $1.35 per. Expenses associated with this transaction, including the 7% underwriters' commission of $42,000, totaled $71,850 resulting in net proceeds to the Company of $528,150.

j)

On November 8, 2016, an investor acquired, $5,000,000 of principal and accrued interest payable by Towerstream to Melody Business Finance, LLC ("Melody") in exchange for a payment of $5,500,000 from the investor to Melody as more fully described in Note 9 Long-Term Debt.

The Company then exchanged such debt for 1,000 shares of newly created Series D Convertible Preferred Stock ("Series D") and warrants for the purchase of up to 4,000,000 shares of the Company's common stock at an exercise price of $1.34 for a period of five years.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The key preferences, rights, and limitations of the Series D shares, including subsequent documented agreements with the holder of the Series D shares, are as follows:

i)       The Stated Value of each Series D share is $5,500;

ii)      Series D shares may be converted into common shares at any time. The number of common shares issuable upon such conversion is determined by multiplying the number of Series D shares being converted by their stated value of $5,500 per share and then dividing by the conversion price pf $0.644 per common share;

iii)     Series D shares may be converted into common shares at any time in any amount provided that the holder or its affiliates would not beneficially own more than 9.99% of the Company's common stock;

iv)     Series D shares may vote as common shares on an "as converted" basis subject to the conversion limitation described above;

v)     The Company may only sell up to $15,000,000 of equity or equity linked securities and only at a price equal to or greater than $0.50 per common share through November 8, 2017. That restriction remains in effect so long as there are Series D shares outstanding with a Stated Value of at least $2,000,000; and

vi)     The holder of Series D has a right to participate up to 100% in the Company's equity financings through November 8, 2017.

The Series D shares and the warrants were immediately separable and were issued independently. Expenses associated with this transaction totaled $170,264 resulting in net effective proceeds to the Company of $5,329,736. Such net proceeds were allocated to the shares and the warrants issued in the amounts of $3,740,942 and $1,588,794, respectively, in proportion to their relative fair value on the date of issuance. The fair value of the Series D shares was determined by reference to the number of common shares which they were convertible into and the closing price for those shares on the day of the transaction. The fair value of the warrants was determined by using the Black-Scholes model as more fully described in Note 11, Stock Option Plans and Warrants.

Additionally, upon the issuance of the Series D shares, the Company recorded a beneficial conversion feature and a deemed dividend in the amount of $1,375,000. This amount was calculated using the closing price per share of the Company’s common stock on the day of the transaction and subtracting the conversion price per share. This difference was then multiplied by the number of shares of common stock into which the Series D shares were convertible into on the date of the transaction.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

k)

On various dates from November 10 through November 16, 2016, inclusive, the holder of 378 shares of Series D, previously issued on November 8, 2016, elected to convert them into shares of common stock. In accordance with the terms applicable to that series of preferred shares, the Company issued 3,228,264 shares of common stock.

l)

On November 22, 2016, the Company effected a 5.5 for 1 forward split of Series D shares resulting in an increase of such shares outstanding from 622 to 3,421, a net increase of 2,799 shares. The purpose of this forward split was to increase the number of Series D shares to 3,421 and effectively adjust the stated value of each Series D share from $5,500 to $1,000 per share to facilitate record keeping purposes. Additionally on that date, the Company amended the key preferences, rights, and limitations of the Series D shares to indicate that number of common shares issuable upon their conversion is determined by: multiplying the number of Series D shares being converted by their stated value of $1,000 per share and then dividing by the conversion price per common share. Such conversion price is 75% of the prior day's closing bid but at no time shall be lower than $0.40 per share.

On November 22, 2016, the Company then raised $1,000,000 through the issuance of 1,000 Series D shares at $1,000 per share. Expenses associated with this transaction totaled $172,366 resulting in net proceeds to the Company of $827,635.

Additionally on November 22, 2016 and as a result of the adjustment of the conversion price described above, the Company recorded a beneficial conversion feature and a deemed dividend in the amount of $346,745. This amount was calculated using the closing price per share of the Company’s common stock on the day of the transaction and subtracting the conversion price per share. This difference was then multiplied by the number of shares of common stock into which the Series D shares were convertible into on the date of the transaction.

Finally, on November 22, 2016, the Company effected an exchange with the holders of warrants, previously issued on November 8, 2016, for the purchase of up to 4,000,000 shares of the Company's common stock. In that exchange, the holders surrendered those warrants and the Company issued 2,000,000 shares of newly created Series E Convertible Preferred Stock ("Series E").

The key preferences, rights, and limitations of the Series E shares are as follows:

i)      The Stated Value of each Series E share is $0.001;

ii)     Series E shares are convertible into the Company's common shares on a one-for-one basis;

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

iii)     Series E shares may be converted into common shares at any time in any amount provided that the holder or its affiliates would not beneficially own more than 9.99% of the Company's common stock; and

iv)     Series E shares may vote as common shares on an "as converted" basis subject to the conversion limitation described above.

m)

On various dates from November 22 through November 29, 2016, inclusive, the holder of 1,955 shares of Series D, previously issued on November 8 and 22, 2016, elected to convert them into shares of common stock. In accordance with the terms applicable to that series of preferred shares, the Company issued 4,750,000 shares of common stock.

n)

On December 19, 2016, the holder of 1,500,000 shares of Series E, previously issued on November 22, 2016, elected to convert them into shares of common stock. In accordance with the terms applicable to that series of preferred shares, the Company issued 1,500,000 shares of common stock.

o)

On December 30, 2016, the Company effected an exchange with the holder of 1,233 shares of Series D previously issued on November 8 and 22, 2016. In that exchange, the holder surrendered those shares and the Company issued 1,233 shares of newly created Series F Convertible Preferred Stock ("Series F") which was convertible into the Company's common shares as described below.

The key preferences, rights, and limitations of the Series F shares are substantially the same as Series D with the exception of the conversion price and are as follows:

i)       The Stated Value of each Series F share is $1,000;

ii)      Series F shares may be converted into common shares at the rate of 90% of the Company's volume-weighted average price ("VWAP") during the five trading days prior to the date of conversion. However, such VWAP may not be lower than $0.20 thus providing, in effect, a conversion floor of that amount;

iii)     Series F shares may be converted into common shares at any time in any amount provided that the holder or its affiliates would not beneficially own more than 9.99% of the Company's common stock; and

iv)     Series F shares may vote as common shares on an "as converted" basis subject to the conversion limitation described above.

There was no beneficial conversion feature triggered by this exchange.

p)

On various dates during the year ended December 31, 2016, the Company issued 192,966 shares of common stock to third parties for professional services at an average price per share of $2.53 for a total value of $488,656. Pursuant to the terms of those service agreements, the value of those shares of common stock was immediately expensed and classified in general and administrative expenses in the Company’s statements of operations.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 11 - Stock Option Plans and Warrants

Stock Options Plans

The 2007 Equity Compensation Plan (the “2007 Plan”) became effective in January 2007 and provides for the issuance of options, restricted stock and other stock-based instruments to officers and employees, consultants and directors of the Company. The total number of shares of common stock issuable under the 2007 Plan is 120,196. A total of 88,715 stock options or common stock have been issued under the 2007 Plan as of December 31, 2016.

The 2007 Incentive Stock Plan became effective in May 2007 and provides for the issuance of up to 125,000 shares of common stock in the form of options or restricted stock (the “2007 Incentive Stock Plan”). Shareholders approved an increase in the number of authorized shares of common stock issuable under the 2007 Incentive Stock Plan from 125,000 to 250,000 in November 2012. A total of 242,487 stock options, common stock or restricted stock have been issued under the 2007 Incentive Stock Plan as of December 31, 2016.

Options granted under both the 2007 Plan and the 2007 Incentive Plan have terms up to ten years and are exercisable at a price per share not less than the fair value of the underlying common stock on the date of grant. The total number of shares of common stock that remain available for issuance as of December 31, 2016 under the 2007 Plan and the 2007 Incentive Stock Plan combined is 38,995 shares.

The 2008 Non-Employee Directors Compensation Plan (the “2008 Directors Plan”) became effective in August 2008 and provides for the issuance of up to 50,000 shares of common stock in the form of options or restricted stock. In November 2013, shareholders approved an increase in the number of shares of common stock issuable under the 2008 Directors Plan to 100,000. A total of 76,125 stock options or common stock have been issued under the 2008 Directors Plan as of December 31, 2016. Options granted under the 2008 Directors Plan have terms of up to ten years and are exercisable at a price per share equal to the fair value of the underlying common stock on the date of grant. The total number of shares of common stock that remain available for issuance as of December 31, 2016 under the 2008 Directors Plan is 23,875 shares.

The 2016 Equity Incentive Plan became effective in September 2016 and provides for the issuance of up to 682,000 shares of common stock in the form of equity or equity-linked awards to officers, directors, consultants and other personnel (the “2016 Equity Incentive Plan”). Shareholders approved an increase in the number of authorized shares of common stock issuable under the 2016 Equity Incentive Plan from 682,000 to 1,435,000 in December 2016. A total of 1,805,499 stock options, have been issued under the 2016 Equity Incentive Plan as of December 31, 2016. In February 2017, the Company’s shareholders approved an increase in the number of authorized shares of common stock issuable under the 2016 Equity Incentive Plan from 1,435,000 to 2,521,347.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The 2016 Non-Executive Equity Incentive Plan became effective in December 2016 and provides for the issuance of up to 250,000 equity and equity-linked awards to non-executive employees and consultants of the Company (the “2016 Non-Employee Incentive Plan”). There have been no equity awards issued under the 2016 Non-Employee Incentive Plan as of December 31, 2016.

Options granted under both the 2016 Equity Incentive Plan and the 2016 Non-Employee Incentive Plan have terms up to ten years and are exercisable at a price per share not less than the fair value of the underlying common stock on the date of grant.

The Company uses the Black-Scholes model to value options granted to employees, directors and consultants. Compensation expense, including the estimated effect of forfeitures, is recognized over the period of service, generally the vesting period. Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $1,024,955 and $1,016,705 for the years ended December 31, 2016 and 2015, respectively. Stock-based compensation is included in general and administrative expenses in the accompanying consolidated statements of operation. The Company calculates the intrinsic value of stock options and warrants as the difference between the closing price of the Company’s common stock at the end of the reporting period and the exercise price of the stock options and warrants.

The unamortized amount of stock options expense was $843,779 as of December 31, 2016 which will be recognized over a weighted-average period of 2.9 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2016			2015
Risk-free interest rate	0.9%	to	1.8%	1.5%	to	1.7%
Expected volatility	78%	to	110%	58%	to	77%
Expected life (in years)		4.2		4.1	to	4.2
Expected dividend yield		0%			0%
Estimated forfeiture rates	1%	to	20%	1%	to	10%

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Option transactions under the stock option plans during the years ended December 31, 2016 and 2015 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2015	199,885	$54.60
Granted during 2015	43,938	29.20
Exercised	(21,327)	31.60
Forfeited /expired	(5,494)	38.80
Outstanding as of December 31, 2015	217,002	52.20
Granted during 2016	1,938,249	1.22
Exercised	-	-
Forfeited /expired	(48,362)	52.38
Outstanding as of December 31, 2016	2,106,889	$5.30
Exercisable as of December 31, 2016	927,520	$10.24

Grants under the stock option plans were as follows:

	For the Years Ended December 31,
	2016	2015
Annual grants to outside directors	294,999	10,000
Executive grants	452,500	11,563
Employee grants	1,108,250	22,375
Non-employee grants	82,500	-
Total	1,938,249	43,938

Options granted during the reporting period had terms ranging from five to ten years and were issued at an exercise price equal to the fair value on the date of grant. Director grants vesting periods range from vesting immediately upon issuance, vesting quarterly over a one year period from the date of issuance and vesting over a one year period from the date of issuance. Executive grants vesting periods range from vesting immediately upon issuance to vesting monthly or quarterly over a one or two-year period from the date of issuance. Employee grants range from vesting immediately upon issuance to vesting over a one to three year period from the date of issuance. Non-employee grants vesting periods range from vesting immediately upon issuance, vesting over six months from the date of issuance and vesting monthly over one year from the date of issuance.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Forfeited or expired options under the stock option plans were as follows:

	For the Years Ended December 31,
	2016	2015
Employee terminations	46,260	4,119
Expired	2,102	1,375
Total	48,362	5,494

The weighted-average fair values of the options granted during 2016 and 2015 were $0.74 and $0.68, respectively. Outstanding options of 2,106,889 as of December 31, 2016 had exercise prices that ranged from $0.24 to $105.00 and had a weighted-average remaining contractual life of 9.4 years. Exercisable options of 927,520 as of December 31, 2016 had exercise prices that ranged from $0.24 to $105.00 and had a weighted-average remaining contractual life of 9.0 years.

As of December 31, 2016, there was no aggregate intrinsic value associated with the outstanding and exercisable options. The closing price of the Company’s common stock at December 31, 2016, was $0.18 per share. The Company calculates the intrinsic value of stock options and warrants as the difference between the closing price of the Company’s common stock at the end of the reporting period and the exercise price of the stock options and warrants.

Stock Warrants

Warrant transactions during the years ended December 31, 2016 and 2015 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of January 1, 2015 and December 31, 2015	202,500	$26.20
Granted during 2016	4,973,214	1.63
Exchanged during 2016	(4,973,214)	1.63
Expired during 2016	(22,500)	100.00
Outstanding and exercisable as of December 31, 2016	180,000	$16.87

 As of December 31, 2016, all warrants were exercisable and had a weighted average remaining contractual life of 5.3 years.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2016, there was no aggregate intrinsic value associated with the outstanding and exercisable warrants. The closing price of the Company’s common stock at December 31, 2016 was $0.18 per share.

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

On September 12, 2016, warrants for the purchase of up to 973,214 shares of common stock were exchanged for 680,000 shares of common stock. See Note 10, Capital Stock, for further information regarding this transaction.

Note 12 - Employee Benefit Programs

The Company has established a 401(k) retirement plan (“401(k) plan”) which covers all eligible employees who have attained the age of twenty-one and have completed 30 days of employment with the Company. The Company can elect to match up to a certain amount of employees’ contributions to the 401(k) plan. No employer contributions were made during the years ended December 31, 2016 and 2015.

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum of 25,000 shares of common stock can be issued under the ESPP Plan of which all of the authorized shares have been issued as of December 31, 2016. During the years ended December 31, 2016 and 2015, a total of 29,807 and 2,838 shares were issued under the ESPP Plan with a fair value of $28,952 and $49,757, respectively. The Company recognized $4,523 and $7,541 of stock-based compensation related to the 15% discount for the years ended December 31, 2016 and 2015, respectively.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 13 - Income Taxes

Provision

The provision for income taxes consists of the following:

	Years Ended December 31,
	2016	2015
Current
Federal	$-	$-
State	-	-
Total current	-	-
Deferred
Federal	45,587,097	(6,521,134)
State	8,228,412	(1,150,789)
Change in valuation allowance	(53,758,846)	7,634,360
Total deferred	56,663	(37,562)
Provision for income taxes	$56,663	$(37,562)

The provision for income taxes using the U.S. Federal statutory tax rate as compared to the Company’s effective tax rate is summarized as follows:

	Years Ended December 31,
	2016	2015
U.S. Federal statutory rate	(34.0)%	(34.0)%
State taxes	(4.9)%	(6.0)%
Permanent differences	0.9%	0.1%
Rate Change	7.6%	0.0%
Prior year Net Operating Loss write-off (Section 382 restriction)	263.2%	0.0%
Current year Net Operating Loss write-off	34.5%	0.0%
Valuation allowance	(267.0)%	39.8%
Effective tax rate	0.3%	(0.1)%

The Company files income tax returns for Towerstream Corporation and its subsidiaries in the U.S. federal and various state principle jurisdictions. As of December 31, 2016, the tax returns for Towerstream Corporation for the years 2013 through 2016 remain open to examination by the Internal Revenue Service and various state authorities.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	Years Ended December 31,
	2016	2015
Deferred tax assets
Net operating loss carryforwards	$2,948,281	$56,202,470
Stock-based compensation	2,931,251	2,426,886
Intangible assets	1,261,696	2,481,960
Debt discount	984,422	695,259
Allowance for doubtful accounts	25,281	37,145
Other	532,040	1,388,166
Total deferred tax assets	8,682,971	63,231,886
Valuation allowance	(7,676,293)	(61,340,847)
Deferred tax assets, net of valuation allowance	1,006,678	1,891,039

Deferred tax liabilities
Depreciation	(1,006,678)	(1,891,039)
Intangible assets	(420,437)	(363,774)
Total deferred tax liabilities	(1,427,115)	(2,254,813)
Net deferred tax liabilities	$(420,437)	$(363,774)

Accounting for Uncertainty in Income Taxes

ASC Topic 740 clarifies the accounting and reporting for uncertainties in income tax law. ASC Topic 740 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The guidance also provides direction on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of December 31, 2016 and 2015, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense, and penalties as general and administrative expenses. No interest and penalties were recorded during the years ended December 31, 2016 and 2015. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2015, the Company had approximately $140,517,000 of federal and state NOL carryovers. As of November 9, 2016, the company had a greater than 50% change in ownership under Section 382 of the Internal Revenue Code. Based on the calculations under Section 382, the NOL carryforward as of that date is limited to approximately $4,612,000. After the ownership change and through December 31, 2016, the Company had a taxable loss of approximately $2,948,000. The total federal and state NOLs of approximately $7,560,000 as of December 31, 2016 begin to expire starting in the year ending December 31, 2017.

Valuation Allowance

In assessing the realizability of deferred tax assets, the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, the Company has considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Since both goodwill and the FCC licenses are considered to be assets with indefinite lives for financial reporting purposes, the related deferred tax liabilities cannot be used as a source of future taxable income for purposes of determining the need for a valuation allowance. Based upon this evaluation, a full valuation allowance has been recorded as of December 31, 2016 and 2015. The change in valuation allowance was ($53,644,554) and $16,145,402, respectively, for the years ended December 31, 2016 and 2015 of which $94,292 and $8,511,042, respectively, pertains to discontinued operations.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 14 - Fair Value Measurement

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

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. The carrying value of the Company’s long-term debt is carried at cost as the related interest rate is at terms that approximate rates currently available to the Company. There were no changes in the valuation techniques during the year ended December 31, 2016.

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2016	$12,272,444	$12,272,444	$-	$-
December 31, 2015	$15,116,531	$15,116,531	$-	$-

Note 15 - Commitments

Operating Lease Obligations

The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring on various dates through June 2024. Certain of these operating leases include extensions, at the Company's option, for additional terms ranging from one to fifteen years. Amounts associated with the extension periods have not been included in the table below as it is not presently determinable which options, if any, the Company will elect to exercise.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2016, total future operating lease obligations were as follows:

Years Ending December 31,
2017	$7,943,370
2018	6,318,665
2019	4,846,377
2020	2,627,912
2021	667,892
Thereafter	231,105
Total	$22,635,322

Rent expenses were as follows:

	Year Ended December 31,
	2016	2015
Points of Presence	$8,491,235	$8,180,389
Corporate offices	335,713	382,234
Other	552,177	414,618
Total	$9,379,125	$8,977,241

Rent expenses related to Points of Presence and other were included in infrastructure and access and Network operations in the Company’s consolidated statements of operations. Rent expense related to the Company’s corporate offices was included in general and administrative expenses in the Company’s consolidated statements of operations.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Capital Lease Obligations

The Company has entered into capital leases to acquire property and equipment expiring through June 2018. As of December 31, 2016, total future capital lease obligations were as follows:

Years Ending December 31,
2017	$837,811
2018	143,796
Sub-Total	981,607
Less: Interest expense	31,895
Total capital lease obligations	$949,712
Current	$791,009
Long-Term	$158,703

Note 16 - Subsequent Events

1)

On January 24, 2017, the Company entered into an employment agreement with Ernest Ortega pursuant to which he will serve as the Company’s Chief Executive Officer. The agreement has a term of eighteen months and automatically renews for additional one-year terms unless earlier terminated by either party with three months prior to the renewal date. In that connection, the Company issued options for the purchase of up to 2,037,085 shares of the Company common stock at $0.17 per share for a period of ten years. Those options vest as follows: 940,193 will vest on January 24, 2018; 626,795 will vest in eight quarterly installments during the twenty-four months ending January 24, 2020; 548,446 will vest upon the achievement of three consecutive quarters of positive cash flow; and 548,446 will vest upon the sale of the Company's earth station assets in Miami, Florida for gross proceeds equal to or greater than $15,000,000.

2)	The Company issued shares of common stock in connection with the following activity:

a)

On January 9, 2017, the holder of 500,000 shares of Series E Convertible Preferred Stock elected to convert them into shares of common stock. In accordance with the conversion terms applicable to those preferred shares, the Company issued 500,000 shares of common stock.

b)	On various dates from January 26, 2017 to March 23, 2017, inclusive, the holder of 390 shares of Series F Convertible Preferred Stock elected to convert them into shares of common stock. In accordance with the conversion terms applicable to those preferred shares, the Company issued 1,950,000 shares of common stock.

3)

Effective February 1, 2017, the Company entered into an employment agreement with Philip Urso, who served as the Company's Interim Chief Executive Officer from February 2016 through January 2017 and currently serves as the Chairman of the Board of Directors, pursuant to which he will provide support and transition services to the Company’s new Chief Executive Officer for a period of three months. Under the terms of the agreement, Mr. Urso's compensation will consist of a salary of $12,500 per month, a car allowance of $1,000 per month, and health insurance coverage for himself and his dependents.

4)

On February 4, 2017, the Company awarded options for the purchase of up to 1,189,987 shares of the Company's common stock at an exercise price of $0.17 per share for a period of ten years. Terms of such option awards conformed to the Company's standard form of option agreement which includes a provision for cashless exercise. The awards consisted of options for 500,653 shares to Mr. Urso for his past service as Interim Chief Executive Officer, options for 439,008 shares to Mr. Giftakis, the Company' Chief Operating Officer, and options for 250,326 shares to Mr. Larcombe, the Company' Chief Financial Officer. Mr. Urso's options vested 100% upon issuance and the options issued to Messrs. Giftakis and Larcombe vest ratably on a quarterly basis over the eight quarters immediately following the date of the awards.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A - Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2016, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the fourth quarter of the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in 2013.

Based on our assessment, our management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

Item 9B - Other Information.

None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in the proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 11 - Executive Compensation.

The information required by this item will be set forth in the proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 13 - Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

 Item 14 - Principal Accountant Fees and Services.

The information required by this item will be set forth in the proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

PART IV

Item 15 - Exhibits and Financial Statement Schedules.

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

3.7

Certificate of Amendment to the Certificate of Incorporation of Towerstream Corporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on August 25, 2015).

3.8

Certificate of Amendment to the Certificate of Incorporation of Towerstream Corporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on July 6, 2016).

3.9

Certificate of Designation of Rights, Preferences and Privileges of Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on July 8, 2016).

3.10

Certificate of Designation of Rights, Preferences and Privileges of Series C Preferred Stock (Incorporated by reference to Exhibit 3.10 to the Registration Statement on Form S-1/A of Towerstream Corporation filed with the Securities and Exchange Commission on September 15, 2016).

3.11

Certificate of Designation of Rights, Preferences and Privileges of Series D Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on November 10, 2016).

3.12

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on November 22, 2016).

3.13

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on November 22, 2016).

3.14

Certificate of Designation of Rights, Preferences and Privileges of Series F Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 3, 2017).

3.15

Certificate of Amendment to Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 3, 2017).

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

10.24****

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

10.28**

Engagement Letter by and between Frederick Larcombe and Towerstream Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 8, 2016).

10.29**

Separation Agreement by and between Joseph Hernon and Towerstream Corporation (Incorporated by reference to Exhibit 10. to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 8, 2016).

10.30	Form of Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2016).
10.31	Form of Warrant (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2016).
10.32	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2016).
10.33	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2016).
10.34	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2016).
10.35

Form of Amendment to Securities Purchase Agreements, dated June 17, 2016 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2016).

10.36	Form of June Warrant (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2016).
10.37**

Consulting Agreement by and between Ernest Ortega and Towerstream Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 2016).

10.38

Form of Warrant Exchange Agreement dated September 14, 2016 (Incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1/A of Towerstream Corporation filed with the Securities and Exchange Commission on September 15, 2016).

10.39

Registration Rights Agreement by and among Towerstream Corporation and the Signatories thereto dated September 14, 2016 (Incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1/A of Towerstream Corporation filed with the Securities and Exchange Commission on September 15, 2016).

10.40**

Employment Agreement by and between Arthur Giftakis and Towerstream Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 25, 2016).

10.41**

Employment Agreement by and between Ernest Ortega and Towerstream Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 24, 2017).

10.42

Amendment No. 1 to Loan Agreement dated November 8, 2016 (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3/A of Towerstream Corporation filed with the Securities and Exchange Commission on November 30, 2016).

10.43

Purchase Agreement dated November 8, 2016 (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-3/A of Towerstream Corporation filed with the Securities and Exchange Commission on November 30, 2016).

10.44

Exchange Agreement dated November 9, 2016 (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-3/A of Towerstream Corporation filed with the Securities and Exchange Commission on November 30, 2016).

10.45

Form of Warrant issued November 9, 2016 (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-3/A of Towerstream Corporation filed with the Securities and Exchange Commission on November 30, 2016).

10.46

Registration Rights Agreement dated November 9, 2016 (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-3/A of Towerstream Corporation filed with the Securities and Exchange Commission on November 30, 2016).

10.47

Stock Purchase Agreement dated November 22, 2016 (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-3/A of Towerstream Corporation filed with the Securities and Exchange Commission on November 30, 2016).

10.48

Exchange Agreement dated November 22, 2016 (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-3/A of Towerstream Corporation filed with the Securities and Exchange Commission on November 30, 2016).

10.49

Registration Rights Agreement dated November 22, 2016 (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-3/A of Towerstream Corporation filed with the Securities and Exchange Commission on November 30, 2016).

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
****

A redacted version of this exhibit was filed with the Current Report on Form 8-K. filed with the Securities and Exchange Commission on March 15, 2016.  An un-redacted version of this Exhibit has been separately filed with the Commission pursuant to an application for confidential treatment.  The confidential portions of the Exhibit have been omitted and are marked as such.

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

TOWERSTREAM CORPORATION

Date: March 31, 2017	By:	/s/ Ernest Ortega
Ernest Ortega
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Frederick Larcombe
Frederick Larcombe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Philip Urso	Director - Chairman of Board of Directors	March 31, 2017
Philip Urso

/s/ Ernest Ortega	Chief Executive Officer	March 31, 2017
Ernest Ortega	(Principal Executive Officer)

/s/ Frederick Larcombe	Chief Financial Officer	March 31, 2017
Frederick Larcombe	(Principal Financial Officer and Principal Accounting Officer)

/s/ Howard L. Haronian, M.D.	Director	March 31, 2017
Howard L. Haronian, M.D.

/s/ William J. Bush	Director	March 31, 2017
William J. Bush

/s/ Paul Koehler	Director	March 31, 2017
Paul Koehler