Form 10-K/A
period 2016-12-31
TOWERSTREAM CORP
filed 2017-04-28
CIK 1349437

-UNITED STATES

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

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

Yes ☒   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $13,520,394.

As of March 30, 2017, there were 20,777,263 shares of common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Amendment No. 1”), for the sole purpose of including the information required by Part III. Our Form 10-K was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017 (the “Original Filing”). This information was permitted to have been incorporated by reference from our definitive proxy statement for our 2017 annual meeting of stockholders, if such proxy statement had been filed with the SEC within 120 days of our 2016 fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K.

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

Name	Age	Position
Philip Urso	58	Chairman of the Board of Directors
Ernest Ortega	52	Chief Executive Officer
Arthur G. Giftakis	51	Chief Operating Officer
Frederick Larcombe	60	Chief Financial Officer
Howard L. Haronian, M.D.(1)(2)(3)	55	Director
Paul Koehler(1)(3)	57	Director
William J. Bush(1)(2)	52	Director

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

Philip Urso co-founded Towerstream I, Inc. in December 1999. In February 2016, the Company appointed Mr. Urso interim chief executive officer. Mr. Urso resigned from his position as interim chief executive officer with the appointment of Mr. Ortega to chief executive officer in January 2017. Mr. Urso has served as a director and chairman since inception and as chief executive officer from inception until November 2005. Mr. Urso has been the Company’s chairman and a director since it became public in 2007. In 1995, Mr. Urso co-founded eFortress and served as its president through 1999. From 1983 until 1997, Mr. Urso owned and operated a group of radio stations. In addition, Mr. Urso co-founded the regional cell-tower company, MCF Communications, Inc. Mr. Urso was appointed to the Board due to his significant experience in the wireless broadband and tower industries, his familiarity with the Company, as well as his extensive business management expertise.

Ernest Ortega has been our chief executive officer since January 2017 and served on the Company’s Board of Advisors from January 2016 to January 2017. Prior to his appointment as chief executive officer, Mr. Ortega served as the Chief Revenue Officer of Colt Technology Services from October 2015 to December 2016, as Chief Revenue Officer of Cogent Communications Holdings, Inc. (Nasdaq: CCOI) from August 2013 to October 2015 and as EVP Sales & Marketing of XO Communications from June 1999 to August 2013.

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

Frederick Larcombe has been our chief financial officer since June 2016. From 2008 to the present, Mr. Larcombe, as a principal of Your CFO Solution, a group of seasoned financial professionals, has provided senior financial leadership services on an outsourced basis to several companies in various industries since 2008. He has served as Chief Financial Officer of Rittenhouse Foods, Inc. (a private food distribution company) from 2015 to the present and as Chief Financial Officer of InterCore, Inc. (OTCPink: ICOR) (a publicly-held developer of software to monitor driver fatigue) from 2010 to the present. He also served as Chief Financial Officer of Taft & Partners, LP (a professional services firm) from 2012 to 2016 and as Chief Financial Officer of iBio, Inc. (NYSE: IBIO) (a publicly-held biopharmaceutical company) from 2009 to 2011. Mr. Larcombe began his career with PriceWaterhouseCoopers. Mr. Larcombe received a B.S. degree in Accounting from Seton Hall University, was designated a Certified Public Accountant in New Jersey (currently inactive), and is an alumnus of the Executive Development Program at Harvard Business School.

Howard L. Haronian, M.D., has served as a director of Towerstream I, Inc. since inception in December 1999. Dr. Haronian has been a director of the Company since it became public in 2007. Dr. Haronian is an interventional cardiologist and has been president of Cardiology Specialists, Ltd. of Rhode Island since 1994. Dr. Haronian has served on the clinical faculty of the Yale School of Medicine since 1994. Dr. Haronian graduated from the Yale School of Management Program for Physicians in 1999. Dr. Haronian has directed the Cardiac Catheterization program at The Westerly Hospital since founding the program in 2003. Dr. Haronian was appointed to the Board due to his extensive knowledge of the Company’s operations since its founding and his executive level experience at other organizations.

Paul Koehler has been a director of the Company since January 2007. Mr. Koehler has over 25 years of business experience in ethanol and renewable electricity industries. At Pacific Ethanol, Mr. Koehler has led the grain and co-product division since 2011 and corporate development since joining the company in 2005. Prior to joining Pacific Ethanol, he served as Director of Business Development for PPM Energy, Inc., leading PPM's efforts to develop and acquire several wind power projects. Mr. Koehler was also a co-founder of ReEnergy, one of the companies acquired by Pacific Ethanol. Paul also has worked for Portland General Electric and Enron in electricity trading, marketing, and commodity risk management. Mr. Koehler has a B.A. degree from the Honors College at the University of Oregon. Mr. Koehler was appointed to the Board due to his experience as an executive at other public companies and as a director of other organizations.

William J. Bush has been a director of the Company since January 2007. Since November 2016, Mr. Bush has served as the chief financial officer of Stem, Inc., which is building and operating the largest digitally connected energy storage network in the world.  From January 2010 to November 2016, Mr. Bush served as the chief financial officer of Borrego Solar Systems, Inc., one of the nation’s leading financiers, designers and installers of commercial and government grid-connected solar electric power systems. From October 2008 to December 2009, Mr. Bush served as the chief financial officer of Solar Semiconductor, Ltd., a private vertically integrated manufacturer and distributor of quality photovoltaic modules and systems targeted for use in industrial, commercial and residential applications with operations in India helping it reach $100 million in sales in its first 15 months of operation. Prior to that, Mr. Bush served as chief financial officer and corporate controller for a number of high growth software and online media companies as well as being one of the founding members of Buzzsaw.com, Inc., a spinoff of Autodesk, Inc. Prior to his work at Buzzsaw.com, Mr. Bush served as corporate controller for Autodesk, Inc. (NasdaqGM: ADSK), one of the largest software applications company in the world. His prior experience includes seven years in public accounting with Ernst & Young, and PricewaterhouseCoopers. Mr. Bush holds a B.S. degree in Business Administration from U.C. Berkeley and is a certified public accountant. Mr. Bush was appointed to the Board because he has significant experience in finance.

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

Compensation of Directors

In October 2015, Philip Urso, the Chairman of the Board of Directors, expanded his day to day involvement in the Company’s activities to assess the daily operation of the Company and advise the Board on cost cutting measures and other strategies. As compensation for these expanded services, the Company determined to provide Mr. Urso with annual compensation, effective October 2015, of $122,000 cash, a monthly car allowance no greater than $1,000 per month and healthcare coverage.

Mr. Urso was appointed Interim Chief Executive Officer on February 16, 2016 and on March 4, 2016, the Company further modified the terms of Mr. Urso’s compensation as follows:

●	Mr. Urso’s cash compensation was increased to $25,000 per month, and he received a one-time pro rata payment for his service as Interim Chief Executive Officer in February 2016;

●

The Company awarded Mr. Urso a one-time grant of 5,000 fully vested, ten-year options to purchase shares of the Company’s common stock, at an exercise price equal to the price of the Company’s common stock at market close on March 4, 2016; and

●

The Company will award Mr. Urso 1,250 fully-vested, ten-year stock options on the last day of each month of his service as Interim Chief Executive Officer for an initial period of four months, and 500 shares per month thereafter due on the last day of each month of service as Interim Chief Executive Officer, with all such options having an exercise price equal to the price of the Company’s common stock at market close on the day of the grant.

The following table summarizes the compensation awarded during the fiscal year ended December 31, 2016 to our directors who are not named executive officers in the summary compensation table below:

Name	Fees Earned or Paid in Cash	Option Awards (2)(3)	Total
Philip Urso (1)	$15,425	$-	$15,425
Howard L. Haronian, M.D.	$38,750	$133,229	$171,979
Paul Koehler	$37,500	$133,229	$170,729
William J. Bush	$63,750	$133,229	$196,979

(1)	Represents compensation earned as the Chairman of the Board of Directors through February 15, 2016, at which time Mr. Urso became Interim Chief Executive Officer.

(2)

Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. Our policy and assumptions made in the valuation of share-based payments are contained in Note 11 to our December 31, 2016 financial statements included in the Original Filing.

(3)

Option awards relate to the issuance in 2016 of options to purchase 2,500 shares at an exercise price of $3.60, 6,000 shares at an exercise price of $2.50 and 89,833 shares at an exercise price of $2.25 each for Messrs. Koehler and Bush, and Dr. Haronian.

Pursuant to the 2008 Non-Employee Directors Compensation Plan (the “Directors Plan”) in effect in 2015, each non-employee director was entitled to receive periodic grants of ten-year options to purchase 2,500 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant and that vests monthly over a one year period. An initial grant was made upon such non-employee director’s election or appointment to our Board and thereafter annually on the first business day in June, subject to such director remaining on the Board. Non-employee directors also receive $50,000 per annum in cash. As a result of the additional responsibilities associated with such positions, the Chairman of the Board was entitled to receive an additional $10,000 per year, and the Chairman of the Audit and Compensation Committees were each entitled to receive an additional $5,000 per year.

In connection with the appointment of Mr. Urso to an executive position in February 2016 and additional activities of our Board of Directors, the Company revised its compensation policies reducing the compensation payable to its executive officers, and increasing compensation payable to the Board of Directors   Effective April 2016, the Board of Directors approved an amendment to the Directors Plan under which each non-employee director is to receive an annual $25,000 cash fee.  Committee chairmen will receive an additional $5,000 cash fee.

In addition to the annual grant to the Board members in June 2016 under the 2008 Non-Employee Directors Compensation Plan, each Board member received an option of 6,000 shares of our common stock at an exercise price of $2.50, equal to the fair market value of our common stock on August 3, 2016, the date of grant, which vested immediately, and an option of 89,833 shares of our common stock at an exercise price of $2.25, equal to the fair market value of our common stock on August 19, 2016, the date of grant, which vest quarterly over a year. All options have a term of ten years.

On December 18, 2016, the Company adjusted monthly cash compensation for its independent directors to $5,000 per month effective December 1, 2016 (restoring such compensation to pre-April 2016 levels), and authorized a one-time cash award of $25,000 to Mr. Bush as compensation for his efforts in implementing the Company’s restructuring plans.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the year ended December 31, 2016, except that Philip Urso, our Interim Chief Executive Officer and Chairman of the Board of Directors, failed to file timely Form 4s for the grant of stock options to purchase shares of our common stock in March and July 2016, Arthur G. Giftakis, our Chief Operating Officer, failed to file a timely Form 4 for the grant of stock options to purchase shares of our common stock in March 2016, William J. Bush, our Director, failed to file timely Form 4s for the grant of stock options to purchase shares of our common stock in June and August 2016, Howard L. Haronian, our Director, failed to file timely Form 4s for the grant of stock options to purchase shares of our common stock in June and August 2016, and Paul Koehler, our Director, failed to file timely Form 4s for the grant of stock options to purchase shares of our common stock in June and August 2016.

Code of Ethics and Business Conduct

Our Board has adopted a code of ethics and business conduct that establishes the standards of ethical conduct applicable to all directors, officers and employees of Towerstream Corporation. The code of ethics and business conduct addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures, and internal control over financial reporting, corporate opportunities and confidentiality requirements. The Audit Committee is responsible for applying and interpreting our code of ethics and business conduct in situations where questions are presented to it. There were no amendments or waivers to the code of ethics and business conduct in fiscal 2016. Our code of ethics and business conduct is available for review on our website at www.towerstream.com. We will provide a copy of our code of ethics and business conduct free of charge to any person who requests a copy. Requests should be directed by e-mail to Frederick Larcombe, our Chief Financial Officer, at flarcombe@towerstream.com, or by mail to Towerstream Corporation, 88 Silva Lane, Middletown, Rhode Island 02842, or by telephone at (401) 848-5848.

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the annual and long-term compensation paid to our chief executive officer and our other most highly compensated executive officers who were serving at the end of 2016, whom we refer to collectively in this Annual Report on Form 10-K/A as the “named executive officers”. Mr. Thompson and Mr. Hernon resigned from all positions with the Company in 2016 and the Company appointed Philip Urso as Mr. Thompson’s successor, Frederick Larcombe as Mr. Hernon’s successor and Arthur Giftakis as Chief Operating Officer. During 2016, such persons became named executive officers of the Company. In addition, the Company adopted new compensation policies applicable to named executive officers under which Mr. Urso and Mr. Giftakis will receive lesser cash compensation amounts than previously paid plus equity incentives, as reported in our Current Report on Form 8-K dated March 4, 2016, intended to align the interests of such executives with the interests of stockholders. Such policies reduced the obligation of the Company for payment of historical levels of cash compensation to executives, which the Company had been contractually obligated to pay pursuant to its employment agreements with executives.

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)		Other		Total
Philip Urso	2016	$264,248	$-	$297,650	(2)	$-		$561,898
Former Interim Chief Executive Officer*

Arthur G. Giftakis	2016	$190,615	$25,000	$360,567	(3)	$-		$576,182
Chief Operating Officer

Frederick Larcombe	2016	$148,480	$-	$-		$-		$148,480
Chief Financial Officer

Jeffrey M. Thompson	2016	$63,939	$-	$-		$277,083	(6)	$341,022
Former President and Chief Executive Officer**	2015	$475,000	$75,000	$79,373	(4)	$-		$629,373

Joseph P. Hernon	2016	$153,125	$-	$-		$81,250	(7)	$234,375
Former Chief Financial Officer***	2015	$325,000	$-	$54,913	(5)	$-		$379,913

*Resigned as Interim Chief Executive Officer on January 24, 2017

**Resigned as President and Chief Executive Officer on February 12, 2016

***Resigned as Chief Financial Officer on June 3, 2016

(1)	Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. Our policy and assumptions made in the valuation of share-based payments are contained in Note 11 to our December 31, 2016 financial statements.

(2)

In connection with his appointment to Interim Chief Executive Officer on February 16, 2016, Mr. Urso was granted a ten-year option to purchase 5,000 shares of common stock at an exercise price of $5.00 per share on March 4, 2016. These options vest immediately.

Mr. Urso was granted the following ten-year options as compensation for his appointment to Interim Chief Executive Officer:
	a)	1,250 shares of common stock at an exercise price of $2.40 on March 31, 2016 which vest immediately;
	b)	1,250 shares of common stock at an exercise price of $3.20 on April 29, 2016 which vest immediately;
	c)	1,250 shares of common stock at an exercise price of $3.80 on May 31, 2016 which vest immediately;
	d)	1,250 shares of common stock at an exercise price of $3.40 on June 30, 2016 which vest immediately; and
	e)	500 shares of common stock at an exercise price of $2.50 on July 29, 2016 which vest immediately;

On August 19, 2016, Mr. Urso received a ten-year option to purchase 206,000 shares of common stock at an exercise price of  $2.25 per share in recognition of services performed during 2016. These options vest quarterly over one year with the first tranche vesting on November 19, 2016.

(3)

In connection with his appointment to Chief Operating Officer on February 16, 2016, Mr. Giftakis was granted a ten-year option to purchase 30,000 shares of common stock at an exercise price of $5.00 per share on March 4, 2016. These options vest quarterly over a two year period with the first tranche vesting on June 4, 2016.

On August 19, 2016, Mr. Giftakis received a ten-year option to purchase 206,000 shares of common stock at an exercise price of $2.25 per share in recognition of services performed during 2016. These options vest quarterly over one year with the first tranche vesting on November 19, 2016.

(4)

On July 30, 2015, Mr. Thompson received a ten-year option to purchase 2,708 shares of common stock at an exercise price of $31.00 per share in recognition of services performed during 2015. These options vested quarterly over a year period with the first tranche vesting on October 30, 2015.

On September 11, 2015, Mr. Thompson received a ten-year option to purchase 2,500 shares of common stock at an exercise price of $26.20 per share in recognition of services performed during 2015. These options vested one half immediately and the remaining half on a quarterly basis over a year period with the first tranche vesting on December 11, 2015.

On November 23, 2015, Mr. Thompson received a ten-year option to purchase 1,667 shares of common stock at an exercise price of $9.20 per share in recognition of services performed during 2015. These options vest quarterly over a year period with the first tranche vesting on February 23, 2016.

(5)

On July 30, 2015, Mr. Hernon received a ten-year option to purchase 1,354 shares of common stock at an exercise price of $31.00 per share in recognition of services performed during 2015. These options vested quarterly over a year period with the first tranche vesting on October 30, 2015.

On September 11, 2015, Mr. Hernon received a ten-year option to purchase 2,500 shares of common stock at an exercise price of $26.20 per share in recognition of services performed during 2015. These options vested one half immediately and the remaining half on a quarterly basis over a year period with the first tranche vesting on December 11, 2015.

On November 23, 2015, Mr. Hernon received a ten-year option to purchase 833 shares of common stock at an exercise price of $9.20 per share in recognition of services performed during 2015. These options vest quarterly over a year period with the first tranche vesting on February 23, 2016.

(6)

As part of Mr. Thompson’s separation agreement dated February 12, 2016, he received a payment of an amount approximately equal to the remaining term of Mr. Thompson's employment agreement which was to expire in October 2016.

(7)	As part of Mr. Hernon’s separation agreement dated June 3, 2016, he received a one-time payment equal to three months of his pay.

Grants of Plan-Based Awards

The following table summarizes the stock option awards granted to our named executive officers during the year ended December 31, 2016:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Share)(1)	Grant Date Fair Value of Stock and Option Awards($)(2)
Philip Urso*	3/4/16	5,000	$5.00	$14,667
	3/31/16	1,250	$2.40	$1,834
	4/29/16	1,250	$3.20	$2,439
	5/31/16	1,250	$3.80	$2,919
	6/30/16	1,250	$3.40	$2,494
	7/29/16	500	$2.50	$735
	8/19/16	206,000	$2.25	$272,562

Arthur G. Giftakis	3/4/16	30,000	$5.00	$88,005
	8/19/16	206,000	$2.25	$272,562

      * Resigned as Interim Chief Executive Officer on January 24, 2017

(1)

The exercise price of the stock options awarded was determined in accordance with the stock option plans, which provides that the exercise price for an option granted be the closing sale price for our common stock as quoted on the NASDAQ Capital Market or OTC Markets Group, Inc. on the date of grant.

(2)

Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. Our policy and assumptions made in the valuation of share-based payments are contained in Note 11 to our December 31, 2016 financial statements.

There were no restricted stock awards granted to our named executive officers during the year ended December 31, 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards to our named executive officers as of December 31, 2016.

	Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Philip Urso*	281	−		$45.00	1/11/17
	1,125	−		$24.40	6/26/18
	1,125	−		$104.60	5/31/21
	2,500	−		$71.40	5/31/22
	2,500	−		$51.20	5/31/23
	2,500	−		$38.60	6/1/24
	2,500	−		$41.40	5/31/25
	5,000	−		$5.00	3/3/26
	1,250	−		$2.40	3/30/26
	1,250	−		$3.20	4/28/26
	1,250	−		$3.80	5/30/26
	1,250	−		$3.40	6/29/26
	500	−		$2.50	7/28/26
	51,500	154,500	(1)	$2.25	8/18/26

Arthur G. Giftakis	328	−		$36.20	5/31/20
	4,500	−		$81.80	8/2/21
	3,000	−		$46.20	8/28/23
	1,250	−		$22.80	10/14/24
	1,500	−		$26.20	9/10/25
	11,250	18,750	(2)	$5.00	3/3/26
	51,500	154,500	(1)	$2.25	8/18/26

 *Resigned as Interim Chief Executive Officer on January 24, 2017

(1)	Such option vests quarterly over a one year period, with the first tranche vesting on November 19, 2016.

(2)	Such option vests quarterly over a two year period, with the first tranche vesting on June 4, 2016.

Option Exercises and Stock Vested

There were no options exercised or restricted stock vested during fiscal 2016 with respect to our named executive officers.

Employment Agreements and Change-in-Control

On February 16, 2016, the Board appointed Philip Urso as Interim Chief Executive Officer of the Company, for which he also serves as Chairman of the Board of Directors. In relation to Mr. Urso’s appointment to Interim Chief Executive Officer, the Board modified his compensation to increase his cash compensation to $25,000 per month. Mr. Urso was also awarded a one-time grant of 5,000 fully vested, ten-year options to purchase shares of the Company’s common stock, at an exercise price equal to the price of the Company’s common stock at market close on the day of the grant, March 4, 2016. In addition, Mr. Urso received 1,250 fully-vested, ten-year stock options on the last day of each month of his service as Interim Chief Executive Officer for the first four months as Interim Chief Executive Officer, and 500 shares per month due on the last day of each month of service as Interim Chief Executive Officer through July 2017, with all such options having an exercise price equal to the price of the Company’s common stock at market close on the day of the grant. The Company pays 100% of Mr. Urso’s health insurance. He is also eligible to participate in the Company’s health and other employee benefit plans. Mr. Urso is an employee at will.

On February 16, 2016, the Board appointed Arthur Giftakis as Chief Operating Officer of the Company, for which he was serving as the Senior Vice President of Engineering and Operations of the Company at the time of his appointment. In connection to his appointment as Chief Operating Officer, Mr. Giftakis received a one-time bonus of $25,000. He also received ten-year options to purchase 30,000 shares of the Company’s common stock having an exercise price equal to the price of the Company’s common stock at market close on March 4, 2016, and which options vest over the course of two years in equal quarterly installments. On November 23, 2016, the Company entered into an employment agreement with Mr. Giftakis to which he will serve as the Company’s Chief Operating Officer for a base salary of $230,000 per year. He is eligible for bonus compensation of up to $115,000 per year in cash, stock or options, as approved at the discretion of the Compensation Committee. His employment agreement has a term of two years and may automatically be renewed for additional one year terms unless earlier terminated by either party with three months prior notice. Upon termination for any reason, Mr. Giftakis is entitled to accrued but unpaid salary and bonus. Upon termination without cause by the Company, for good reason by Mr. Giftakis or within 180 days of a change of control, he will be entitled to the greater of his base salary through the balance of the employment period or twelve months base salary, continued participation in the Company’s benefits plans to be paid by the Company and immediate vesting of all stock option and other equity awards.

Effective June 14, 2016, Frederick Larcombe joined the Company as Chief Financial Officer. His agreement with the Company, as amended, provides for compensation of $5,120 per week for his services through June 30, 2018.

On January 24, 2017, the Company entered into an employment agreement with Ernest Ortega pursuant to which he will serve as the Company’s Chief Executive Officer. The agreement has a term of eighteen months and automatically renews for additional one-year terms unless earlier terminated by either party within three months prior to the renewal date. Mr. Ortega will receive a base salary of $350,000 per year and is eligible for bonus compensation of up to $300,000 per year, as approved at the discretion of the Board. In addition, the Company issued options for the purchase of up to 2,037,085 shares of the Company common stock at $0.17 per share for a period of ten years. Those options vest as follows: 940,193 will vest on January 24, 2018; 626,795 will vest in eight quarterly installments during the twenty-four months ending January 24, 2020; 548,446 will vest upon the achievement of three consecutive quarters of positive cash flow; and 548,446 will vest upon the sale of the Company's earth station assets in Miami, Florida for gross proceeds equal to or greater than $15,000,000. Upon termination of employment for any reason, Mr. Ortega shall be entitled to: (i) all base salary earned through the date of termination, (ii) any annual bonuses earned through the date of termination, (iii) any and all reasonable expenses paid or incurred in connection with and related to the performance of his duties and responsibilities for the Company during the period ending on the termination date, (iv) any accrued but unused vacation time through the date of termination and (v) all share awards earned and vested prior to the date of termination. In the event of termination by the Company without cause, by Mr. Ortega for good reason or following a change of control, Mr. Ortega shall also be entitled to his continued base salary through the remainder of the term of employment.

On January 24, 2017, Mr. Urso resigned from his position as Interim Chief Executive Officer of the Company. The Company has not entered into any severance agreement with Mr. Urso in connection with his resignation. Effective February 1, 2017, the Company entered into an employment agreement with Mr. Urso, pursuant to which he will provide support and transition services to the Company’s new Chief Executive Officer for a period of three months. Under the terms of the agreement, Mr. Urso's compensation will consist of a salary of $12,500 per month, a car allowance of $1,000 per month, and health insurance coverage for himself and his dependents.

In December 2007, we entered into an employment agreement, as amended through 2015, with Jeffrey M. Thompson, our former principal executive officer, which was terminated in February 2016. We entered into a separation agreement with Mr. Thompson on February 12, 2016 pursuant to which Mr. Thompson resigned from all positions with the Company and its subsidiaries, and as a member of the Board of Directors. Among other terms and conditions, the separation agreement provides for (i) the mutual release of claims, liabilities and causes of action by Mr. Thompson and the Company, (ii) payment of $277,083, an amount approximately equal to the remaining term of Mr. Thompson's employment agreement which was to expire in October 2016, (iii) vesting of option and other stock incentive awards held by Mr. Thompson and (iv) a three month non-competition period and a twelve month non-solicitation period.

In May 2008, Joseph P. Hernon joined the Company as Chief Financial Officer. We entered into a separation agreement with Mr. Hernon on June 3, 2016 pursuant to which Mr. Hernon resigned from all positions with the Company and its subsidiaries. Among other terms and conditions, the separation agreement provides for (i) the mutual release of claims, liabilities and causes of action by Mr. Hernon and the Company and (ii) payment of $81,250, an amount approximately equal to the three months of Mr. Hernon's base salary.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 26, 2017 by:

●	each person known by us to beneficially own more than 5% of our common stock (based solely on our review of SEC filings);
●	each of our directors;
●	each of our named executive officers listed in the section entitled “Summary Compensation Table” under Executive Compensation; and
●	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of, with respect to the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Towerstream Corporation, 88 Silva Lane, Middletown, Rhode Island 02842, unless otherwise indicated. As of April 26, 2017, there were 21,779,503 shares of our common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)			Percent of Class (1)
5% Stockholders:
HS Contrarian Investments, LLC (2)	2,237,401	(3)		9.99%
68 Fiesta Way
Fort Lauderdale, FL 33301

Directors and Named Executive Officers:
Ernest Ortega	77,500	(4)		*
Philip Urso	746,836	(5)		3.3%
William J. Bush	92,889	(6)		*
Howard L. Haronian, M.D.	143,834	(7)		*
Paul Koehler	91,658	(6)		*
Arthur G. Giftakis	235,004	(8)		1.1%
Frederick Larcombe	31,291	(9)		*
All directors and executive officers as a group (7 persons)	1,419,012			6.2%
	(4)(5)(6)(7)(8)(9)
Joseph P. Hernon (10)	19,002	(1	1)
Jeffrey M. Thompson (12)	-

* Less than 1%.

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 26, 2017. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	John Stetson is the Managing Member of HS Contrarian Investments, LLC and in such capacity, is deemed to hold voting and dispositive power of the securities held by HS Contrarian Investments, LLC.

(3)

Includes 2,137,401 shares of common stock issuable upon conversion of Series D Convertible Preferred Stock ("Series D") held by HS Contrarian Investments, LLC (“HSC”) at an assumed conversion price floor of $0.40. Does not include: a) 945,099 shares of common stock at an assumed conversion price of $0.40 underlying the shares of Series D held by HSC; and b) 4,715,000 shares of common stock at an assumed conversion price floor of $0.20 underlying the shares of Series F Convertible Preferred Stock ("Series F") held by HSC. Each of the foregoing series of preferred stock contain an ownership limitation such that the holder may not exercise any of such securities to the extent that such exercise would result in the holder’s beneficial ownership being in excess of 9.99% of the Company's outstanding common stock together with all shares owned by the holder and its affiliates.

(4)	Includes 77,500 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(5)	Includes 677,903 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days. Excludes 5,195 shares of common stock held in a trust for the benefit of Mr. Urso’s minor children, of which Mr. Urso is not a trustee. Mr. Urso disclaims beneficial ownership of the shares held in that trust.

(6)	Includes 90,874 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(7)

Includes 500 shares of common stock held by Dr. Haronian’s wife, for which Dr. Haronian has an indirect interest in, and 89,624 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(8)	Includes 234,954 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(9)	Includes 31,291 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(10)	Resigned from all positions with the Company in June 2016.

(11)	Consists of 19,002 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(12)	Resigned from all positions with the Company in February 2016 and holds no shares of common stock issuable upon the exercise of options.

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

Director Independence

Each of William J. Bush, Howard L. Haronian, M.D., Paul Koehler and are independent directors, as provided in NASDAQ Marketplace Rule 5605(a)(2).

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees that the Company accrued or paid to Marcum LLP for the fiscal 2016 and fiscal 2015.

	2016	2015
Audit Fees(1)	$326,538	$323,648
Audit-Related Fees(2)	−	−
Tax Fees(3)	−	−
All Other Fees	−	−
Total	$326,538	$323,648

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

TOWERSTREAM CORPORATION

Date: April 28, 2017	By:	/s/ Ernest Ortega
Ernest Ortega
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Frederick Larcombe
Frederick Larcombe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Philip Urso
Philip Urso	Director – Chairman of the Board of Directors	April 28, 2017

/s/ Ernest Ortega	Chief Executive Officer	April 28, 2017
Ernest Ortega	(Principal Executive Officer)

/s/ Frederick Larcombe	Chief Financial Officer
Frederick Larcombe	(Principal Financial Officer and Principal Accounting Officer)	April 28, 2017

/s/ Howard L. Haronian, M.D.
Howard L. Haronian, M.D.	Director	April 28, 2017

/s/ William J. Bush
William J. Bush	Director	April 28, 2017

/s/ Paul Koehler
Paul Koehler	Director	April 28, 2017

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer