Form 10-Q
period 2017-03-31
TOWERSTREAM CORP
filed 2017-05-15
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark, if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 12, 2017, there were 21,779,503 shares of common stock, par value $0.001 per share, outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Deficit for the Three Months Ended March 31, 2017 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016 (unaudited)	4-5

	Notes to Unaudited Condensed Consolidated Financial Statements	6-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	23

Item 4.	Controls and Procedures.	23

Part II	OTHER INFORMATION

Item 6.	Exhibits.	24

i

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$11,068,153	$12,272,444
Accounts receivable, net of reserves for uncollectible accounts of $45,542 and $64,824, respectively	612,964	505,074
Prepaid expenses and other current assets	383,477	434,444
Current assets of discontinued operations	231,978	231,978
Total Current Assets	12,296,572	13,443,940

Property and equipment, net	13,829,221	15,252,357

Intangible assets, net	3,234,606	3,652,490
Goodwill	1,674,281	1,674,281
Other assets	380,493	369,769
Total Assets	$31,415,173	$34,392,837

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$174,767	$323,625
Accrued expenses	1,330,909	911,210
Deferred revenues	1,114,660	1,161,520
Current maturities of capital lease obligations	665,874	791,009
Current liabilities of discontinued operations	1,168,747	1,240,000
Deferred rent	130,154	110,738
Total Current Liabilities	4,585,111	4,538,102

Long-Term Liabilities
Long-term debt, net of debt discount and deferred financing costs of $1,513,042 and $1,803,742, respectively	32,099,766	31,487,253
Capital lease obligations, net of current maturities	29,038	158,703
Other	1,015,137	1,062,237
Total Long-Term Liabilities	33,143,941	32,708,193
Total Liabilities	37,729,052	37,246,295

Commitments (Note 15)

Stockholders' Deficit
Preferred stock, par value $0.001; 5,000,000 shares authorized; Series A Preferred - No shares issued or outstanding	-	-
Series B Convertible Preferred - No shares issued or outstanding	-	-
Series C Convertible Preferred - No shares issued or outstanding	-	-
Series D Convertible Preferred - 1,233 shares issued and outstanding, liquidation value of $1,233,000 as of March 31, 2017 and December 31, 2016; respectively	2	2
Series E Convertible Preferred - 0 and 500,000 shares issued and outstanding, liquidation value of $0 and $500 as of March 31, 2017 and December 31, 2016; respectively	-	500
Series F Convertible Preferred - 843 and 1,233 shares issued and outstanding, liquidation value of $843,000 and $1,233,000 as of March 31, 2017 and December 31, 2016; respectively	1	1
Common stock, par value $0.001; 200,000,000 shares authorized; 20,779,503 and 18,327,263 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	20,779	18,327
Additional paid-in-capital	174,133,626	173,782,939
Accumulated deficit	(180,468,287)	(176,655,227)
Total Stockholders' Deficit	(6,313,879)	(2,853,458)
Total Liabilities and Stockholders' Deficit	$31,415,173	$34,392,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016

Revenues	$6,572,317	$6,734,090

Operating Expenses
Infrastructure and access	2,708,311	2,570,747
Depreciation and amortization	2,433,501	2,527,647
Network operations	1,200,907	1,272,168
Customer support	367,682	543,191
Sales and marketing	864,976	1,494,920
General and administrative	1,537,728	1,979,792
Total Operating Expenses	9,113,105	10,388,465
Operating Loss	(2,540,788)	(3,654,375)
Other Income/(Expense)
Interest expense, net	(1,273,901)	(1,607,120)
Other income, net	1,629	-
Total Other Income/(Expense)	(1,272,272)	(1,607,120)
Loss from continuing operations	(3,813,060)	(5,261,495)
Loss from discontinued operations
Operating loss	-	(2,909,567)
Gain on sale of assets	-	1,177,742
Total	-	(1,731,825)
Net Loss	$(3,813,060)	$(6,993,320)

(Loss) gain per share – basic and diluted
Continuing	$(0.19)	$(1.55)
Discontinued
Operating	-	(0.86)
Non-operating	-	0.35
Total	-	(0.51)
Net loss per common share – basic and diluted	$(0.19)	$(2.06)

Weighted average common shares outstanding – basic and diluted	19,717,264	3,402,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended March 31, 2017

	Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Additional Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2017	1,233	$2	500,000	$500	1,233	$1	18,327,263	$18,327	$173,782,939	$(176,655,227)	$(2,853,458)

Conversion on January 9, 2017 of Series E convertible preferred into common shares	-	-	(500,000)	(500)	-	-	500,000	500	-	-	-

Conversion on various dates from January 26, 2017 to March 23, 2017, inclusive, Series F convertible preferred into common shares	-	-	-	-	(390)	-	1,950,000	1,950	(1,950)		-

Stock-based compensation for options	-	-	-	-	-	-			352,281		352,281

Issuance of common stock under employee stock purchase plan	-	-	-	-	-	-	2,240	2	356		358

Net Loss	-	-	-	-	-	-				(3,813,060)	(3,813,060)

Balance at March 31, 2017	1,233	$2	-	$-	843	$1	20,779,503	$20,779	$174,133,626	$(180,468,287)	$(6,313,879)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(3,813,060)	$(6,993,320)
Loss from discontinued operations	-	1,731,825
Loss from continuing operations	(3,813,060)	(5,261,495)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Provision for doubtful accounts	7,000	-
Depreciation for property, plant and equipment	2,015,617	2,322,974
Amortization for intangible assets	417,884	204,673
Amortization for debt discount and deferred financing costs	290,700	451,924
Accrued interest added to principal	321,813	371,572
Loss on property and equipment	-	528,364
Stock-based compensation - Options	352,281	296,385
Stock-based compensation - Stock issued for services	-	20,000
Stock-based compensation - Employee stock purchase plan	54	1,784
Deferred rent	(27,684)	(548,161)
Changes in operating assets and liabilities:
Accounts receivable	(114,890)	(57,875)
Prepaid expenses and other current assets	50,967	(390,252)
Other assets	(191)	(6,588)
Accounts payable	(148,858)	(369,104)
Accrued expenses	383,748	51,203
Deferred revenues	(46,860)	(275,926)
Total Adjustments	3,501,581	2,600,973
Net Cash Used In Continuing Operating Activities	(311,479)	(2,660,522)
Net Cash Used In Discontinued Operating Activities	(71,253)	(2,094,260)
Net Cash Used In Operating Activities	$(382,732)	$(4,754,782)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(556,530)	(625,976)
Change in security deposits	(10,533)	15,639
Net Cash Used In Continuing Investing Activities	(567,063)	(610,337)
Net Cash Provided By Discontinued Investing Activities	-	124,130
Net Cash Used In Investing Activities	$(567,063)	$(486,207)

Cash Flows From Financing Activities
Repayment of capital leases	(254,800)	(243,738)
Issuance of common stock under employee stock purchase plan	304	8,916
Net Cash Used In Continuing Financing Activities	$(254,496)	$(234,822)

Net Decrease In Cash and Cash Equivalents
Continuing Operations	(1,133,038)	(3,505,681)
Discontinued Operations	(71,253)	(1,970,130)
Net Decrease In Cash and Cash Equivalents	(1,204,291)	(5,475,811)

Cash and Cash Equivalents – Beginning	12,272,444	15,116,531
Cash and Cash Equivalents – Ending	$11,068,153	$9,640,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Three Months Ended March 31,
Supplemental Disclosures of Cash Flow Information	2017	2016
Cash paid during the periods for:
Interest	$661,419	$778,971
Taxes	$730	$11,780
Acquisition of property and equipment - Included in accrued expenses	$154,093	$148,712
Exchange of intangible assets - discontinued operations (Note 4)	$-	$3,837,783

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Nature of Business

Towerstream Corporation (referred to as “Towerstream” or the “Company”) was incorporated in Delaware in December 1999. During its first decade of operations, the Company's business activities were focused on delivering fixed wireless broadband services to commercial customers over a wireless network transmitting over both regulated and unregulated radio spectrum. The Company's fixed wireless service supports bandwidth on demand, wireless redundancy, virtual private networks, disaster recovery, bundled data and video services. The Company provides services to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. The Company's “Fixed Wireless” business has historically grown both organically and through the acquisition of five other fixed wireless broadband providers in various markets.

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”), to operate a new business designed to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Hetnets built a carrier-class network which offered a shared wireless infrastructure platform, primarily for (i) co-location of customer owned antenna and related equipment and (ii) Wi-Fi access and offloading. The Company referred to this as its “Shared Wireless Infrastructure” or “Shared Wireless” business. During the fourth quarter of 2015, the Company determined to exit this business and curtailed activities in its smaller markets. The remaining network, located in New York City, was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and into the first quarter of 2016 to sell the New York City network.

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

Note 2. Liquidity and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2017, the Company had cash and cash equivalents of approximately $11.1 million and working capital of approximately $7.7 million. The Company incurred significant operating losses since inception and continues to generate losses from operations and as of March 31, 2017, the Company has an accumulated deficit of $180.5 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Management has also evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the year ended December 31, 2016, the Company has raised a total of $9,130,000 and converted $5,000,000 of long-term debt into preferred stock. In addition, the Company has monitored and reduced certain of its operating costs over the course of 2016 and into the first quarter of 2017. Historically, the Company has financed its operation through private and public placement of equity securities, as well as debt financing and capital leases. The Company’s ability to fund its longer term cash requirements is subject to multiple risks, many of which are beyond its control. The Company intends to raise additional capital, either through debt or equity financings or through the potential sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 3. Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2016, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of March 31, 2017, the Company had cash and cash equivalent balances of approximately $10.8 million in excess of the federally insured limit of $250,000.

Revenue Recognition. The Company generally enters into contractual agreements with its customers for periods ranging between one to three years. The Company recognizes the total revenue provided under a contract ratably over the contract period, including any periods under which the Company has agreed to provide services at no cost. The Company applies the revenue recognition principles set forth under the United States Securities and Exchange Commission Staff Accounting Bulletin 104, (“SAB 104”) which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

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

Note 4.    Discontinued Operations

During the fourth quarter of 2015, the Company determined to exit the business conducted by Hetnets and curtailed activities in its smaller markets. The remaining network, located in New York City (or “NYC”), was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and into the first quarter of 2016 to sell the NYC network. On March 9, 2016, the Company completed a sale and transfer of certain assets pursuant to an asset purchase agreement (the "Agreement") with a large cable company (the "Buyer"). Under the terms of the Agreement, the Buyer assumed certain rooftop leases and acquired ownership of and the right to operate the Wi-Fi access point and related equipment associated with such leases. The Company retained ownership of all backhaul and related equipment, and the parties entered into an agreement under which the Company provides backhaul services to the Buyer. The Agreement is for a three-year period with two one-year renewals and is cancellable by the Buyer on sixty-day's notice. In connection with the Agreement, the Company transferred to the Buyer a net book value of network assets aggregating $2,660,041 in exchange for the backhaul agreement valued at $3,837,783. The backhaul agreement has been recorded as an intangible asset in the accompanying condensed consolidated balance sheets. As a result, during the first quarter of 2016, the Company recognized a gain of $1,177,742 in its discontinued operations.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company determined that it will not be able to sell the remaining network locations in New York City. As a result, the Company recognized charges totaling $1,585,319 in the first quarter of 2016 which included $453,403 representing the estimated cost to settle lease obligations, $528,364 to write off network assets which could not be redeployed into the fixed wireless network, $110,500 related to security deposits which are not expected to be recovered, and $493,052 related to the accelerated expensing of deferred acquisition costs. These costs were partially offset by a $1,244,284 reduction in the accrual for terminated lease obligations that was recorded in the fourth quarter of 2015. This reduction reflects the outcome of settlements negotiated in the first quarter of 2016 with certain landlords. The operating results and cash flows for Hetnets have been reclassified and presented as discontinued operations in these condensed consolidated financial statements for all periods presented.

Discontinued Operations

A more detailed presentation of loss from discontinued operations is set forth below. There has been no allocation of consolidated interest expense to discontinued operations.

	Three Months Ended March 31,
	2017	2016
Revenues	$-	$553,302
Operating expenses:
Infrastructure and access	-	2,523,222
Depreciation	-	638,681
Network operations	-	183,583
Customer support	-	69,804
Sales and marketing	-	246
General and administrative	-	47,333
Total operating expenses	-	3,462,869
Net operating loss	-	(2,909,567)
Gain on sale of assets	-	1,177,742
Net Loss	$-	$(1,731,825)

The components of the balance sheet accounts presented as discontinued operations were as follows:

	March 31, 2017	December 31, 2016
Assets:
Prepaid expenses and other current assets	231,978	231,978
Total Current Assets	$231,978	$231,978

Liabilities:
Accrued expenses - leases	1,168,747	1,240,000
Total Current Liabilities	$1,168,747	$1,240,000

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 5. Property and Equipment

Property and equipment is comprised of:

	March 31, 2017	December 31, 2016
Network and base station equipment	$42,434,071	$42,098,570
Customer premise equipment	33,855,343	33,617,085
Information technology	4,878,311	4,859,875
Furniture, fixtures and other	1,713,430	1,713,430
Leasehold improvements	1,631,608	1,631,322
	84,512,763	83,920,282
Less: accumulated depreciation	70,683,542	68,667,925
Property and equipment, net	$13,829,221	$15,252,357

Depreciation expense for the three months ended March 31, 2017 and 2016 was $2,015,617 and $2,322,974, respectively.

	March 31, 2017	December 31, 2016
Network and base station equipment	$2,620,898	$2,620,898
Customer premise equipment	669,792	669,792
Information technology	1,860,028	1,860,028
	5,150,718	5,150,718
Less: accumulated depreciation	4,307,297	4,083,274
Property acquired through capital leases, net	$843,421	$1,067,444

Property acquired through capital leases included within the Company’s property and equipment consists of the following:

Note 6. Intangible Assets

Intangible assets consist of the following:

	March 31, 2017	December 31, 2016

Goodwill	$1,674,281	$1,674,281

Customer relationships	$11,856,126	$11,856,126
Less: accumulated amortization	11,823,436	11,725,369
Customer relationships, net	32,690	130,757

Backhaul agreement	3,837,783	3,837,783
Less: accumulated amortization	1,385,867	1,066,050
Backhaul agreement, net	2,451,916	2,771,733

FCC licenses	750,000	750,000

Intangible assets, net	$3,234,606	$3,652,490

Amortization expense for the three months ended March 31, 2017 and 2016 was $417,884 and $204,673, respectively. The fair value of the backhaul agreement acquired in the transaction with the large cable company, as described in Note 4, is being amortized on a straight-line basis over the three-year term of the agreement. The customer contracts acquired in the Delos Internet acquisition are being amortized over a 50 month period ending in April 2017. The Company’s licenses with the Federal Communications Commission (the “FCC”) are not subject to amortization as they have an indefinite useful life.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2017	December 31, 2016
Professional services	$508,084	$263,928
Payroll and related	406,032	294,006
Property and equipment	154,093	118,139
Network	120,836	92,645
Other	141,864	142,492
Total	$1,330,909	$911,210

Network represents costs incurred to provide services to the Company’s customers including tower rentals, bandwidth, troubleshooting and gear removal.

Note 8. Other Liabilities

Other liabilities consist of the following:

	March 31, 2017	December 31, 2016

Deferred rent	$594,699	$641,799
Deferred taxes	420,438	420,438
Total	$1,015,137	$1,062,237

Note 9. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2017	December 31, 2016
Principal	$33,612,808	$33,290,995
Unamortized debt discount	(1,513,042)	(1,803,742)
Total	$32,099,766	$31,487,253

In October 2014, the Company entered into a $35,000,000 note ("Note") with Melody Business Finance, LLC ("Lender") wherein the Company received net proceeds of $33,950,000 after a 3% original issue discount.

This Note matures on October 16, 2019 and accrues interest on the basis of a 360-day year at:

a)

A rate equal to the greater of: i) the sum of the one-month Libor rate on any given day plus 7% or ii) 8% per annum. The one-month Libor rate was 0.98% as of March 31, 2017. Interest accrued at this rate is paid in cash at the end of each quarter; plus

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

The Note contains representations and warranties by the Company and the Lender, certain indemnification provisions in favor of the Lender and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in the Lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The Note contains several restrictive covenants and the most significant of which requires the Company to maintain a minimum cash balance of $6,500,000 at all times. The Company was in compliance with all of the Note covenants as of March 31, 2017. Upon the occurrence of an event of default, an additional 5% interest rate will be applied to the outstanding loan balances, and the Lender may terminate its lending commitment, declare all outstanding obligations immediately due and payable, and take such other actions as set forth in the Note to secure its interests.

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

On November 8, 2016 and in connection with a financing transaction, an investor acquired $5,000,000 of the Company's obligations to the Lender consisting of principal and accrued interest of $4,935,834 and $64,166, respectively. The investor then immediately exchanged such obligations for 1,000 shares of the Company's Series D Convertible Preferred Stock and warrants for the purchase of up to 4,000,000 shares of the Company's common stock. In connection with that exchange, the Company:

a)

Wrote-off the portion of the unamortized debt discount and deferred financing costs associated with the exchanged principal and recorded a charge to interest expense of $331,609. The accrued interest and the adjustment to the unamortized debt discount activity described in this paragraph are separate from and unrelated to the amounts appearing in the following paragraphs; and

b)

Recorded a non-cash loss on extinguishment of debt charge of $500,000. This amount represents the difference between the fair value of the Series D Convertible Preferred Stock of $5,500,000 and the carrying amount of the debt of $5,000,000 as of the date of the exchange.

The Company recorded interest expense of $965,439 and $1,114,716 for the three months ended March 31, 2017 and 2016, respectively. Of those amounts, the Company paid to the Lender $643,626 and $743,144 and added $321,813 and $371,572 of interest to the principal amount of the Note during the three months ended March 31, 2017 and 2016, respectively.

The Company recorded amortization expense of $290,700 and $451,924 for the three months ended March 31, 2017 and 2016, respectively, and classified those amounts as interest expense.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 10. Capital Stock

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

Note 11. Stock Options and Warrants

Stock Options Plans

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

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	1.7%	1.2%	to	1.4%
Expected volatility	110%	77%	to	82%
Expected life (in years)	4.2		4.2
Expected dividend yield	-		-
Estimated forfeiture rates	20%	1%	to	7%
Weighted average per share grant date fair value	$0.13		$0.14
Stock-based compensation	$352,281		$296,385

The risk-free interest rate was based on rates established by the Federal Reserve. The expected volatility was based upon the historical volatility for the Company’s common stock. The Company utilized historical data to determine the expected life of stock options. The dividend yield reflected the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future. Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized amount of stock options expense totaled $906,778 as of March 31, 2017 which will be recognized over a weighted-average period of 4.6 years.

Option transactions under the stock option plans during the three months ended March 31, 2017 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of January 1, 2017	2,106,889	$5.30
Granted during 2017	3,252,072	0.17
Cancelled /expired	(64,945)	22.62
Outstanding as of March 31, 2017	5,294,016	$1.94
Exercisable as of March 31, 2017	1,750,287	$4.96

Grants under the stock option plans during the three months ended March 31, 2017 were as follows:

Number
Consultant grants	25,000
Executive grants	3,227,072
Total	3,252,072

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Options granted during the reporting period had a term of ten years. All options were issued at an exercise price equal to the fair value on the date of grant. Consultant grants vest six months from the date of issuance. Executive grants, except as noted below, vesting periods range from vesting immediately upon issuance, vesting quarterly over a two-year period and vesting annually for one year then quarterly over the next two years period from the date of issuance. The aggregate fair value of the options granted was $426,701 for the three months ended March 31, 2017.

On January 24, 2017, the Company entered into an employment agreement with Ernest Ortega wherein the Company issued options for the purchase of up to 2,037,085 shares of the Company common stock at $0.17 per share for a period of ten years. Those options vest as follows: 940,193 will vest on January 24, 2018; 626,795 will vest in eight quarterly installments during the twenty-four months ending January 24, 2020; 548,446 will vest upon the achievement of three consecutive quarters of positive cash flow; and 548,446 will vest upon the sale of the Company's earth station assets in Miami, Florida for gross proceeds equal to or greater than $15,000,000.

Certain stock options awarded to Ernest Ortega in conjunction with his 2017 employment agreement contained performance based criteria. The fair value of the awards is determined based on the market value of the underlying stock price at the grant date and marked to market over the vesting period based on probabilities and projections of the underlying performance measures. The aggregate fair value of the performance based options granted was $140,708 for the three months ended March 31, 2017. The Company has not recorded any expense associated with the performance based stock options issued in the three month period ended March 31, 2017. The Company will continue to evaluate the probability of achieving the criteria associated with performance based stock options and will record any associated compensation expense at such time.

On February 3, 2017, the Company awarded options for the purchase of up to 1,189,987 shares of the Company's common stock at an exercise price of $0.18 per share for a period of ten years. Terms of such option awards conformed to the Company's standard form of option agreement which includes a provision for cashless exercise. The awards consisted of options for 500,653 shares to Mr. Philip Urso for his past service as Interim Chief Executive Officer, options for 439,008 shares to Mr. Arthur Giftakis, the Company's Chief Operating Officer, and options for 250,326 shares to Mr. Frederick Larcombe, the Company's Chief Financial Officer. Mr. Urso's options vested 100% upon issuance and the options issued to Messrs. Giftakis and Larcombe vest ratably on a quarterly basis over the eight quarters immediately following the date of the awards.

Cancellations for the three months ended March 31, 2017 consisted of 57,445 related to employee terminations and 7,500 were associated with the expiration of options.

The weighted average remaining contractual life of the outstanding options as of March 31, 2017 was 9.6 years.

There was no intrinsic value associated with the options outstanding and exercisable as of March 31, 2017. The closing price of the Company’s common stock at March 31, 2017 was $0.16 per share.

Stock Warrants

There were 180,000 warrants outstanding and exercisable as of March 31, 2017 and December 31, 2016, respectively, with a weighted-average exercise price of $16.87. The weighted average remaining contractual life of the warrants was five years.

There was no aggregate intrinsic value associated with the warrants outstanding and exercisable as of March 31, 2017.

Note 12. Employee Stock Purchase Plan

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum number of 25,000 shares of common stock can be issued under the ESPP Plan of which all of the authorized shares have been issued as of March 31, 2017. During the three months ended March 31, 2017 and 2016, a total of 2,240 and 4,459 shares were issued under the ESPP Plan with a fair value of $358 and $10,700, respectively. The Company recognized $54 and $1,784 of stock-based compensation related to the 15% discount for the three months ended March 31, 2017 and 2016, respectively.

Note 13. Fair Value Measurement

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the three months ended March 31, 2017.

 Note 14. Net Loss Per Common Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise or issuance of these common stock equivalents would dilute earnings per share if the Company becomes profitable in the future.

	Three Months Ended March 31,
	2017	2016
Stock options	5,294,016	253,777
Warrants	180,000	142,500
Series D Convertible Preferred Stock	3,082,500	-
Series F Convertible Preferred Stock	4,215,000	-
Total	12,771,516	396,277

 Note 15. Commitments

Operating Lease Obligations

The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through June 2024. Certain of these operating leases include extensions, at the Company's option, for additional terms ranging from one to fifteen years. Amounts associated with the extension periods have not been included in the table below as it is not presently determinable which options, if any, the Company will elect to exercise. As of March 31, 2017, total future operating lease obligations were as follows:

Remainder of 2017	$5,742,994
2018	6,318,665
2019	4,846,377
2020	2,627,912
2021	667,892
Thereafter	231,105
Total	$20,434,945

Rent expenses were as follows:

	Three Months Ended March 31,
	2017	2016
Points of Presence	$2,106,103	$2,075,658
Corporate offices	81,524	149,147
Other	97,256	121,489
Total	$2,284,884	$2,346,294

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Rent expenses related to Points of Presence were included in infrastructure and access in the Company’s condensed consolidated statements of operations. Rent expense related to our corporate offices was allocated between general and administrative, sales and marketing, customer support, and network operations expense in the Company’s condensed consolidated statements of operations. Other rent expenses were included in network operations within the Company’s condensed consolidated statements of operations.

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

Capital Lease Obligations

The Company has entered into capital leases to acquire property and equipment expiring through June 2018. As of March 31, 2017, total future capital lease obligations were as follows:

Total Capital lease obligation:
Remainder of 2017	$564,851
2018	161,770
Subtotal	726,621
Less: Interest Expense	(31,709)
Total	$694,912

Total Capital lease obligation:
Current	$665,874
Long-term	29,038
Total	$694,912

Note 16 - Subsequent Events

On various dates from April 4, 2017 to April 13, 2017, inclusive, the holder of 200 shares of Series F Convertible Preferred Stock elected to convert them into shares of common stock. In accordance with the conversion terms applicable to those preferred shares, the Company issued 1,000,000 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2017. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

As of March 31, 2017, we operated in twelve metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. Although we provide services in multiple markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a network presence in a new market. These costs include building PoPs and network costs. Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a network presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period

Overview - Shared Wireless Infrastructure

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”), to operate a new business designed to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Hetnets built a carrier-class network which offered a shared wireless infrastructure platform, primarily for (i) co-location of customer owned antenna and related equipment and (ii) Wi-Fi access and offloading. The Company referred to this as its “Shared Wireless Infrastructure” or “Shared Wireless” business. During the fourth quarter of 2015, the Company determined to exit this business and curtailed activities in its smaller markets. The remaining network, located in New York City (or “NYC”), was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and into the first quarter of 2016 to sell the NYC network.

As further described in Note 4 to our condensed consolidated financial statements, on March 9, 2016, the Company completed a sale and transfer of certain assets to the major cable company (the “Buyer”). The asset purchase agreement ("Agreement") provided that the Buyer would assume certain rooftop leases in NYC and acquire ownership of the Wi-Fi access points and related equipment associated with operating the network. The Company retained ownership of all backhaul and related equipment and the parties entered into a backhaul services agreement under which the Company will provide bandwidth to the Buyer at the locations governed by the leases. The Agreement is for a three-year period with two one-year renewals and is cancellable by the Buyer on sixty days’ notice. The operating results and cash flows for Hetnets have been presented as discontinued operating results in these condensed consolidated financial statements.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Continuing Operations – Fixed Wireless

Revenues. Revenues totaled $6,572,317 during the three months ended March 31, 2017 compared to $6,734,090 during the three months ended March 31, 2016 representing a decrease of $161,773, or 2%. The decrease principally related to a less than 1% decrease in the base of customers billed on a monthly recurring basis and a lower overall average revenue per user.

Customer Churn. Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.39% during the three months ended March 31, 2017 compared to 1.65% during the three months ended March 31, 2016. Churn levels can fluctuate from period to period depending upon whether customers move to a location not serviced by the Company, go out of business, or a myriad of other reasons.

Infrastructure and Access. Infrastructure and access totaled $2,708,311 for the three months ended March 31, 2017 compared to $2,570,747 for the three months ended March 31, 2016 representing an increase of $137,564, or 5%. The increase primarily relates to increased tower rental expense partially offset by lower bandwidth costs.

Depreciation and Amortization. Depreciation and amortization totaled $2,433,501 during the three months ended March 31, 2017 compared to $2,527,647 during the three months ended March 31, 2016 representing a decrease of $94,146 or 4%. Depreciation expense totaled $2,015,617 during the three months ended March 31, 2017 compared to $2,322,974 during the three months ended March 31, 2016 representing a decrease of $307,357, or 13%.

Amortization expense totaled $417,884 during the three months ended March 31, 2017 compared to $204,673 during the three months ended March 31, 2016 representing an increase of $213,211, or more than 100%. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods. The increase is related entirely to amortization associated with the shared wireless infrastructure transaction described in the section above which closed in March 2016.

Network Operations. Network operations totaled $1,200,907 for the three months ended March 31, 2017 compared to $1,272,168 for the three months ended March 31, 2016 representing a decrease of $71,261, or 6%. Payroll costs totaled $719,366 in the 2017 period compared to $771,839 in the 2016 period representing a decrease of $52,473, or 7%. Information technology support expenses totaled $224,149 in the 2017 period compared to $254,084 in the 2016 period representing a decrease of $29,935, or 12%, due primarily to staffing reductions. These costs can fluctuate from period to period and the dollar change is not meaningful.

Customer Support. Customer support totaled $367,682 for the months ended March 31, 2017 compared to $543,191 for the three months ended March 31, 2016 representing a decrease of $175,509, or 32%. Payroll expense totaled $308,939 during the 2017 period compared to $416,098 during the 2016 period representing a decrease of $107,159, or 26%. Average headcount was lower in the 2017 period as the Company consolidated departments and improved efficiencies. Other customer support costs totaled $58,743 for the three months ended March 31, 2017 compared to $127,093 for the three months ended March 31, 2016 representing a decrease of $68,350, or 54%. This decrease was principally attributable to lower customer troubleshooting costs which can fluctuate from period to period.

Sales and Marketing. Sales and marketing expenses totaled $864,976 during the three months ended March 31, 2017 compared to $1,494,920 during the three months ended March 31, 2016 representing a decrease of $629,944, or 42%. Payroll costs totaled $552,999 during the 2017 period compared to $966,855 during the 2016 period representing a decrease of $413,856, or 43%. The payroll decrease related to lower headcount associated with cost savings initiatives and the closure of our Florida sales office in the first quarter of 2016. Advertising expenses totaled $18,275 during the 2017 period as compared to $183,077 during the 2016 period representing a decrease of $164,802, or 90%. The Company has significantly reduced its Internet marketing initiatives in connection with its current marketing focus on specific businesses in certain connected buildings rather than marketing broadly to all businesses in a market. Other costs totaled $79,449 during the three months ended March 31, 2017 compared to $139,059 during the three months ended March 31, 2016 representing a decrease of $59,610, or 43%. The decrease relates primarily to the decision to close the Florida sales office in 2016. Outside commissions totaled $214,252 in the 2017 period compared to $205,929 in the 2016 period representing an increase of $8,323, or 4%. The increase relates almost exclusively to the Company’s residual program which pays continuing commissions as long as the referred business is a customer.

General and Administrative. General and administrative expenses totaled $1,537,728 during the three months ended March 31, 2017 compared to $1,979,792 during the three months ended March 31, 2016 representing a decrease of $442,064, or 22%. Payroll costs decreased to $423,725 in the 2017 period compared to $764,707 in the 2016 period representing a decrease of $340,982, or 45%. The decrease related to severance payments made in 2016 to the former Chief Executive Officer and lower headcount associated with staffing reductions. Stock based compensation totaled $352,335 during the 2017 period compared to $318,169 during the 2016 period representing an increase of $34,166, or 11%. Stock-based compensation can fluctuate significantly from period to period depending on the timing, quantity and valuation of stock option grants. Corporate travel expenses totaled $19,169 in the 2017 period compared to $48,853 in the 2016 period representing a decrease of $29,684, or 61%. The decrease related to cost savings initiatives associated with headcount reductions and the closure of the Florida sales office. Non-recurring expenses decreased to $2,751 for the three months ended March 31, 2017 compared to $31,925 for the three month period ended March 31, 2016 representing a decrease of $29,174, or 91%. The decrease primarily relates to acquisition related professional fees incurred in 2016. Other expenses decreased to $150,111 for the three months ended March 31, 2017 compared to $187,585 for the three month period ended March 31, 2016 representing a decrease of $37,474, or 20%. The decrease primarily relates to decreased insurance costs and tax expenses.

Interest Expense, Net. Interest expense, net totaled $1,273,901 during the three months ended March 31, 2017 compared to $1,607,120 during the three months ended March 31, 2016 representing a decrease of $333,219, or 20%. Interest expense relates to the $35 million secured term loan which closed in October 2014. The decrease is primarily attributable to the $5,000,000 reduction of debt in the fourth quarter of 2016 as more fully described in Note 9, Long-Term Debt.

Discontinued Operations – Shared Wireless

Revenues. Revenues for the Shared Wireless business totaled zero during the three months ended March 31, 2017 compared to $553,302 during the three months ended March 31, 2016 representing a decrease of $553,302, or 100%. The decrease primarily related to our contract with a major cable company which was terminated in March 2016 resulting in no revenue for the three months ended March 31, 2017 versus two months of revenue in the 2016 period.

Infrastructure and Access. Infrastructure and access totaled zero during the three months ended March 31, 2017 compared to $2,523,222 during the three months ended March 31, 2016 representing a decrease of $2,523,222, or 100%. Rent expense for rooftop locations totaled zero in the 2017 period compared to $1,900,791 in the 2016 period representing a decrease of $1,900,791, or 100%. All business activities associated with the shared wireless business were terminated in the first quarter of 2016. Loss on fixed assets totaled zero during the three months ended March 31, 2017 compared to $528,364 during the three months ended March 31, 2016. During the first quarter of 2016, the Company sold certain network infrastructure assets to a major cable company. The Company determined to shut down the remaining network locations and recognized a loss of $528,364 which represented the net book value of capitalized installation costs as well as equipment which could not be redeployed into the fixed wireless network.

Depreciation. Depreciation totaled zero during the three months ended March 31, 2017 compared to $638,681 during the three months ended March 31, 2016 representing a decrease of $638,681, or 100%. All business activities associated with the shared wireless business were terminated in the first quarter of 2016.

Network Operations. Network operations totaled zero during the three months ended March 31, 2017 compared to $183,583 during the three months ended March 31, 2016 representing a decrease of $183,583, or 100%. Payroll expense totaled zero during the 2017 period compared to $145,066 during the 2016 period representing a decrease of $145,066. The business was terminated in early March 2016. Other costs totaled zero during the 2017 period compared to $38,517 during the 2016 period representing a decrease of $38,517. Certain costs were incurred in the 2016 period related to the termination of the business.

Customer Support Services. Customer support services totaled zero during the three months ended March 31, 2017 compared to $69,804 during the three months ended March 31, 2016 representing a decrease of $69,804, or 100%. The business was terminated in early March 2016.

General and Administrative. General and administrative expenses totaled zero during the three months ended March 31, 2017 compared to $47,333 during the three months ended March 31, 2016. The decrease reflects professional services fees incurred in the 2016 period for terminating the business.

Loss from Discontinued Operations. Loss from discontinued operations for the three months ended March 31, 2017 totaled zero compared to $1,731,825 for the three months ended March 31, 2016 representing a decrease of $1,731,825, or 100%, and reflects the termination of the business in March 2016.

Liquidity and Capital Resources

Changes in capital resources during the three months ended March 31, 2017 and 2016 are described below.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2017, the Company had cash and cash equivalents of approximately $11.1 million and working capital of approximately $7.7 million. The Company has incurred significant operating losses since inception and continues to generate losses from operations and as of March 31, 2017, the Company has an accumulated deficit of $180.5 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Continuing Operations

Net Cash Used In Operating Activities. Net cash used in operating activities for the three months ended March 31, 2017 totaled $311,479 compared to $2,660,522 for the three months ended March 31, 2016 representing a decrease of $2,349,043. Revenues generated from continuing operations were $161,773 lower in the 2017 period which adversely impacted cash flows available to support operating activities. Changes in operating assets and liabilities provided cash of $123,916 during the 2017 period but used cash of $1,048,542 in 2016 which represented a total difference of $1,125,358. Changes in operating assets and liabilities generally represent timing differences regarding payments and receipts, and are normally not indicative of operating results.

Net Cash Used in Investing Activities. Net cash used in investing activities for the three months ended March 31, 2017 totaled $567,063 compared to $610,337 for the three months ended March 31, 2016 representing a decrease of $43,274. Cash capital expenditures totaled $556,530 in the 2017 period compared to $625,976 in the 2016 period representing a decrease of $69,446. The Company was able to redeploy certain equipment from its discontinued operations to support its continuing operations, thereby lowering capital expenditures in the 2017 period. Capital expenditures can fluctuate from period to period depending upon the number of customer additions and upgrades, network construction activity related to increasing capacity or coverage, and other related reasons.

Net Cash Used In Financing Activities. Net cash used in financing activities for the three months ended March 31, 2017 totaled $254,496 compared to $234,822 for the three months ended March 31, 2016 representing an increase of $19,674. The majority of the payments for both periods related to capital lease payments.

Discontinued Operations

Net Cash Used In Operating Activities. Net cash used in operating activities for the three months ended March 31, 2017 totaled $71,253 compared to $2,094,260 for the three months ended March 31, 2016 representing a decrease of $2,023,007. Operating activities for the discontinued business were terminated in March 2016.

Net Cash Provided by Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2017 totaled zero compared to $124,130 for the three months ended March 31, 2016.

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”), to operate a new business designed to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Hetnets built a carrier-class network which offered a shared wireless infrastructure platform, primarily for (i) co-location of customer owned antenna and related equipment and (ii) Wi-Fi access and offloading. The Company referred to this as its “Shared Wireless Infrastructure” or “Shared Wireless” business. During the fourth quarter of 2015, the Company determined to exit this business and curtailed activities in its smaller markets. The remaining network, located in New York City (or “NYC”), was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and continuing into the first quarter of 2016 to sell the New York City network. On March 9, 2016, the Company completed a sale and transfer of certain assets to a major cable company (the “Buyer”). The asset purchase agreement (“Agreement”) provided that the Buyer would assume certain rooftop leases in NYC and acquire ownership of the Wi-Fi access points and related equipment associated with operating the network. The Company retained ownership of all backhaul and related equipment and the parties entered into a backhaul services agreement under which the Company will provide internet bandwidth to the Buyer at the locations governed by the leases. The Agreement is for a three year period with two, one year renewals and is cancellable by the Buyer on sixty days’ notice. The net effect of the Buyer (i) assuming certain rooftop leases, (ii) entering into a backhaul services agreement, and (iii) terminating the access agreement is projected to result in a net reduction in cash requirements of approximately $6 million annually. During the first quarter of 2016, the Company determined that it would not be able to sell the remainder of the New York City network, and accordingly, all remaining assets are being redeployed into the fixed wireless network or written off. The operating results and cash flows for Hetnets have been reclassified and presented as discontinued operating results for all periods presented in these condensed consolidated financial statements.

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

The aggregate principal amount outstanding plus all accrued and unpaid interest is due in October 2019. The Company had the option of making principal payments (i) on or before October 16, 2016 (the “Second Anniversary”) but only for the full amount outstanding and (ii) after the Second Anniversary in minimum amount(s) of $5,000,000 plus multiples of $1,000,000.

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

Revenue Recognition. We generally enter into contractual agreements with our customers for periods ranging between one to three years. We recognize the total revenue provided under a contract ratably over the contract period including any periods under which we have agreed to provide services at no cost. Deferred revenues are recognized as a liability when billings are issued in advance of the date when revenues are earned. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary market risk relates to interest rates. At March 31, 2017, all cash and cash equivalents are immediately available cash balances. A portion of our cash and cash equivalents are held in institutional money market funds.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2017, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 *Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit, and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: May 15, 2017	By:	/s/ Ernest Ortega
Ernest Ortega Chief Executive Officer (Principal Executive Officer)

By:	/s/ Frederick Larcombe
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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit, and (v) related notes to these financial statements.