Form 10-K/A
period 2016-12-31
TOWERSTREAM CORP
filed 2017-06-26
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 Amendment No. 2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

i

PART I

Explanation

This Annual Report on Form 10-K/A is being filed as Amendment No. 2 to our Annual Report on Form 10-K which was originally filed on March 31, 2017. On June 22, 2017, the Chairman of the Board of Directors, Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer of Towerstream Corporation (the “Company”) determined that the Company’s financial statements which were included in its annual report for the year ended December 31, 2016 should no longer be relied upon as a result of a non-financial covenant and the timing of the written waiver received by the Company.

On October 16, 2014, Melody Business Finance, LLC, as administrative agent for the certain lenders therein (collectively, the “Lender”), entered into a loan agreement with the Company (the “Loan Agreement”). On June 14, 2017, the Lender delivered to the Company a “Waiver to Loan Agreement” (the “Waiver”) waiving obligations of the Company to provide an audited report of its auditors covering the December 31, 2016 audited financial statements “without a ‘going concern’ or like qualification or exception and without any qualification or exception as to the scope of such audit” as provided in Section 6.1(a)(i) of the Loan Agreement. The effective date of the waiver is March 31, 2017. Accordingly, the Waiver is effective retroactive to the date on which the Company’s auditors’ report concerning the December 31, 2016 financial statements which included a “going concern” explanatory paragraph was issued. The Company has restated its previously reported balance sheet by reclassifying long term debt with a net carrying value of $31,487,253 as current liabilities as of December 31, 2016. The Lender has not provided the Company any notice of Default or any Event of Default, as such terms are defined in the Loan Agreement, and has waived for all purposes the December 31, 2016 going concern covenant requirement. There were no other changes to the Company’s previously reported assets, total liabilities, net loss or loss per share of common stock.

This Amendment to the Form 10-K for the period ended December 31, 2016 contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.  No attempt has been made in this Amendment No. 2 to the Form 10-K for the year ended December 31, 2016 to modify or update the other disclosures presented in the Form 10-K as previously filed, except as required by the restatement. This Amendment No. 2 on Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment No. 2 should be read in conjunction with our other filings with the Securities and Exchange Commission.

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

Our Corporate Information

Our principal executive offices are located at 88 Silva Lane, Middletown, Rhode Island, 02842.  Our telephone number is (401) 848-5848. The Company’s website address is http://www.towerstream.com. Information contained on the Company’s website is not incorporated into this Annual Report on Form 10-K/A. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Securities and Exchange Commission (“SEC”) website at http://www.sec.gov as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC. These reports are also available on the Company’s website.

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

The Company’s consolidated financial statements for the year ended December 31, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2016, the Company had cash and cash equivalents of approximately $12.3 million and a working capital deficiency of approximately $22.6 million. The Company has incurred significant operating losses since inception and continues to generate losses from operations and as of December 31, 2016, the Company had an accumulated deficit of $176.7 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Management has also evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016, describing the existence of substantial doubt about our ability to continue as a going concern.

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

Recent Sales of Unregistered Securities.

There were no unregistered securities sold by us during the year ended December 31, 2016 that were not otherwise disclosed by us during the year in a Quarterly Report on Form 10-Q, a Current Report on Form 8-K, or within this Report on Form 10-K/A.

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

General and Administrative. General and administrative expenses totaled $7,777,657 during the year ended December 31, 2016 compared to $7,050,526 during the year ended December 31, 2015 representing an increase of $727,131 or 10%. Stock based compensation totaled $1,518,134 during the 2016 period compared to $1,024,246 during the 2015 period representing an increase of $493,888, or 48%. Stock-based compensation can fluctuate significantly from period to period depending on the timing, quantity and valuation of stock option grants. Payroll costs increased to $1,995,023 in the 2016 period compared to $1,968,550 in the 2015 period representing an increase of $26,473, or 1%. The increase related to severance payments to our former Chief Executive Officer. Public company fees totaled $1,129,646 during the 2016 period compared to $444,937 during the 2015 period representing an increase of $684,709, or more than 100%. This increase related primarily to additional services provided by investor relation firms during 2016. Professional services fees totaled $1,482,556 for the year ended December 31, 2016 compared to $1,187,948 for the year ended December 31, 2015 representing an increase of $294,608, or 25%. This increase related primarily to the restructuring of the business during 2016. Corporate travel expenses totaled $95,615 in the 2016 period compared to $405,423 in the 2015 period representing a decrease of $309,808, or 76%. The decrease related to the cancellation of the Company's President’s Club trip for top performers and lower travel expenses at the executive level. Customer related expenses decreased by approximately $101,622 in the 2016 period due to lower bad debt expense compared to the 2015 period.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2016, we had cash and cash equivalents of approximately $12.3 million and a working capital deficiency of approximately $22.6 million. We have incurred significant operating losses since inception and continues to generate losses from operations and as of December 31, 2016, we have an accumulated deficit of $176.7 million. These matters raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Management has also evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 8 - Financial Statements and Supplementary Data.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of Towerstream Corporation and Subsidiaries

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

As discussed in Note 17 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 31, 2016.

/s/ Marcum LLP

Marcum llp

New York, NY

March 31, 2017, except for Notes 9 and 17, as to which the date is June 26, 2017

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016 (Restated)	2015
Assets
Current Assets
Cash and cash equivalents	$12,272,444	$15,116,531
Accounts receivable, net of reserves for uncollectable accounts of $64,824 and $92,863, respectively	505,074	308,551
Prepaid expenses and other current assets	434,444	474,029
Current assets of discontinued operations	231,978	1,248,569
Current assets held for sale	-	5,315,107
Total Current Assets	13,443,940	22,462,787

Property and equipment, net	15,252,357	21,235,384

Intangible assets, net	3,652,490	1,273,030
Goodwill	1,674,281	1,674,281
Other assets	369,769	384,357
Total Assets	$34,392,837	$47,029,839

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Accounts payable	$323,625	$877,134
Accrued expenses	911,210	1,629,218
Deferred revenues	1,161,520	1,486,754
Current maturities of capital lease obligations	791,009	992,690
Current liabilities of discontinued operations	1,240,000	3,907,368
Deferred rent	110,738	63,012
Long-term debt, net of debt discounts and deferred financing costs of $1,803,742	31,487,253	-
Total Current Liabilities	36,025,355	8,956,176

Long-Term Liabilities
Long-term debt, net of debt discounts and deferred financing costs of $3,744,941	-	33,003,962
Capital lease obligations, net of current maturities	158,703	932,826
Other	1,062,237	1,591,188
Total Long-Term Liabilities	1,220,940	35,527,976
Total Liabilities	37,246,295	44,484,152

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015
Cash Flows from Operating Activities
Net Loss	$(20,436,496)	$(40,482,802)
Loss from discontinued operations	241,775	21,277,604
Net loss from continuing operations	(20,194,721)	(19,205,198)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Provision (benefit) for income taxes	56,663	(37,562)
Provision for doubtful accounts	25,000	132,000
Depreciation for property, plant and equipment	9,417,612	9,251,311
Amortization for intangible assets	1,458,323	392,272
Amortization of debt discount and deferred financing costs	1,609,588	2,080,125
Loss on extinguishment of debt	500,000	-
Write-off of debt discount and deferred financing costs in connection with extinguishment of debt	331,609	-
Accrued interest added to principal	1,477,926	1,453,347
Stock-based compensation - Options	1,024,955	1,016,705
Stock-based compensation – Stock issued for services	488,656	-
Stock-based compensation – Employee stock purchase plan	4,523	7,541
Impairment of intangible assets	-	534,555
Deferred rent	(537,888)	(139,430)
Changes in operating assets and liabilities:
Accounts receivable	(221,523)	146,527
Prepaid expenses and other current assets	39,585	(159,901)
Other assets	(24,584)	(70,841)
Account payable	(553,509)	119,925
Accrued expenses	(765,628)	19,486
Deferred revenues	(325,234)	101,908
Total Adjustments	14,006,074	14,847,968
Net Cash Used In Continuing Operating Activities	(6,188,647)	(4,357,230)
Net Cash Used In Discontinued Operating Activities	(1,546,688)	(10,896,524)
Net Cash Used In Operating Activities	(7,735,335)	(15,253,754)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(2,361,601)	(6,487,040)
Lease incentive payment from landlord	-	10,626
Payment (refund) of security deposits	39,172	(7,950)
Deferred acquisition payments	-	(11,517)
Net Cash Used In Continuing Investing Activities	(2,322,429)	(6,495,881)
Net Cash Used In Discontinued Investing Activities	-	(187,524)
Net Cash Used In Investing Activities	(2,322,429)	(6,683,405)

Cash Flows From Financing Activities
Payments on capital leases	(975,804)	(1,016,035)
Net proceeds from the issuance of common stock and warrants	6,142,680	-
Net proceeds from the issuance of preferred stock	2,022,372	-
Issuance of common stock under employee stock purchase plan	24,429	42,216
Net Cash Provided By (Used In) Continuing Financing Activities	7,213,677	(973,819)
Net Cash Provided By (Used In) Discontinued Financing Activities	-	-
Net Cash Provided By (Used In) Financing Activities	7,213,677	(973,819)

Net Decrease In Cash and Cash Equivalents	(2,844,087)	(22,910,978)

Cash and Cash Equivalents – Beginning of year	15,116,531	38,027,509
Cash and Cash Equivalents – Ending of year	$12,272,444	$15,116,531

Supplemental Disclosures of Cash Flow Information

Cash paid during the periods for:
Interest	$3,113,805	$3,163,976
Income taxes	$13,909	$24,028
Non-Cash Investing and Financing Activities:
Acquisition of property and equipment:
Under capital leases	$-	$810,026
Included in accrued expenses	$118,139	$176,614
Conversion of debt into Series D Convertible Preferred Stock	$5,329,736	$-
Exchange of intangible assets – discontinued operations (Note 4)	$3,837,783	$-

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 2 - Liquidity, Going Concern, and Management Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2016, the Company had cash and cash equivalents of approximately $12.3 million and a working capital deficiency of approximately $22.6 million. The Company incurred significant operating losses since inception and continues to generate losses from operations and as of December 31, 2016, the Company has an accumulated deficit of $176.7 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Management has also evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Years Ending December 31,
2017	1,410,019
2018	1,279,261
2019	213,210
Total	$2,902,490

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 7 - Accrued Expenses

Accrued expenses consist of the following:	As of December 31,
	2016	2015
Payroll and related	$294,006	$551,448
Professional services	263,928	427,932
Other	142,492	339,680
Property and equipment	118,139	176,614
Network	92,645	133,544
Total	$911,210	$1,629,218

Network represents costs incurred to provide services to the Company’s customers including tower rentals, bandwidth, troubleshooting and gear removal.

Note 8 - Other Long-Term Liabilities

Other long-term liabilities consist of the following:	As of December 31,
	2016	2015
Deferred rent	$641,799	$1,227,414
Deferred taxes	420,438	363,774
Total	$1,062,237	$1,591,188

Note 9 - Long-Term Debt

Long-term debt consists of the following as of December 31, 2016 and 2015:

	2016 Callable	2015
Principal	$33,290,995	$36,748,903
Unamortized debt discount	(1,803,742)	(3,744,941)
Total	$31,487,253	$33,003,962

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

The Note contains representations and warranties by the Company and the Lender, certain indemnification provisions in favor of the Lender and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in the Lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The Note contains several restrictive covenants and the most significant of which requires the Company to maintain a minimum cash balance of $6,500,000 at all times. The Company was not in compliance with one of the Note covenants as of December 31, 2016, and such violation was waived by the lender on June 14, 2017 effective March 31, 2017. Upon the occurrence of an event of default, an additional 5% interest rate will be applied to the outstanding loan balances, and the Lender may terminate its lending commitment, declare all outstanding obligations immediately due and payable, and take such other actions as set forth in the Note to secure its interests. Such default interest was not assessed by the lender.

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

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable i nputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2016	$12,272,444	$12,272,444	$-	$-
December 31, 2015	$15,116,531	$15,116,531	$-	$-

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

Note 17 – Restatement

Subsequent to filing its annual report for the year ended December 31, 2016, on June 22, 2017, the Chairman of the Board of Directors, Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer of the Company determined that the Company’s consolidated financial statements which were included in its annual report for the year ended December 31, 2016 should no longer be relied upon as a result of a non-financial covenant and the timing of the written waiver received by the Company.

On October 16, 2014, Melody Business Finance, LLC, as administrative agent for the certain lenders therein (collectively, the “Lender”), entered into a loan agreement with the Company (the “Loan Agreement”). On June 14, 2017, the Lender delivered to the Company a “Waiver to Loan Agreement” (the “Waiver”) waiving obligations of the Company to provide an audited report of its auditors covering the December 31, 2016 audited financial statements “without a ‘going concern’ or like qualification or exception and without any qualification or exception as to the scope of such audit” as provided in Section 6.1(a)(i) of the Loan Agreement. The effective date of the waiver is March 31, 2017. Accordingly, the Waiver is effective retroactive to the date on which the Company’s auditors’ report concerning the December 31, 2016 financial statements which included a “going concern” explanatory paragraph was issued.

The Company has restated its previously reported balance sheet by reclassify long term debt with a net carrying value of $31,487,253 as current liabilities as of December 31, 2016. The Lender has not provided the Company any notice of Default or any Event of Default, as such terms are defined in the Loan Agreement, and has waived for all purposes the December 31, 2016 going concern covenant requirement. There were no other changes to the Company’s previously reported assets, total liabilities, net loss or loss per share of common stock.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A - Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of December 31, 2016, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company had determined there was a material weakness in its system of internal control as it relates to monitoring compliance with covenants in its debt agreement.

Changes in Internal Control over Financial Reporting

There were no other changes in our system of internal control over financial reporting during the fourth quarter of the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our assessment, our management has concluded that, as of December 31, 2016, our internal control over financial reporting was not effective based on those criteria.

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

TOWERSTREAM CORPORATION

Date: June 26, 2017	By:	/s/ Ernest Ortega
Ernest Ortega
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Laura W. Thomas
Laura W. Thomas
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Philip Urso	Director - Chairman of Board of Directors	June 26, 2017
Philip Urso

/s/ Ernest Ortega	Chief Executive Officer	June 26, 2017
Ernest Ortega	(Principal Executive Officer)

/s/ Laura W. Thomas	Chief Financial Officer	June 26, 2017
Laura W. Thomas	(Principal Financial Officer and Principal Accounting Officer)

/s/ Howard L. Haronian, M.D.	Director	June 26, 2017
Howard L. Haronian, M.D.

/s/ William J. Bush	Director	June 26, 2017
William J. Bush

/s/ Paul Koehler	Director	June 26, 2017
Paul Koehler