Form 10-Q/A
period 2017-03-31
TOWERSTREAM CORP
filed 2017-06-26
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

This quarterly report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly report on Form 10-Q which was originally filed on May 15, 2017. On June 22, 2017, the Chairman of the Board of Directors, Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer of Towerstream Corporation (the “Company”) determined that the Company's financial statements which were included in its annual report for the year ended December 31, 2016 and quarterly report for the quarter ended March 31, 2017 should no longer be relied upon as a result of a non-financial covenant and the timing of the written waiver received by the Company.

On October 16, 2014, Melody Business Finance, LLC, as administrative agent for the certain lenders therein (collectively, the “Lender”), entered into a loan agreement with the Company (the “Loan Agreement”). On June 14, 2017, the Lender delivered to the Company a “Waiver to Loan Agreement” (the “Waiver”) waiving obligations of the Company to provide an audited report of its auditors covering the December 31, 2016 audited financial statements “without a `going concern' or like qualification or exception and without any qualification or exception as to the scope of such audit” as provided in Section 6.1(a)(i) of the Loan Agreement. The effective date of the waiver is March 31, 2017. Accordingly, the Waiver is effective retroactive to the date on which the Company's auditors' report concerning the December 31, 2016 financial statements which included a “going concern” explanatory paragraph was issued. The Company has restated its previously reported balance sheets by reclassifying long term debt with a net carrying value of $31,487,253 and $32,099,766 as current liabilities as of December 31, 2016 and March 31, 2017, respectively. The Lender has not provided the Company any notice of Default or any Event of Default, as such terms are defined in the Loan Agreement, and has waived for all purposes the December 31, 2016 going concern covenant requirement. There were no other changes to the Company's previously reported assets, total liabilities, net loss or loss per share of common stock.

This Amendment No. 1 to the Form 10-Q for the period ended March 31, 2017 contains currently dated certifications as Exhibits 31.1, 31.2, and 32.1, and 32.2. No attempt has been made in this Amendment No. 1 to the Form 10-Q for the period ended March 31, 2017 to modify or update the other disclosures presented in the Form 10-Q as previously filed, except as required by the restatement. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the Securities and Exchange Commission.

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of March 31, 2017 restated (unaudited) and December 31, 2016 restated	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Deficit for the Three Months Ended March 31, 2017 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016 (unaudited)	4-5

	Notes to Unaudited Condensed Consolidated Financial Statements	6-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	23

Item 4.	Controls and Procedures.	23

Part II	OTHER INFORMATION

Item 6.	Exhibits.	24

i

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)
	(Restated)	(Restated)
Assets
Current Assets
Cash and cash equivalents	$11,068,153	$12,272,444
Accounts receivable, net of reserves for uncollectible accounts of $45,542 and $64,824, respectively	612,964	505,074
Prepaid expenses and other current assets	383,477	434,444
Current assets of discontinued operations	231,978	231,978
Total Current Assets	12,296,572	13,443,940

Property and equipment, net	13,829,221	15,252,357

Intangible assets, net	3,234,606	3,652,490
Goodwill	1,674,281	1,674,281
Other assets	380,493	369,769
Total Assets	$31,415,173	$34,392,837

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$174,767	$323,625
Accrued expenses	1,330,909	911,210
Deferred revenues	1,114,660	1,161,520
Current maturities of capital lease obligations	665,874	791,009
Current liabilities of discontinued operations	1,168,747	1,240,000
Deferred rent	130,154	110,738
Long-term debt, net of debt discount and deferred financing costs of $1,513,042 and $1,803,742, respectively	32,099,766	31,487,253
Total Current Liabilities	36,684,877	36,025,355

Long-Term Liabilities
Capital lease obligations, net of current maturities	29,038	158,703
Other	1,015,137	1,062,237
Total Long-Term Liabilities	1,044,175	1,220,940
Total Liabilities	37,729,052	37,246,295

Commitments (Note 15)

Stockholders' Deficit
Preferred stock, par value $0.001; 5,000,000 shares authorized; Series A Preferred - No shares issued or outstanding	-	-
Series B Convertible Preferred - No shares issued or outstanding	-	-
Series C Convertible Preferred - No shares issued or outstanding	-	-
Series D Convertible Preferred - 1,233 shares issued and outstanding, liquidation value of $1,233,000 as of March 31, 2017 and December 31, 2016; respectively	2	2
Series E Convertible Preferred - 0 and 500,000 shares issued and outstanding, liquidation value of $0 and $500 as of March 31, 2017 and December 31, 2016; respectively	-	500
Series F Convertible Preferred - 843 and 1,233 shares issued and outstanding, liquidation value of $843,000 and $1,233,000 as of March 31, 2017 and December 31, 2016; respectively	1	1
Common stock, par value $0.001; 200,000,000 shares authorized; 20,779,503 and 18,327,263 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	20,779	18,327
Additional paid-in-capital	174,133,626	173,782,939
Accumulated deficit	(180,468,287)	(176,655,227)
Total Stockholders' Deficit	(6,313,879)	(2,853,458)
Total Liabilities and Stockholders' Deficit	$31,415,173	$34,392,837

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

Note 2. Liquidity and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2017, the Company had cash and cash equivalents of approximately $11.1 million and a working capital deficiency of approximately $24.4 million. The Company incurred significant operating losses since inception and continues to generate losses from operations and as of March 31, 2017, the Company has an accumulated deficit of $180.5 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Management has also evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 3. Summary of Significant Accounting Policies

Restatement. Subsequent to filing its quarterly report for the quarter ended March 31, 2107, on June 22, 2017, the Chairman of the Board of Directors, Chairman of the Audit Committee, Chief Executive Officer and Chief Financial Officer of the Company determined that the Company’s financial statements which were included in its annual report for the year ended December 31, 2016 and quarterly report for the quarter ended March 31, 2017 should no longer be relied upon as a result of a non-financial covenant and the timing of the written waiver received by the Company.

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

The Company has restated its previously reported balance sheets by reclassifying long term debt with a net carrying value of $31,487,253 and $32,099,766 as current liabilities as of December 31, 2016 and March 31, 2017, respectively. The Lender has not provided the Company any notice of Default or any Event of Default, as such terms are defined in the Loan Agreement, and has waived for all purposes the December 31, 2016 going concern covenant requirement. There were no other changes to the Company’s previously reported assets, total liabilities, net loss or loss per share of common stock.

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q/A and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2016. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2016, and updated, as necessary, in this Quarterly Report on Form 10-Q/A.

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

Long-term debt (callable) consists of the following:

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

The Note contains representations and warranties by the Company and the Lender, certain indemnification provisions in favor of the Lender and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in the Lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The Note contains several restrictive covenants and the most significant of which requires the Company to maintain a minimum cash balance of $6,500,000 at all times. The Company was not in compliance with one of the Note covenants as of March 31, 2017, and such violation was waived by the lender on June 14, 2017 effective March 31, 2017. Upon the occurrence of an event of default, an additional 5% interest rate will be applied to the outstanding loan balances, and the Lender may terminate its lending commitment, declare all outstanding obligations immediately due and payable, and take such other actions as set forth in the Note to secure its interests. Such default interest was not assessed by the lender.

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

	Three Months Ended March 31,
	2017		2016
Risk-free interest rate	1.7%		1.2%	to	1.4%
Expected volatility	110%		77%	to	82%
Expected life (in years)	4.2			4.2
Expected dividend yield	-			-
Estimated forfeiture rates	20%		1%	to	7%
Weighted average per share grant date fair value	$0.13	$		0.14
Stock-based compensation	$352,281	$		296,385

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2017. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2016 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q/A, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth and competition; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place too much reliance on these forward-looking statements which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q/A.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2017, the Company had cash and cash equivalents of approximately $11.1 million and a working capital deficiency of approximately $24.4 million. The Company has incurred significant operating losses since inception and continues to generate losses from operations and as of March 31, 2017, the Company has an accumulated deficit of $180.5 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of March 31, 2017, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company had determined there was a material weakness in its system of internal control as it relates to monitoring compliance with covenants in its debt agreement.

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

 *Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit, and (v) related notes to these financial statements.

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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit, and (v) related notes to these financial statements.