Form 10-Q
period 2017-06-30
TOWERSTREAM CORP
filed 2017-08-11
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 10, 2017, there were 28,275,503 shares of common stock, par value $0.001 per share, outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016 (restated)	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Deficit for the Six Months Ended June 30, 2017 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18-26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	27

Item 4.	Controls and Procedures.	27

Part II	OTHER INFORMATION

Item 6.	Exhibits.	28

 i

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017 (Unaudited)	December 31, 2016 (Restated)
Assets
Current Assets
Cash and cash equivalents	$8,968,852	$12,272,444
Accounts receivable, net	784,340	505,074
Prepaid expenses and other current assets	446,567	434,444
Current assets of discontinued operations	-	231,978
Total Current Assets	10,199,759	13,443,940

Property and equipment, net	13,032,875	15,252,357

Intangible assets, net	2,882,102	3,652,490
Goodwill	1,674,281	1,674,281
Other assets	386,021	369,769
Total Assets	$28,175,038	$34,392,837

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$294,519	$323,625
Accrued expenses	834,607	911,210
Deferred revenues	1,129,053	1,161,520
Current maturities of capital lease obligations	470,481	791,009
Current liabilities of discontinued operations	1,088,904	1,240,000
Deferred rent	149,570	110,738
Long-term debt, net of debt discount of $1,803,742	-	31,487,253
Total Current Liabilities	3,967,134	36,025,355

Long-Term Liabilities
Long-term debt, net of debt discount of $1,246,720	32,705,952	-
Capital lease obligations, net of current maturities	-	158,703
Other	968,034	1,062,237
Total Long-Term Liabilities	33,673,986	1,220,940
Total Liabilities	37,641,120	37,246,295

Commitments (Note 15)

Stockholders' Deficit
Preferred stock, par value $0.001; 5,000,000 shares authorized; Series A Preferred - No shares issued or outstanding	-	-
Series B Convertible Preferred - No shares issued or outstanding	-	-
Series C Convertible Preferred - No shares issued or outstanding	-	-
Series D Convertible Preferred - 0 and 1,233 shares issued and outstanding, liquidation value of $0 and $1,233,000, respectively	-	2
Series E Convertible Preferred - 0 and 500,000 shares issued and outstanding, liquidation value of $0 and $500, respectively	-	500
Series F Convertible Preferred - 0 and 1,233 shares issued and outstanding, liquidation value of $0 and $1,233,000, respectively	-	1
Series G Convertible Preferred - 738 and 0 shares issued and outstanding, liquidation value of $7,380,000 and $0, respectively	1	-
Series H Convertible Preferred - 501 and 0 shares issued and outstanding, liquidation value of $4,008,000 and $0, respectively	1	-
Common stock, par value $0.001; 200,000,000 shares authorized; 27,275,503 and 18,327,263 shares issued and outstanding, respectively	27,275	18,327
Additional paid-in-capital	174,442,671	173,782,939
Accumulated deficit	(183,936,030)	(176,655,227)
Total Stockholders' Deficit	(9,466,082)	(2,853,458)
Total Liabilities and Stockholders' Deficit	$28,175,038	$34,392,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$6,517,817	$6,872,342	$13,090,134	$13,606,432

Operating Expenses
Infrastructure and access	2,622,723	2,650,134	5,331,034	5,220,881
Depreciation and amortization	2,100,281	3,044,132	4,533,782	5,571,778
Network operations	1,085,249	1,279,570	2,286,156	2,551,738
Customer support	391,335	484,664	759,017	1,027,855
Sales and marketing	976,790	883,961	1,841,766	2,378,881
General and administrative	1,514,141	1,604,542	3,051,869	3,584,335
Total Operating Expenses	8,690,519	9,947,003	17,803,624	20,335,468
Operating Loss	(2,172,702)	(3,074,661)	(4,713,490)	(6,729,036)
Other (Expense) / Income
Interest expense, net	(1,298,920)	(1,588,291)	(2,572,821)	(3,195,411)
Other income, net	3,879	-	5,508	-
Total Other (Expense)/Income	(1,295,041)	(1,588,291)	(2,567,313)	(3,195,411)
Loss from continuing operations	(3,467,743)	(4,662,952)	(7,280,803)	(9,924,447)
Loss from discontinued operations
Operating loss	-	(67,576)	-	(2,977,143)
Gain on sale of assets	-	-	-	1,177,742
Total loss from discontinued operations	-	(67,576)	-	(1,799,401)

Net Loss	(3,467,743)	(4,730,528)	(7,280,803)	(11,723,848)
Deemed dividend to Series D and Series F preferred stockholders	(1,905,570)	-	(1,905,570)	-
Net loss attributable to common stockholders	$(5,373,313)	(4,730,528)	$(9,186,373)	$(11,723,848)

(Loss) gain per share – basic and diluted
Continuing	$(0.24)	$(1.36)	$(0.44)	$(2.93)
Discontinued
Operating loss	-	(0.02)	-	(0.88)
Gain on sale of assets	-	-	-	0.35
Total discontinued	-	(0.02)	-	(0.53)
Net loss per common share – basic and diluted	$(0.24)	$(1.38)	$(0.44)	$(3.46)

Weighted average common shares outstanding – basic and diluted	22,498,053	3,432,384	21,115,340	3,387,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2017

(UNAUDITED)

	Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Series F Convertible Preferred Stock		Series G Convertible Preferred Stock		Series H Convertible Preferred Stock		Common Stock		Additional Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2017	1,233	$2	500,000	$500	1,233	$1	-	-	-	-	18,327,263	$18,327	$173,782,939	$(176,655,227)	$(2,853,458)
Conversion on January 9, 2017 of Series E convertible preferred into common shares	-	-	(500,000)	(500)	-	-	-	-	-	-	500,000	500	-	-	-
Conversion on various dates from January 26, 2017 to April 13,2017, inclusive, Series F convertible preferred into common shares	-	-	-	-	(590)	-	-	-	-	-	2,950,000	2,950	(2,950)	-	-
Conversion on May 26, 2017 of Series D Convertible Preferred Stock into Series G Preferred stock, and the conversion of Series F Convertible Preferred stock into Series H Convertible Preferred Stock	(1,233)	(2)	-	-	(643)	(1)	938	1	938	1	-	-	1	-	-
Conversion on various dates from May 30, 2017 to June 29,2017, inclusive, Series H convertible preferred into common shares	-	-	-	-	-	-	-	-	(437)	-	3,496,000	3,496	(3,496)	-	-
Conversion on June 30, 2017 of Series G convertible preferred into common shares	-	-	-	-	-	-	(200)	-	-	-	2,000,000	2,000	(2,000)	-	-
Stock-based compensation for options	-	-	-	-	-	-	-	-	-	-	-	-	667,821	-	667,821
Issuance of common stock under employee stock purchase plan	-	-	-	-	-	-	-	-	-	-	2,240	2	356	-	358
Net Loss	-	-	-	-	-	-	-	-	-	-				(7,280,803)	(7,280,803)
Balance at June 30, 2017	-	$-	-	$-	-	$-	738	$1	501	$1	27,275,503	$27,275	$174,442,671	$(183,936,030)	$(9,466,082)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2017 and 2016

	For the Six Months Ended June 30,
	2017	2016
Cash Flows Used In Operating Activities:
Net loss	$(7,280,803)	$(11,723,848)
Loss from discontinued operations	-	(1,799,401)
Loss from continuing operations	(7,280,803)	(9,924,447)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Provision for doubtful accounts	7,000	-
Depreciation for property and equipment	3,763,394	4,949,222
Amortization of intangible assets	770,388	622,556
Amortization of debt discount and deferred financing costs	557,022	876,234
Accrued interest added to principal	661,677	746,900
Stock-based compensation - Options	667,821	436,859
Stock-based compensation - Stock issued for services	-	20,000
Stock-based compensation - Employee stock purchase plan	53	2,936
Deferred rent	(55,370)	(129)
Changes in operating assets and liabilities:
Accounts receivable	(286,266)	(102,009)
Prepaid expenses and other current assets	(12,123)	(282,211)
Other assets	(3,328)	(4,573)
Accounts payable	(29,106)	(542,611)
Accrued expenses	(159,686)	(274,516)
Deferred revenues	(32,467)	(341,784)
Other liabilities	-	(572,110)
Total Adjustments	5,849,009	5,534,764
Net Cash Used In Continuing Operating Activities	(1,431,794)	(4,389,683)
Net Cash Provided By (Used In) Discontinued Operating Activities	80,882	(1,343,659)
Net Cash Used In Operating Activities	(1,350,912)	(5,733,342)

Cash Flows Used In Investing Activities:
Acquisitions of property and equipment	(1,460,829)	(1,160,400)
Payments of security deposits	(12,925)	-
Net Cash Used In Continuing Investing Activities	(1,473,754)	(1,160,400)

Cash Flows (Used In) Provided By Financing Activities:
Payments on capital lease obligations	(479,231)	(491,933)
Net proceeds from the issuance of common stock and warrants	-	2,230,000
Proceeds from the issuance of common stock under employee stock purchase plan	305	16,639
Net Cash (Used In) Provided By Continuing Financing Activities	(478,926)	1,754,706

Net (Decrease) Increase In Cash and Cash Equivalents
Continuing Operations	(3,384,474)	(3,795,377)
Discontinued Operations	80,882	(1,343,659)
Net Decrease In Cash and Cash Equivalents	(3,303,592)	(5,139,036)
Cash and Cash Equivalents - Beginning	12,272,444	15,116,531
Cash and Cash Equivalents - End of Period	$8,968,852	$9,977,495

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$1,354,804	$1,560,999
Income taxes	$13,440	$12,780
Acquisition of property and equipment - Included in accrued expenses	$201,222	$145,248
Exchange of intangible assets - discontinued operations (Note 4)	$-	$3,837,783

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

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”), to operate a new business designed to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Hetnets built a carrier-class network which offered a shared wireless infrastructure platform, primarily for (i) co-location of customer owned antenna and related equipment and (ii) Wi-Fi access and offloading. The Company referred to this as its “Shared Wireless Infrastructure” or “Shared Wireless” business. During the fourth quarter of 2015, the Company decided to exit this business and curtailed activities in its smaller markets. The operating results and cash flows for Hetnets have been presented as discontinued operating results for all periods presented in these condensed consolidated financial statements.

Note 2. Liquidity, Going Concern, and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2017, the Company had cash and cash equivalents of approximately $9.0 million and working capital of approximately $6.2 million. The Company incurred significant operating losses since inception and continues to generate losses from operations and as of June 30, 2017, the Company has an accumulated deficit of $183.9 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. Management has also evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the year ended December 31, 2016, the Company has raised a total of $9,130,000 and converted $5,000,000 of long-term debt into preferred stock. In addition, the Company has monitored and reduced certain of its operating costs over the course of 2016 and into the first half of 2017. Historically, the Company has financed its operations through private and public placement of equity securities, as well as debt financing and capital leases. The Company’s ability to fund its longer term cash requirements is subject to multiple risks, many of which are beyond its control. The Company intends to raise additional capital, either through debt or equity financings or through the potential sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Note 3. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full fiscal year for any future period.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of June 30, 2017, the Company had cash and cash equivalent balances of approximately $8.7 million in excess of the federally insured limit of $250,000.

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

Goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired in an acquisition. Goodwill is not amortized but rather is reviewed annually in the fourth quarter for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable. The Company initially performs a qualitative assessment of goodwill which considers macro-economic conditions, industry and market trends, and the current and projected financial performance of the reporting unit. No further analysis is required if it is determined that there is a less than 50 percent likelihood that the carrying value is greater than the fair value. There were no indicators of impairment identified during the three and six month periods ended June 30, 2017.

Recent Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 will be effective for the Company beginning in fiscal 2019 as a result of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued by the FASB in August 2015 and extended the original effective date by one year. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is in the process of evaluating the effect of the adoption of this standard on our consolidated financial position and results of operations.

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross Versus Net),” was issued in March 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, “Identifying Performance Obligations and Licensing,” issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, “Revenue from Contracts with Customers — Narrow Scope Improvements and Practical Expedients” provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact on its financial statements related to the updated guidance provided by these four new ASUs.

In January 2017, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (ASU) 2017-04: “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 017-04”), which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In May 2017, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (ASU) 2017-09: Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard is effective beginning after December 15, 2017; early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In July 2017, FASB issued ASU No. 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 consists of two parts. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Note 4.    Discontinued Operations

During the fourth quarter of 2015, the Company decided to exit the business conducted by Hetnets and curtailed activities in its smaller markets. The remaining network, located in New York City (or “NYC”), was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and into the first quarter of 2016 to sell the NYC network. On March 9, 2016, the Company completed a sale and transfer of certain assets pursuant to an asset purchase agreement (the "Agreement") with a large cable company (the "Buyer"). Under the terms of the Agreement, the Buyer assumed certain rooftop leases and acquired ownership of and the right to operate the Wi-Fi access points and related equipment associated with such leases. The Company retained ownership of all backhaul and related equipment, and the parties entered into an agreement under which the Company provides backhaul services to the Buyer. The Agreement is for a three-year period with two one-year renewals and is cancellable by the Buyer on sixty days’ notice. In connection with the Agreement, the Company transferred to the Buyer a net book value of network assets aggregating $2,660,041 in exchange for the backhaul agreement valued at $3,837,783. The backhaul agreement has been recorded as an intangible asset in the accompanying condensed consolidated balance sheets. As a result, during the first quarter of 2016, the Company recognized a gain of $1,177,742 in its discontinued operations.

The Company had determined that it would not be able to sell the remaining network locations in New York City. As a result, the Company recognized charges totaling $1,585,319 in the first quarter of 2016 which included $453,403 representing the estimated cost to settle lease obligations, $528,364 to write off network assets which could not be redeployed into the fixed wireless network, $110,500 related to security deposits which are not expected to be recovered, and $493,052 related to the accelerated expensing of deferred acquisition costs. These costs were partially offset by a $1,244,284 reduction in the accrual for terminated lease obligations that was recorded in the fourth quarter of 2015. This reduction reflects the outcome of settlements negotiated in the first quarter of 2016 with certain landlords. The operating results and cash flows for Hetnets have been presented as discontinued operations in these condensed consolidated financial statements for all periods presented

Discontinued Operations

A more detailed presentation of loss from discontinued operations is set forth below. There has been no allocation of consolidated interest expense to discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$-	$-	$-	$553,302
Operating Expenses:
Infrastructure and access	-	-	-	2,523,222
Depreciation	-	-	-	638,681
Network operations	-	9,364	-	192,947
Customer support	-	-	-	69,804
Sales and marketing	-	-	-	246
General and administrative	-	58,212	-	105,545
Total Operating Expenses	-	67,576	-	3,530,445
Operating Loss	-	(67,576)	-	(2,977,143)
Gain on sale of assets	-	-	-	1,177,742
Net Loss	$-	$(67,576)	$-	$(1,799,401)

The components of the balance sheet accounts presented as discontinued operations were as follows:

	June 30, 2017	December 31, 2016
Assets:
Prepaid expenses and other current assets	-	231,978
Total Current Assets	$-	$231,978

Liabilities:
Accrued expenses - leases	1,088,904	1,240,000
Total Current Liabilities	$1,088,904	$1,240,000

Note 5. Property and Equipment

Property and equipment is comprised of:

	June 30, 2017	December 31, 2016
Network and base station equipment	$42,836,648	$42,098,570
Customer premise equipment	34,402,917	33,617,085
Information technology	4,879,306	4,859,875
Furniture, fixtures and other	1,713,430	1,713,430
Leasehold improvements	1,631,893	1,631,322
	85,464,194	83,920,282
Less: accumulated depreciation	72,431,319	68,667,925
Property and equipment, net	$13,032,875	$15,252,357

Depreciation expense for the three months ended June 30, 2017 and 2016 was $1,747,777 and $2,626,249, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 was $3,763,394 and $4,949,222, respectively.

Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	June 30, 2017	December 31, 2016
Network and base station equipment	$2,620,898	$2,620,898
Customer premise equipment	669,792	669,792
Information technology	1,860,028	1,860,028
	5,150,718	5,150,718
Less: accumulated depreciation	4,463,580	4,083,274
Property acquired through capital leases, net	$687,138	$1,067,444

Note 6. Intangible Assets

Intangible assets consist of the following:

	June 30, 2017	December 31, 2016

Goodwill	$1,674,281	$1,674,281

Customer relationships	$11,856,126	$11,856,126
Less: accumulated amortization	11,856,126	11,725,369
Customer relationships, net	-	130,757

Backhaul agreement	3,837,783	3,837,783
Less: accumulated amortization	1,705,681	1,066,050
Backhaul agreement, net	2,132,102	2,771,733

FCC licenses	750,000	750,000

Intangible assets, net	$2,882,102	$3,652,490

Amortization expense for the three months ended June 30, 2017 and 2016 was $352,504 and $417,883, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was $770,388 and $622,556, respectively. The fair value of the backhaul agreement acquired in the transaction with a large cable company, as described in Note 4, is being amortized on a straight-line basis over the three-year term of the agreement.  The Company’s licenses with the Federal Communications Commission (the “FCC”) are not subject to amortization as they have an indefinite useful life. Future amortization expense is as follows:

Remainder of 2017	639,631
2018	1,279,261
2019	213,210
Total	$2,132,102

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2017	December 31, 2016
Professional services	$182,481	$263,928
Payroll and related	203,800	294,006
Property and equipment	201,222	118,139
Network	93,837	92,645
Other	153,267	142,492
Total	$834,607	$911,210

Network represents costs incurred to provide services to the Company’s customers including tower rentals, bandwidth, troubleshooting and gear removal.

Note 8. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	June 30, 2017	December 31, 2016
Deferred rent	$547,596	$641,799
Deferred taxes	420,438	420,438
Total	$968,034	$1,062,237

Note 9. Long-Term Debt

Long-term debt (callable) consists of the following:

	June 30, 2017	December 31, 2016
Principal	$33,952,672	$33,290,995
Unamortized debt discount	(1,246,720)	(1,803,742)
Total	$32,705,952	$31,487,253

This note (the “Note”) matures on October 16, 2019 and accrues interest on the basis of a 360-day year at:

a)

A rate equal to the greater of: i) the sum of the one-month Libor rate on any given day plus 7% or ii) 8% per annum. The one-month Libor rate was 1.23% as of June 30, 2017. Interest accrued at this rate is paid in cash at the end of each quarter; plus

b)	A rate of 4% per annum. Interest accrued at this rate is added to the principal amount at the end of each quarter.

This Note is secured by a first-priority lien and security interest in all of the assets of the Company and its subsidiaries, excluding the capital stock of the Company, and certain capital leases, contracts and assets secured by purchase money security interests.

The Note contains representations and warranties by the Company and the lender (the “Lender”), certain indemnification provisions in favor of the Lender and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in the Lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The Note contains several restrictive covenants and the most significant of which requires the Company to maintain a minimum cash balance of $6,500,000 at all times. The Company was not in compliance with one of the Note covenants as of March 31, 2017 and December 31, 2016, and such violation was waived by the lender on June 14, 2017 effective March 31, 2017. The Company is in compliance with the Note covenants as of June 30, 2017. Upon the occurrence of an event of default, an additional 5% interest rate will be applied to the outstanding loan balances, and the Lender may terminate its lending commitment, declare all outstanding obligations immediately due and payable, and take such other actions as set forth in the Note to secure its interests. Such amount was not assessed by the lender.

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

On November 8, 2016 and in connection with a financing transaction, an investor acquired $5,000,000 of the Company's obligations to the Lender consisting of principal and accrued interest of $4,935,834 and $64,166, respectively. The investor then immediately exchanged such obligations for 1,000 shares of the Company's Series D Convertible Preferred Stock (the “Series D Preferred Stock”) and warrants for the purchase of up to 4,000,000 shares of the Company's common stock. In connection with that exchange, the Company:

a)

Wrote-off the portion of the unamortized debt discount and deferred financing costs associated with the exchanged principal and recorded a charge to interest expense of $331,609. The accrued interest and the adjustment to the unamortized debt discount activity described in this paragraph are separate from and unrelated to the amounts appearing in the following paragraphs; and

b)

Recorded a non-cash loss on extinguishment of debt charge of $500,000. This amount represents the difference between the fair value of the Series D Preferred Stock of $5,500,000 and the carrying amount of the debt of $5,000,000 as of the date of the exchange.

The Company recorded interest expense of $1,019,591 and $1,125,988 for the three months ended June 30, 2017 and 2016, respectively. The Company recorded interest expense of $1,985,030 and $2,240,703 for the six months ended June 30, 2017 and 2016 respectively. Of those amounts, the Company paid to the Lender $1,323,353 and $1,493,803 and added $661,677 and $746,900 of interest to the principal amount of the Note during the six months ended June 30, 2017 and 2016, respectively.

The Company recorded amortization expense of $266,322 and $431,273 for the three months ended June 30, 2017 and 2016, respectively. Amortization expense totaled $557,022 and $876,234 for the six months ended June 30, 2017 and 2016, respectively and classified those amounts as interest expense.

Note 10. Capital Stock

On January 9, 2017, the holder of 500,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”) elected to convert them into shares of common stock. In accordance with the conversion terms applicable to the Series E Preferred Stock, the Company issued 500,000 shares of common stock.

On various dates from January 26, 2017 to March 23, 2017, inclusive, the holder of 390 shares of Series F Convertible Preferred Stock (the “Series F Preferred Stock”) elected to convert them into shares of common stock. In accordance with the conversion terms applicable to the Series F Preferred Stock, the Company issued 1,950,000 shares of common stock.

On April 4 and April 13, 2017, the holder of 200 shares of Series F Convertible Preferred Stock elected to convert them into shares of common stock. In accordance with the conversion terms applicable to the Series F Preferred Stock, the Company issued 1,000,000 shares of common stock.

On May 26, 2017, the Company exchanged 1,233 shares of the outstanding Series D Preferred Stock and 643 shares of the outstanding Series F Preferred Stock for 938 shares of newly created Series G Convertible Preferred Stock (the “Series G Preferred Stock”) and 938 shares of the newly created Series H Convertible Preferred Stock (the “Series H Preferred Stock”).

The key preferences, rights, and limitations of the Series G Preferred Stock and Series H Preferred Stock, are as follows:

i.	The Stated Value of each share of Series G Preferred Stock and Series H Preferred Stock is $1,000;

ii.

Series G Preferred Stock and Series H Preferred Stock may be converted into common shares at any time. The number of common shares issuable upon the conversion of the Series G Preferred Stock is determined by multiplying the number of shares of Series G Preferred Stock being converted by their stated value of $1,000 per share and then dividing by the conversion price of $0.10 per common share. The number of common shares issuable upon the conversion of the Series H Preferred Stock is determined by multiplying the number of shares of Series H Preferred Stock being converted by their stated value of $1,000 per share and then dividing by the conversion price of $0.125 per common share;

iii.

In the event of a Liquidation Event, each share of Series G Preferred Stock and Series H Preferred Stock will be entitled to a per share preferential payment equal to 100% of the stated value of such Series H Preferred Stock, plus all accrued and unpaid dividends, if any. All subsequent issuances and junior preferred issuances of our capital stock will be junior in rank to the Series G Preferred Stock and Series H Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. The holders of Series H Preferred Stock will be entitled to receive dividends if and when declared by the Company. The Series G Preferred Stock and Series H Preferred Stock shall participate on an “as converted” basis, with all dividends declared on our common stock. In addition, if the Company grants, issues or sells any rights to purchase securities pro rata to all of the Company’s record holders of its common stock, each holder will be entitled to acquire such securities applicable to the granted purchase rights as if the holder had held the number of shares of common stock acquirable upon complete conversion of all Series G Preferred Stock and Series H Preferred Stock then held.

iv.

The Company is prohibited from effecting a conversion of the Series G Preferred Stock and Series H Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series G Preferred Stock and Series H Preferred Stock, which beneficial ownership limitation may be decreased by the holder at its option. Each holder is entitled to vote on all matters submitted to stockholders of the Company, and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s Series G and Series H Preferred Stock, but not in excess of the beneficial ownership limitations.

Additionally, upon the issuance of the Series G Preferred Stock and Series H Preferred Stock, the Company recorded a beneficial conversion feature and a deemed dividend in the amount of $1,905,570. This amount was calculated using the closing price per share of the Company’s common stock on the day of the transaction and subtracting the conversion price per share. This difference was then multiplied by the number of shares of common stock into which the shares of Series G Preferred Stock and Series H Preferred Stock were convertible into on the date of the transaction.

On various dates from May 30, 2017 to June 29, 2017, inclusive, the holder of 437 shares of Series H Preferred Stock elected to convert them into shares of common stock. In accordance with the conversion terms applicable to those preferred shares, the Company issued 3,496,000 shares of common stock.

On June 30, 2017, the holder of 200 shares of Series G Preferred Stock elected to convert them into shares of common stock. In accordance with the conversion terms applicable to those preferred shares, the Company issued 2,000,000 shares of common stock.

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2017			2016			2017			2016
Risk-free interest rate	1.6%	-	1.7%	1.1%	-	1.2%	1.6%	-	1.7%	1.1%	-	1.4%
Expected volatility		113%		80%	-	83%	110%	-	113%	78%	-	83%
Expected life (in years)		4.2			4.2			4.2			4.2
Expected dividend yield		-			-			-			-
Estimated forfeiture rates		20%		1%	-	7%		20%		1%	-	7%
Weighted average per share grant date fair value		$0.11			$0.11			$0.13			$0.12
Stock-based compensation		$315,540			$140,474			$667,821			$436,859

The risk-free interest rate was based on rates established by the Federal Reserve. The expected volatility was based upon the historical volatility for the Company’s common stock. The Company utilized historical data to determine the expected life of stock options. The dividend yield reflected the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future. Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized amount of stock options expense totaled $507,911 as of June 30, 2017 which will be recognized over a weighted-average period of 2.3 years.

Option transactions under the stock option plans during the six months ended June 30, 2017 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of January 1, 2017	2,106,889	$5.30
Granted during 2017	3,831,212	0.17
Exercised	-	-
Cancelled /expired	(117,514)	23.36
Outstanding as of June 30, 2017	5,820,587	$1.56
Exercisable as of June 30, 2017	2,342,563	$3.40

Grants under the stock option plans during the six months ended June 30, 2017 were as follows:

Number
Consultant grants	25,000
Executive grants	3,793,712
Annual grants to outside directors	12,500
Total	3,831,212

Options granted during the reporting period had a term of ten years. All options were issued at an exercise price equal to the fair value on the date of grant. Consultant grants vest six months from the date of issuance. Executive grants, except as noted below, vesting periods range from vesting immediately upon issuance, vesting quarterly over a two-year period, vesting annually for one year then quarterly over the next two years period, and vesting annually for one year then quarterly over the next three years period from the date of issuance. Director grants vest over a one year period from the date of issuance. The aggregate fair value of the options granted was $493,090 for the six months ended June 30, 2017.

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

Certain stock options awarded to Ernest Ortega, Chief Executive Officer, in conjunction with his 2017 employment agreement contained performance based criteria. The fair value of the awards is determined based on the market value of the underlying stock price at the grant date and marked to market over the vesting period based on probabilities and projections of the underlying performance measures. The aggregate fair value of the performance based options granted was $140,708 for the six months ended June 30, 2017. The Company has not recorded any expense associated with the performance based stock options issued in the six month period ended June 30, 2017. The Company will continue to evaluate the probability of achieving the criteria associated with performance based stock options and will record any associated compensation expense at such time.

On February 3, 2017, the Company awarded options for the purchase of up to 1,189,987 shares of the Company's common stock at an exercise price of $0.18 per share for a period of ten years. Terms of such option awards conformed to the Company's standard form of option agreement which includes a provision for cashless exercise. The awards consisted of options for 500,653 shares to Mr. Philip Urso for his past service as Interim Chief Executive Officer, options for 439,008 shares to Mr. Arthur Giftakis, the Company's Chief Operating Officer, and options for 250,326 shares to Mr. Frederick Larcombe, the Company's former Chief Financial Officer. Mr. Urso's options vested 100% upon issuance and the options issued to Messrs. Giftakis and Larcombe vest ratably on a quarterly basis over the eight quarters immediately following the date of the awards. The options awarded to Mr. Frederick Larcombe were subsequently modified and fully expensed on May 15, 2017 to reflect immediate vesting and, unless exercised prior to May 15, 2018, shall be forfeited.

On May 15, 2017, the Company entered into an employment agreement with Laura Thomas, Chief Financial Officer, wherein she was issued options to purchase up to 2% of the Company’s common stock on a fully diluted basis as of May 15, 2017, or 566,640 options. The options vest 25% after one year of service and the remaining will vest ratably over the following three years.

Cancellations for the three months ended June 30, 2017 consisted of 110,014 related to employee terminations and 7,500 were associated with the expiration of options.

The weighted average remaining contractual life of the outstanding options as of June 30, 2017 was 9.4 years.

There was no intrinsic value associated with the options outstanding and exercisable as of June 30, 2017. The closing price of the Company’s common stock at June 30, 2017 was $0.10 per share.

Stock Warrants

There were 180,000 warrants outstanding and exercisable as of June 30, 2017 and December 31, 2016, respectively, with a weighted-average exercise price of $16.87 as of June 30, 2017. The weighted average remaining contractual life of the warrants was 4.8 years.

There was no intrinsic value associated with the warrants outstanding and exercisable as of June 30, 2017.

Note 12. Employee Stock Purchase Plan

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum number of 25,000 shares of common stock can be issued under the ESPP Plan of which all of the authorized shares have been issued as of June 30, 2017. During the three and six months ended June 30, 2017, a total of 0 and 2,240 shares were issued under the ESPP Plan with a fair value of $0 and $358, respectively. The Company recognized $0 and $53 of stock-based compensation related to the 15% discount for the three and six months ended June 30, 2017, respectively. The Company recognized $1,152 and $2,936 of stock-based compensation related to the 15% discount for the three and six months ended June 30, 2016, respectively.

Note 13. Fair Value Measurement

The Financial Accounting Standards Board’s (“FASB”) accounting standard for fair value measurements establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the three and six months ended June 30, 2017.

 Note 14. Net Loss Per Common Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise or issuance of these common stock equivalents would dilute earnings per share if the Company becomes profitable in the future

	As of June 30,
	2017	2016
Stock options	5,820,587	294,893
Warrants	180,000	952,500
Series G preferred stock	7,380,000	-
Series H preferred stock	4,008,000	-
Total	17,388,587	1,247,393

 Note 15. Commitments

Operating Lease Obligations

The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through June 2024. Certain of these operating leases include extensions, at the Company's option, for additional terms ranging from one to fifteen years. Amounts associated with the extension periods have not been included in the table below as it is not presently determinable which options, if any, the Company will elect to exercise. As of June 30, 2017, total future operating lease obligations were as follows:

Remainder of 2017	$3,695,205
2018	6,318,665
2019	4,846,377
2020	2,627,912
2021	667,892
Thereafter	231,105
Total	$18,387,156

Rent expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Points of Presence	$2,085,930	$2,166,062	$4,192,033	$4,241,720
Corporate offices	94,630	88,651	176,155	237,798
Other	109,148	113,066	206,404	234,555
Total	$2,289,708	$2,367,779	$4,574,592	$4,714,073

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

In April 2017, the Company entered into a new lease agreement for its sales office located in Virginia. The lease commenced on April 15, 2017 and expires on December 31, 2017 with an automatic renewal equal to the original term. Total annual rent payments are fixed at $32,021 for the contract term. In June 2017, the Company leased additional office space in Virginia. The second lease commenced on June 1, 2017 and expires on December 31, 2017 with an automatic renewal equal to the original term. Total annual rent payments are fixed at $20,734 for the duration of the contract term.

Capital Lease Obligations

The Company has entered into capital leases to acquire property and equipment expiring through June 2018. As of June 30, 2017, total future capital lease obligations were as follows:

Total Capital lease obligation:
Remainder of 2017	$327,014
2018	161,770
Subtotal	488,784
Less: Interest Expense	18,303
Total	$470,481

Total Capital lease obligation:
Current	$470,481
Long-term	-
Total	$470,481

Note 16. Subsequent Events

On August 4, 2017, the holder of 100 shares of Series G Convertible Preferred Stock elected to convert them into shares of common stock. In accordance with the conversion terms applicable to those preferred shares, the Company issued 1,000,000 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and six months ended June 30, 2017. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K/A Amendment No.2 for the year ended December 31, 2016 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Customer support costs relate to our continuing communications with customers regarding their service level agreement. Payroll comprises approximately 83% to 88% of customer support costs. Other costs include shipping, troubleshooting, and facilities related expenses.

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

As of June 30, 2017, we operated in twelve metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. Although we provide services in multiple markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a network presence in a new market. These costs include building PoPs and network costs. Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a network presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period

Overview - Shared Wireless Infrastructure

In January 2013, the Company incorporated a wholly-owned subsidiary, Hetnets Tower Corporation (“Hetnets”), to operate a new business designed to leverage its fixed wireless network in urban markets to provide other wireless technology solutions and services. Hetnets built a carrier-class network which offered a shared wireless infrastructure platform, primarily for (i) co-location of customer owned antenna and related equipment and (ii) Wi-Fi access and offloading. The Company referred to this as its “Shared Wireless Infrastructure” or “Shared Wireless” business. During the fourth quarter of 2015, the Company decided to exit this business and curtailed activities in its smaller markets. The remaining network, located in New York City (or “NYC”), was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and into the first quarter of 2016 to sell the NYC network.

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Continuing Operations – Fixed Wireless

Revenues. Revenues totaled $6,517,817 during the three months ended June 30, 2017 compared to $6,872,342 during the three months ended June 30, 2016 representing a decrease of $354,525, or 5%. Although the number of customers remained relatively consistent for the two periods, the revenue decrease is due to new acquisitions (“new customers”) having a lower average rate per unit as compared to the customers churning. Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.48% during the three months ended June 30, 2017 compared to 1.59% during the three months ended June 30, 2016.

Infrastructure and Access. Infrastructure and access totaled $2,622,723 during the three months ended June 30, 2017 compared to $2,650,134 during the three months ended June 30, 2016 representing a decrease of $27,411, or 1%. The decrease primarily relates to a reduction in bandwidth costs offset by increased rent and other expenses.

Depreciation and Amortization. Depreciation and amortization totaled $2,100,281 during the three months ended June 30, 2017 compared to $3,044,132 during the three months ended June 30, 2016 representing a decrease of $943,851 or 31%. Depreciation expense totaled $1,747,777 during the three months ended June 30, 2017 compared to $2,626,249 during the three months ended June 30, 2016 representing a decrease of $878,472, or 33%.

Amortization expense totaled $352,504 during the three months ended June 30, 2017 compared to $417,883 during the three months ended June 30, 2016 representing a decrease of $65,379, or 16%. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods.

Network Operations. Network operations totaled $1,085,249 during the three months ended June 30, 2017 compared to $1,279,570 during the three months ended June 30, 2016 representing a decrease of $194,321 or 15%. Payroll costs totaled $656,161 in the 2017 period compared to $785,513 in the 2016 period representing a decrease of $129,352, or 16% due primarily to staffing reductions. Information technology support expenses totaled $147,490 in the 2017 period compared to $231,031 in the 2016 period representing a decrease of $83,541 or 36%, due primarily to a decrease in third party support costs.

Customer Support. Customer support totaled $391,335 during the three months ended June 30, 2017 compared to $484,664 during the three months ended June 30, 2016 representing a decrease of $93,329, or 19%. Payroll expense totaled $291,202 during the 2017 period compared to $429,073 during the 2016 period representing a decrease of $137,871 or 32%. Average headcount was lower in the 2017 period as the Company consolidated departments and improved efficiencies. Other customer support costs totaled $100,133 during the three months ended June 30, 2017 compared to $55,591 during the 2016 period representing an increase of $44,542 or 80%. This increase was principally attributable to higher customer troubleshooting costs which can fluctuate from period to period.

Sales and Marketing. Sales and marketing expenses totaled $976,790 during the three months ended June 30, 2017 compared to $883,961 during the three months ended June 30, 2016 representing an increase of $92,829, or 11%. Payroll costs totaled $652,248 during the 2017 period compared to $574,571 during the 2016 period representing an increase of $77,677, or 14%. The payroll increase is primarily related to increased staffing levels associated with the new sales office located in Virginia which was opened in the second quarter of 2017. Advertising expenses totaled $28,220 during the 2017 period as compared to $59,562 during the 2016 period representing a decrease of $31,342, or 53%. The Company has significantly reduced its Internet marketing initiatives in connection with its current marketing focus on specific businesses in certain connected buildings rather than marketing broadly to all businesses within a market. Indirect channel commissions, previously referred to as outside commissions, totaled $221,583 in the 2017 period compared to $190,165 in the 2016 period representing an increase of $31,418, or 17%. The increase relates almost exclusively to the Company’s residual program which pays continuing commissions as long as the referred business is a customer.

General and Administrative. General and administrative expenses totaled $1,514,141 during the three months ended June 30, 2017 compared to $1,604,542 during the three months ended June 30, 2016 representing a decrease of $90,401, or 6%. Payroll costs decreased to $404,017 in the 2017 period compared to $500,046 in the 2016 period representing a decrease of $96,029, or 19%. The decrease relates to severance paid to a former executive in the 2016 period. Stock based compensation totaled $315,540 during the 2017 period compared to $141,805 during the 2016 period representing an increase of $173,735, or more than 100%. Stock-based compensation can fluctuate significantly from period to period depending on the timing, quantity and valuation of stock option grants. Corporate travel expenses totaled $42,827 in the 2017 period compared to $14,854 in the 2016 period representing an increase of $27,973, or more than 100%. The increase is related to executive travel in 2017. Non-recurring expenses decreased $167,486, or 100%, for the three months ended June 30, 2017. The decrease primarily relates to the Miami lawsuit which the Company settled during the 2016 period. Public company expenses decreased to $55,562 in the 2017 period compared to $90,023 in the 2016 period representing a decrease of $34,461, or 38%. The decrease relates to the reduction of public company filing fees and the contract termination with our investor relation firms in 2017.

Interest Expense, Net. Interest expense, net totaled $1,298,920 during the three months ended June 30, 2017 compared to $1,588,291 during the three months ended June 30, 2016 representing a decrease of $289,371, or 18%. Interest expense relates to the $35,000,000 secured term loan which closed in October 2014. The decrease is primarily attributable to the $5,000,000 reduction of debt in the fourth quarter of 2016 as more fully described in Note 9, Long-Term Debt.

Discontinued Operations – Shared Wireless

Revenues. Revenue was zero for the three months ended June 30, 2017 and 2016.

Infrastructure and Access. Infrastructure and Access totaled zero during the three months ended June 30, 2017 and 2016.

Depreciation. Depreciation totaled zero during the three months ended June 30, 2017 and 2016.

Network Operations. Network operations totaled zero during the three months ended June 30, 2017 compared to $9,364 during the three months ended June 30, 2016 representing a decrease of $9,364, or 100%. Certain costs were incurred in the 2016 period related to the termination of the business.

Customer Support Services. Customer support services totaled zero during the three months ended June 30, 2017 and 2016.

Sales and Marketing. Sales and marketing expenses totaled zero during the three months ended June 30, 2017 and 2016.

General and Administrative. General and administrative expenses totaled zero during the three months ended June 30, 2017 compared to $58,212 during the three months ended June 30, 2016 representing a decrease of $58,212, or 100%. The decrease reflects professional service fees incurred in the 2016 period related to the termination of the business.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Continuing Operations – Fixed Wireless

Revenues. Revenues totaled $13,090,134 during the six months ended June 30, 2017 compared to $13,606,432 during the six months ended June 30, 2016 representing a decrease of $516,298, or 4%. Although the number of customers remained relatively consistent for the two periods, the revenue decrease is due to new customers having a lower average rate per unit as compared to the customers churning.

Infrastructure and Access. Infrastructure and access totaled $5,331,034 during the six months ended June 30, 2017 compared to $5,220,881 during the six months ended June 30, 2016 representing an increase of $110,153, or 2%. The increase primarily relates to higher tower rental expense offset by reduced bandwidth costs.

Depreciation and Amortization. Depreciation and amortization totaled $4,533,782 during the six months ended June 30, 2017 compared to $5,571,778 during the six months ended June 30, 2016 representing an decrease of $1,037,996 or 19%. Depreciation expense totaled $3,763,394 during the six months ended June 30, 2017 compared to $4,949,222 during the six months ended June 30, 2016 representing a decrease of $1,185,828, or 24%.

Amortization expense totaled $770,388 during the six months ended June 30, 2017 compared to $622,556 during the six months ended June 30, 2016 representing an increase of $147,832, or 24%. The increase is related to our backhaul agreement with a major cable company. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods.

Network Operations. Network operations totaled $2,286,156 during the six months ended June 30, 2017 compared to $2,551,738 during the six months ended June 30, 2016 representing a decrease of $265,582, or 10%. Payroll costs totaled $1,375,526 in the 2017 period compared to $1,557,352 in the 2016 period representing a decrease of $181,826, or 12% due primarily to staffing reductions. Network costs totaled $371,639 in the six months ended June 30, 2017 compared to $485,115 during the six months ended June 30, 2016 representing a decrease of $113,476, or 23%. The decrease was primarily due to a reduction in third party support costs. Field activities costs totaled $297,986 in the six months ended June 30, 2017 compared to $244,121 during the six months ended June 30, 2016 representing an increase of $53,865, or 22% due to higher installation volume during 2017.

Customer Support. Customer support totaled $759,017 during the six months ended June 30, 2017 compared to $1,027,855 during the six months ended June 30, 2016 representing a decrease of $268,838, or 26%. Payroll expense totaled $600,143 during the 2017 period compared to $845,171 during the 2016 period representing a decrease of $245,028 or 29%. Average headcount was lower in the 2017 period as the Company consolidated departments and improved efficiencies. Other customer support costs totaled $158,877 during the six months ended June 30, 2017 compared to $182,684 during the 2016 period representing a decrease of $23,807 or 13%. This decrease was principally attributable to lower customer troubleshooting costs which can fluctuate from period to period.

Sales and Marketing. Sales and marketing expenses totaled $1,841,766 during the six months ended June 30, 2017 compared to $2,378,881 during the six months ended June 30, 2016 representing a decrease of $537,115, or 23%. Payroll costs totaled $1,205,246 during the 2017 period compared to $1,541,426 during the 2016 period representing a decrease of $336,180, or 22%. The payroll decrease relates to lower headcount associated with cost savings initiatives and the closure of our Florida sales office in the first quarter of 2016 offset by additional hires in the new Virginia sales office. Advertising expenses totaled $46,496 during the six months ended June 30, 2017 compared to $242,639 during the six months ended June 30, 2016 representing a decrease of $196,143 or 81%. The Company has significantly reduced its Internet marketing initiatives in connection with its current marketing focus on specific businesses in certain connected buildings rather than marketing broadly to all businesses in a market. Indirect channel commissions totaled $435,835 in the 2017 period compared to $396,094 in the 2016 period representing an increase of $39,741, or 10%. The increase relates to the Company’s residual program which pays continuing commissions as long as the referred business is a customer.

General and Administrative. General and administrative expenses totaled $3,051,869 during the six months ended June 30, 2017 compared to $3,584,334 during the six months ended June 30, 2016 representing a decrease of $532,465, or 15%. Payroll costs decreased to $827,742 in the 2017 period compared to $1,264,753 in the 2016 period representing a decrease of $437,011, or 35%. The decrease is related to severance payments made in 2016 period to former executives and lower headcount associated with staffing reductions. Stock based compensation totaled $667,874 during the 2017 period compared to $459,795 during the 2016 period representing an increase of $208,079, or 45%. Stock-based compensation can fluctuate significantly from period to period depending on the timing, quantity and valuation of stock option grants. Professional fees totaled $714,419 in the 2017 period compared to $839,324 in the 2016 period representing a decrease of $124,905, or 15%. The decrease is related to decreased legal fees offset by higher recruiting expenses. Non-recurring expenses decreased to $2,751 for the six months ended June 30, 2017 compared to $199,411 for the six month period ended June 30, 2016 representing a decrease of $196,660, or 99%. The decrease primarily relates to the Miami lawsuit which the Company settled during the 2016. Public company costs for the six months ended June 30, 2017 were $117,157 compared to $164,527 during the six months ended June 30,2016 representing a decrease of $47,370, or 29%. The decrease relates to the reduction of public company filing fees, the contract termination with our investor relation firms in 2017, offset by an increase in annual meeting expenses. Other expenses increased to $414,435 for the six months ended June 30, 2017 compared to $330,310 for the six month period ended June 30, 2016 representing an increase of $84,125, or 25%. The increase primarily relates to increased business taxes.

Interest Expense, Net. Interest expense, net totaled $2,572,821 during the six months ended June 30, 2017 compared to $3,195,411 during the six months ended June 30, 2016 representing a decrease of $622,590, or 20%. Interest expense relates to the $35,000,000 secured term loan which closed in October 2014. The decrease is primarily attributable to the $5,000,000 reduction of debt in the fourth quarter of 2016 as more fully described in Note 9, Long-Term Debt.

Discontinued Operations – Shared Wireless

Revenues. Revenues for the Shared Wireless business totaled zero during the six months ended June 30, 2017 compared to $553,302 during the six months ended June 30, 2016 representing a decrease of $553,302 or 100%. The decrease primarily related to our contract with a major cable company which was terminated in March 2016 resulting in no revenue in the six months ended June 30, 2017 versus two months of revenue in the 2016 period.

Infrastructure and Access. Infrastructure and access totaled zero during the six months ended June 30, 2017 compared to $2,523,222 during the six months ended June 30, 2016 representing a decrease of $2,523,222, or 100%. Rent expense for rooftop locations totaled zero in the 2017 period compared to $1,994,858 in the 2016 period representing a decrease of $1,994,858 or 100%. All business activities associated with the shared wireless business were terminated in the first quarter of 2016. Loss on fixed assets totaled zero during the six months ended June 30, 2017 compared to $528,364 during the six months ended June 30, 2016. During the first quarter of 2016, the Company sold certain network infrastructure assets to a major cable company. The Company determined to shut down the remaining network locations and recognized a loss of $528,364 which represented the net book value of capitalized installation costs as well as equipment which could not be redeployed into the fixed wireless network.

Depreciation. Depreciation totaled zero during the six months ended June 30, 2017 compared to $638,681 during the six months ended June 30, 2016. All business activities associated with the shared wireless business were terminated during the first quarter of 2016.

Network Operations. Network operations totaled zero during the six months ended June 30, 2017 compared to $192,947 during the six months ended June 30, 2016 representing a decrease of $192,947, or 100%. Certain costs were incurred in the 2016 period related to the termination of the business.

Customer Support Services. Customer support services totaled zero during the six months ended June 30, 2017 compared to $69,804 during the six months ended June 30, 2016 representing a decrease of $69,804 or 100%. The business was terminated in early March 2016.

Sales and Marketing. Sales and marketing expenses totaled zero during the six months ended June 30, 2017 compared to $246 during the six months ended June 30, 2016 representing a decrease of $246, or 100%. The decrease reflects a lack of sales and marketing efforts prior to terminating the business in March 2016.

General and Administrative. General and administrative expenses totaled zero during the six months ended June 30, 2017 compared to $105,545 during the six months ended June 30, 2016. The increase reflects professional services fees incurred in the 2016 period for terminating the business.

Loss from Discontinued Operations. Loss from discontinued operations for the six months ended June 30, 2017 totaled zero compared to $1,799,401 for the six months ended June 30, 2016 representing a decrease of $1,799,401, or 100% and reflects the termination of the business in March 2016.

Liquidity and Capital Resources

Changes in capital resources during the six months ended June 30, 2017 and 2016 are described below.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2017, the Company had cash and cash equivalents of approximately $9.0 million and working capital of approximately $6.2 million. The Company has incurred significant operating losses since inception and continues to generate losses from operations and as of June 30, 2017, the Company has an accumulated deficit of $183.9 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Historically, the Company has financed its operation through private and public placement of equity securities, as well as debt financing and capital leases. The Company’s ability to fund its longer term cash requirements is subject to multiple risks, many of which are beyond its control. The Company intends to raise additional capital, either through debt or equity financings or through the potential sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful

Continuing Operations

Net Cash Used In Operating Activities. Net cash used in operating activities for the six months ended June 30, 2017 totaled $1,431,794 compared to $4,389,683 for the six months ended June 30, 2016 representing a decrease of $2,957,889. Revenues generated from continuing operations were $516,298 lower in the 2017 period which adversely impacted cash flows available to support operating activities. Changes in operating assets and liabilities used cash of $522,976 during the 2017 period compared to $2,119,814 used in the 2016 period, which represented a total difference of $1,596,838. Changes in operating assets and liabilities generally represent timing differences regarding payments and receipts, and are normally not indicative of operating results.

Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended June 30, 2017 totaled $1,473,754 compared to $1,160,400 for the six months ended June 30, 2016 representing an increase of $313,354. Cash capital expenditures totaled $1,460,829 in the 2017 period compared to $1,160,400 in the 2016 period representing an increase of $300,429. Capital expenditures can fluctuate from period to period depending upon the number of customer additions and upgrades, network construction activity related to increasing capacity or coverage, and other related reasons.

Net Cash Provided by (Used in) Financing Activities. Net cash used in financing activities for the six months ended June 30, 2017 totaled $478,926 compared to net cash provided by financing activities of $1,754,706 for the six months ended June 30, 2016, representing a decrease of $2,233,632. During the 2016 period, the Company completed an equity offering which resulted in net proceeds of $2,230,000.

Discontinued Operations

Net Cash Provided by (Used In) Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2017 totaled $80,882 compared to $1,343,659 used for the six months ended June 30, 2016 representing an increase of $1,424,541. Operating activities for the discontinued business were terminated in March 2016 which resulted in lower cash requirements for the 2017 period. The Company also received cash proceeds in 2017 due to a refund of a security deposit associated with discontinued operations.

Net Cash Used in Investing Activities. There were no investing activities during either period.

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

Other Considerations

Debt Financing. In October 2014, we entered into a loan agreement (the “Loan Agreement”) with Melody Business Finance, LLC (the “Lender”). The Lender provided us with a five-year $35,000,000 secured term loan (the “Financing”). The Financing was issued at a 3% discount and the Company incurred $2,893,739 in debt issuance costs. Net proceeds were $31,056,260. During the fourth quarter of 2016, the Company entered into a financing agreement with an investor whereas the investor acquired $5,000,000 of outstanding principal and accrued interest in exchange for 1,000 shares of convertible preferred stock and warrants as further described in Note 9.

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

Recent Accounting Standards. See Note 3 of our condensed consolidated financial statements.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as ‘‘Special Purposes Entities.’’

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary market risk relates to interest rates. At June 30, 2017, all cash and cash equivalents are immediately available cash balances. A portion of our cash and cash equivalents are held in institutional money market funds.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of June 30, 2017, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the second quarter, the Company had determined there was a material weakness in its system of internal control as it relates to monitoring compliance with covenants in its debt agreement. Management has commenced implementation of a remediation plan, which is ongoing and will be complete during the third quarter. The remediation plan includes the following steps:

●

A detail covenant worksheet will be compiled to include all financial and non-financial covenants. The covenant worksheet will include all covenants associated with current debt arrangements and will be modified to reflect any amendments to current debt and/or new debt arrangements.

●

The Company will ensure that the “Certificate of Financial Officer” certifying compliance with the covenants is provided to the lender concurrently with the delivery of the quarterly/annual financial statements.

Changes in Internal Control over Financial Reporting

There were no other changes in our system of internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* - Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit, and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: August 11, 2017	By:	/s/ Ernest Ortega
Ernest Ortega Chief Executive Officer (Principal Executive Officer)

By:	/s/ Laura W. Thomas
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

* - Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit, and (v) related notes to these financial statements.