Form 10-Q
period 2017-09-30
TOWERSTREAM CORP
filed 2017-11-14
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 08, 2017, there were 394,399 shares of common stock, par value $0.001 per share, outstanding.

  TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016 (restated)	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Deficit for the Nine Months Ended September 30, 2017 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18-23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	24

Item 4.	Controls and Procedures.	24

Part II	OTHER INFORMATION

Item 6.	Exhibits.	25

i

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (Unaudited)	December 31, 2016 (Restated)
Assets
Current Assets
Cash and cash equivalents	$8,282,771	$12,272,444
Accounts receivable, net	721,600	505,074
Prepaid expenses and other current assets	592,566	434,444
Current assets of discontinued operations	-	231,978
Total Current Assets	9,596,937	13,443,940

Property and equipment, net	12,436,040	15,252,357

Intangible assets, net	2,562,287	3,652,490
Goodwill	1,674,281	1,674,281
Other assets	381,660	369,769
Total Assets	$26,651,205	$34,392,837

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$219,366	$323,625
Accrued expenses	1,103,340	911,210
Accrued interest	709,233	-
Deferred revenues	975,089	1,161,520
Current maturities of capital lease obligations	411,309	791,009
Current liabilities of discontinued operations	1,030,535	1,240,000
Deferred rent	168,985	110,738
Long-term debt, net of debt discount of $1,803,742	-	31,487,253
Total Current Liabilities	4,617,857	36,025,355

Long-Term Liabilities
Long-term debt, net of debt discount of $1,005,292	33,301,998	-
Capital lease obligations, net of current maturities	204,752	158,703
Other	920,937	1,062,237
Total Long-Term Liabilities	34,427,687	1,220,940
Total Liabilities	39,045,544	37,246,295

Commitments (Note 15)

Stockholders' Deficit
Preferred stock, par value $0.001; 5,000,000 shares authorized;
Series A Preferred - No shares issued or outstanding	-	-
Series B Convertible Preferred - No shares issued or outstanding	-	-
Series C Convertible Preferred - No shares issued or outstanding	-	-
Series D Convertible Preferred - 0 and 1,233 shares issued and outstanding, liquidation value of $0 and $1,233,000, respectively	-	2
Series E Convertible Preferred - 0 and 500,000 shares issued and outstanding, liquidation value of $0 and $500, respectively	-	500
Series F Convertible Preferred - 0 and 1,233 shares issued and outstanding, liquidation value of $0 and $1,233,000, respectively	-	1
Series G Convertible Preferred - 538 and 0 shares issued and outstanding, liquidation value of $538,000 and $0, respectively	1	-
Series H Convertible Preferred - 501 and 0 shares issued and outstanding, liquidation value of $501,000 and $0, respectively	1	-
Common stock, par value $0.001; 200,000,000 shares authorized; 394,399 and 244,369 shares issued and outstanding, respectively	394	244
Additional paid-in-capital	174,676,619	173,801,022
Accumulated deficit	(187,071,354)	(176,655,227)
Total Stockholders' Deficit	(12,394,339)	(2,853,458)
Total Liabilities and Stockholders' Deficit	$26,651,205	$34,392,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$6,555,009	$6,664,183	$19,645,143	$20,270,615

Operating Expenses
Infrastructure and access	2,637,055	2,608,505	7,968,089	7,829,386
Depreciation and amortization	1,953,519	2,992,758	6,487,301	8,564,537
Network operations	1,043,979	1,231,650	3,330,135	3,748,925
Customer support	428,672	417,265	1,187,689	1,479,580
Sales and marketing	1,130,855	757,316	2,972,621	3,136,198
General and administrative	1,181,481	2,266,838	4,233,350	5,851,175
Total Operating Expenses	8,375,561	10,274,332	26,179,185	30,609,801
Operating Loss	(1,820,552)	(3,610,149)	(6,534,042)	(10,339,186)
Other (Expense) / Income
Interest expense, net	(1,314,761)	(1,580,444)	(3,887,582)	(4,775,855)
Other (Expense) income, net	(11)	-	5,497	-
Total Other (Expense)/Income	(1,314,772)	(1,580,444)	(3,882,085)	(4,775,855)
Loss from continuing operations	(3,135,324)	(5,190,593)	(10,416,127)	(15,115,041)
Loss from discontinued operations
Operating loss	-	-	-	(2,977,143)
Gain on sale of assets	-	-	-	1,177,742
Total loss from discontinued operations	-	-	-	(1,799,401)

Net Loss	(3,135,324)	(5,190,593)	(10,416,127)	(16,914,442)
Deemed dividend to Series D and Series F preferred stockholders	-	-	(1,905,570)	-
Net loss attributable to common stockholders	$(3,135,324)	(5,190,593)	$(12,321,697)	$(16,914,442)

(Loss) gain per share – basic and diluted
Continuing	$(8.30)	$(75.00)	$(39.25)	$(283.91)
Discontinued
Operating loss	-	-	-	(55.92)
Gain on sale of assets	-	-	-	22.12
Total discontinued	-	-	-	(33.80)
Net loss per common share – basic and diluted	$(8.30)	$(75.00)	$(39.25)	$(317.71)

Weighted average common shares outstanding – basic and diluted	377,727	69,206	313,958	53,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2017

(UNAUDITED)

	Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Series F Convertible Preferred Stock		Series G Convertible Preferred Stock		Series H Convertible Preferred Stock		Common Stock		Additional Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2017	1,233	$2	500,000	$500	1,233	$1	-	-	-	-	244,369	$244	$173,801,022	$(176,655,227)	$(2,853,458)
Conversion on January 9, 2017 of Series E convertible preferred into common shares	-	-	(500,000)	(500)	-	-	-	-	-	-	6,667	7	493	-	-
Conversion on various dates from January 26, 2017 to April 13, 2017, inclusive, Series F convertible preferred into common shares	-	-	-	-	(590)	-	-	-	-	-	39,334	39	(39)	-	-
Conversion on May 26, 2017 of Series D Convertible Preferred Stock into Series G Preferred stock, and the conversion of Series F Convertible Preferred stock into Series H Convertible Preferred Stock	(1,233)	(2)	-	-	(643)	(1)	938	1	938	1	-	-	1	-	-
Conversion on various dates from May 30, 2017 to June 29, 2017, inclusive, Series H convertible preferred into common shares	-	-	-	-	-	-	-	-	(437)	-	46,614	47	(47)	-	-
Conversion on various dates from June 30, 2017 to August 22, 2017, inclusive, Series G convertible preferred into common shares	-	-	-	-	-	-	(400)	-	-	-	53,335	53	(53)	-	-
Additional common shares issued due to the rounding provisions of the reverse stock split on September 29, 2017											4,050	4	(4)	-	-
Stock-based compensation for options	-	-	-	-	-	-	-	-	-	-	-	-	874,888	-	874,888
Issuance of common stock under employee stock purchase plan	-	-	-	-	-	-	-	-	-	-	30	-	358	-	358
Net Loss	-	-	-	-	-	-	-	-	-	-				(10,416,127)	(10,416,127)
Balance at September 30, 2017	-	$-	-	$-	-	$-	538	$1	501	$1	394,399	$394	$174,676,619	$(187,071,354)	$(12,394,339)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2017 and 2016

(UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows Used In Operating Activities:
Net loss	$(10,416,127)	$(16,914,442)
Loss from discontinued operations	-	(1,799,401)
Loss from continuing operations	(10,416,127)	(15,115,041)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Provision for doubtful accounts	87,000	15,000
Depreciation for property and equipment	5,397,098	7,524,097
Amortization of intangible assets	1,090,203	1,040,440
Amortization of debt discount and deferred financing costs	798,450	1,272,648
Accrued interest	1,725,528	1,130,192
Stock-based compensation - Options	874,888	629,671
Stock-based compensation - Stock issued for services	-	488,656
Stock-based compensation - Employee stock purchase plan	53	4,017
Deferred rent	(83,053)	(596,310)
Changes in operating assets and liabilities:
Accounts receivable	(303,526)	(117,449)
Prepaid expenses and other current assets	(158,122)	(104,436)
Other assets	1,034	28,602
Accounts payable	(104,259)	(674,421)
Accrued expenses	23,612	(262,914)
Deferred revenues	(186,431)	(390,022)
Total Adjustments	9,162,475	9,987,771
Net Cash Used In Continuing Operating Activities	(1,253,652)	(5,127,270)
Net Cash Provided By (Used In) Discontinued Operating Activities	22,513	(1,479,792)
Net Cash Used In Operating Activities	(1,231,139)	(6,607,062)

Cash Flows Used In Investing Activities:
Acquisitions of property and equipment	(2,089,657)	(1,692,895)
Payments of security deposits	(12,925)	-
Net Cash Used In Continuing Investing Activities	(2,102,582)	(1,692,895)

Cash Flows (Used In) Provided By Financing Activities:
Payments on capital lease obligations	(656,257)	(741,155)
Net proceeds from the issuance of common stock and warrants	-	6,802,823
Proceeds from the issuance of common stock under employee stock purchase plan	305	21,570
Net Cash (Used In) Provided By Continuing Financing Activities	(655,952)	6,083,238

Net (Decrease) Increase In Cash and Cash Equivalents
Continuing Operations	(4,012,186)	(736,927)
Discontinued Operations	22,513	(1,479,792)
Net Decrease In Cash and Cash Equivalents	(3,989,673)	(2,216,719)
Cash and Cash Equivalents - Beginning	12,272,444	15,116,531
Cash and Cash Equivalents - End of Period	$8,282,771	$12,899,812

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$1,323,353	$2,354,401
Income taxes	$15,547	$13,909
Acquisition of property and equipment:
Included in accrued expenses	$286,657	$174,732
Under capital leases	$322,606	$-
Exchange of intangible assets - discontinued operations (Note 4)	$-	$3,837,783

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

Note 2. Liquidity, Going Concern, and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2017, the Company had cash and cash equivalents of approximately $8.3 million and working capital of approximately $5.0 million. The Company incurred significant operating losses since inception and continues to generate losses from operations and as of September 30, 2017, the Company has an accumulated deficit of $187.1 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. Management has also evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the year ended December 31, 2016, the Company raised a total of $9,130,000 and converted $5,000,000 of long-term debt into preferred stock. In addition, the Company has monitored and reduced certain of its operating costs over the course of 2016 and into the first three quarters of 2017. Historically, the Company has financed its operations through private and public placement of equity securities, as well as debt financing and capital leases. The Company’s ability to fund its longer term cash requirements is subject to multiple risks, many of which are beyond its control. The Company intends to raise additional capital, either through debt or equity financings or through the potential sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Note 3. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full fiscal year for any future period.

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

Retroactive Adjustment for Reverse Stock Splits. On July 7, 2016, the Company effected a one-for-twenty reverse stock split of its common stock.

On September 29, 2017, the Company effected a one-for-seventy-five reverse stock split of its common stock. Consequently, all earnings per share and other share related amounts and disclosures have been retroactively adjusted for all periods presented for the splits.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of September 30, 2017, the Company had cash and cash equivalent balances of approximately $8.0 million in excess of the federally insured limit of $250,000.

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

Goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired in an acquisition. Goodwill is not amortized but rather is reviewed annually in the fourth quarter for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable. The Company initially performs a qualitative assessment of goodwill which considers macro-economic conditions, industry and market trends, and the current and projected financial performance of the reporting unit. No further analysis is required if it is determined that there is a less than 50 percent likelihood that the carrying value is greater than the fair value. There were no indicators of impairment identified during the three and nine month periods ended September 30, 2017.

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

In May 2017, the FASB issued ASU 2017-09: Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard is effective beginning after December 15, 2017; early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$-	$-	$-	$553,302
Operating Expenses:
Infrastructure and access	-	-	-	2,523,222
Depreciation	-	-	-	638,681
Network operations	-	-	-	192,947
Customer support	-	-	-	69,804
Sales and marketing	-	-	-	246
General and administrative	-	-	-	105,545
Total Operating Expenses	-	-	-	3,530,445
Operating Loss	-	-	-	(2,977,143)
Gain on sale of assets	-	-	-	1,177,742
Net Loss	$-	$-	$-	$(1,799,401)

The components of the balance sheet accounts presented as discontinued operations were as follows:

	September 30, 2017	December 31, 2016
Assets:
Prepaid expenses and other current assets	-	231,978
Total Current Assets	$-	$231,978

Liabilities:
Accrued expenses - leases	1,030,535	1,240,000
Total Current Liabilities	$1,030,535	$1,240,000

Note 5. Property and Equipment

Property and equipment is comprised of:

	September 30, 2017	December 31, 2016
Network and base station equipment	$43,240,042	$42,098,570
Customer premise equipment	35,032,548	33,617,085
Information technology	4,879,952	4,859,875
Furniture, fixtures and other	1,713,431	1,713,430
Leasehold improvements	1,635,090	1,631,322
	86,501,063	83,920,282
Less: accumulated depreciation	74,065,023	68,667,925
Property and equipment, net	$12,436,040	$15,252,357

Depreciation expense for the three months ended September 30, 2017 and 2016 was $1,633,704 and $2,574,875, respectively. Depreciation expense for the nine months ended September 30, 2017 and 2016 was $5,397,098 and $7,524,097, respectively.

Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	September 30, 2017	December 31, 2016
Network and base station equipment	$2,629,526	$2,620,898
Customer premise equipment	983,770	669,792
Information technology	1,860,028	1,860,028
	5,473,324	5,150,718
Less: accumulated depreciation	4,580,960	4,083,274
Property acquired through capital leases, net	$892,364	$1,067,444

Note 6. Intangible Assets

Intangible assets consist of the following:

	September 30, 2017	December 31, 2016

Goodwill	$1,674,281	$1,674,281

Customer relationships	$11,856,126	$11,856,126
Less: accumulated amortization	11,856,126	11,725,369
Customer relationships, net	-	130,757

Backhaul agreement	3,837,783	3,837,783
Less: accumulated amortization	2,025,496	1,066,050
Backhaul agreement, net	1,812,287	2,771,733

FCC licenses	750,000	750,000

Intangible assets, net	$2,562,287	$3,652,490

Amortization expense for the three months ended September 30, 2017 and 2016 was $319,815 and $417,883, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 was $1,090,203 and $1,040,440, respectively. The fair value of the backhaul agreement acquired in the transaction with a large cable company, as described in Note 4, is being amortized on a straight-line basis over the three-year term of the agreement.  The Company’s licenses with the Federal Communications Commission (the “FCC”) are not subject to amortization as they have an indefinite useful life. Future amortization expense is as follows:

Remainder of 2017	319,816
2018	1,279,261
2019	213,210
Total	$1,812,287

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2017	December 31, 2016
Professional services	$169,510	$263,928
Payroll and related	394,598	294,006
Property and equipment	286,657	118,139
Network	175,168	92,645
Other	77,407	142,492
Total	$1,103,340	$911,210

Network represents costs incurred to provide services to the Company’s customers including tower rentals, bandwidth, troubleshooting and gear removal.

Note 8. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	September 30, 2017	December 31, 2016
Deferred rent	$500,499	$641,799
Deferred taxes	420,438	420,438
Total	$920,937	$1,062,237

Note 9. Long-Term Debt

Long-term debt (callable) consists of the following:

	September 30, 2017	December 31, 2016
Principal	$34,307,290	$33,290,995
Unamortized debt discount	(1,005,292)	(1,803,742)
Total	$33,301,998	$31,487,253

In October 2014, the Company entered into a $35,000,000 note ("Note") with Melody Business Finance, LLC ("Lender") wherein the Company received net proceeds of $33,950,000 after a 3% original issue discount.

This Note (the “Note”) matures on October 16, 2019 and accrues interest on the basis of a 360-day year at:

a)

A rate equal to the greater of: i) the sum of the one-month Libor rate on any given day plus 7% or ii) 8% per annum. The one-month Libor rate was 1.23% as of September 30, 2017. Interest accrued at this rate is paid in cash at the end of each quarter; plus

b)	A rate of 4% per annum. Interest accrued at this rate is added to the principal amount at the end of each quarter.

This Note is secured by a first-priority lien and security interest in all of the assets of the Company and its subsidiaries, excluding the capital stock of the Company, and certain capital leases, contracts and assets secured by purchase money security interests.

The Note contains representations and warranties by the Company and the Lender, certain indemnification provisions in favor of the Lender and customary covenants (including limitations on other debt, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants, a material impairment in the Lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). The Note contains several restrictive covenants and the most significant of which requires the Company to maintain a minimum cash balance of $6,500,000 at all times. The Company was not in compliance with one of the Note covenants as of March 31, 2017 and December 31, 2016, and such violation was waived by the Lender on June 14, 2017 effective March 31, 2017. The Company is in compliance with the Note covenants as of September 30, 2017. Upon the occurrence of an event of default, an additional 5% interest rate will be applied to the outstanding loan balances, and the Lender may terminate its lending commitment, declare all outstanding obligations immediately due and payable, and take such other actions as set forth in the Note to secure its interests. Such amount was not assessed by the Lender.

The Company has the option to prepay the Note in the minimum principal amount of $5,000,000, plus integral amounts of $1,000,000, beyond that amount subject to certain prepayment penalties. Mandatory prepayments are required upon the occurrence of certain events, including but not limited to: i) the sale, lease, conveyance or transfer of certain assets, ii) issuance or incurrence of indebtedness other than certain permitted debt, iii) issuance of capital stock redeemable for cash or convertible into debt securities; and iv) any change of control.

A discount of $6,406,971 to the face value of the Note was recorded upon its issuance and that discount is being amortized over the term of the Note using the effective interest rate method. That discount consisted of:

a)

$2,463,232 representing the fair value of warrants simultaneously issued to the Lender for the purchase of up to 1,600 and 800 shares of the Company's common stock at $1,890.00 and $15.00 per share, respectively, through April 2022. The fair value of these warrants was calculated utilizing the Black-Scholes option pricing model;

b)	$2,893,739 in costs incurred associated with obtaining this financing arrangement which consisted primarily of professional fees; and

c)	$1,050,000 related to a 3% original issue discount.

On November 8, 2016 and in connection with a financing transaction, an investor acquired $5,000,000 of the Company's obligations to the Lender consisting of principal and accrued interest of $4,935,834 and $64,166, respectively. The investor then immediately exchanged such obligations for 1,000 shares of the Company's Series D Convertible Preferred Stock (the “Series D Preferred Stock”) and warrants for the purchase of up to 53,334 shares of the Company's common stock. In connection with that exchange, the Company:

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

The Company recorded interest expense of $1,063,851 and $1,149,871 for the three months ended September 30, 2017 and 2016, respectively. The Company recorded interest expense of $3,048,881 and $3,390,576 for the nine months ended September 30, 2017 and 2016, respectively. Of those amounts, the Company paid to the Lender $1,323,353 and $2,260,384 and added $1,016,295 and $1,130,192 of interest to the principal amount of the Note during the nine months ended September 30, 2017 and 2016, respectively.

The Company recorded amortization expense of $241,428 and $396,414 for the three months ended September 30, 2017 and 2016, respectively. Amortization expense totaled $798,450 and $1,272,648 for the nine months ended September 30, 2017 and 2016, respectively, and classified those amounts as interest expense.

Note 10. Capital Stock

On January 9, 2017, the holder of 500,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”) elected to convert them into shares of common stock. In accordance with the conversion terms applicable to the Series E Preferred Stock, the Company issued 6,667 shares of common stock.

On various dates from January 26, 2017 to March 23, 2017, inclusive, the holder of 390 shares of Series F Convertible Preferred Stock (the “Series F Preferred Stock”) elected to convert them into shares of common stock. In accordance with the conversion terms applicable to the Series F Preferred Stock, the Company issued 26,000 shares of common stock.

On April 4, 2017 and April 13, 2017, the holder of 200 shares of Series F Convertible Preferred Stock elected to convert them into shares of common stock. In accordance with the conversion terms applicable to the Series F Preferred Stock, the Company issued 13,334 shares of common stock.

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

The key preferences, rights, and limitations of the Series G Preferred Stock and Series H Preferred Stock, are as follows:

a)	The stated value of each share of Series G Preferred Stock and Series H Preferred Stock is $1,000,

b)

Series G Preferred Stock and Series H Preferred Stock may be converted into common shares at any time. The number of common shares issuable upon the conversion of the Series G Preferred Stock is determined by multiplying the number of shares of Series G Preferred Stock being converted by their stated value of $1,000 per share and then dividing by the conversion price of $7.50 per common share. The number of common shares issuable upon the conversion of the Series H Preferred Stock is determined by multiplying the number of shares of Series H Preferred Stock being converted by their stated value of $1,000 per share and then dividing by the conversion price of $9.38 per common share,

c)

In the event of a liquidation event, each share of Series G Preferred Stock and Series H Preferred Stock will be entitled to a per share preferential payment equal to 100% of the stated value of such Series G Preferred Stock or Series H Preferred Stock, plus all accrued and unpaid dividends, if any. All subsequent issuances and junior preferred issuances of our capital stock will be junior in rank to the Series G Preferred Stock and Series H Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. The holders of Series G Preferred Stock or Series H Preferred Stock will be entitled to receive dividends if and when declared by the Company. The Series G Preferred Stock and Series H Preferred Stock shall participate on an “as converted” basis, with all dividends declared on our common stock. In addition, if the Company grants, issues or sells any rights to purchase securities pro rata to all of the Company’s record holders of its common stock, each holder will be entitled to acquire such securities applicable to the granted purchase rights as if the holder had held the number of shares of common stock acquirable upon complete conversion of all Series G Preferred Stock and Series H Preferred Stock then held.

d)

The Company is prohibited from effecting a conversion of the Series G Preferred Stock and Series H Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series G Preferred Stock and Series H Preferred Stock, which beneficial ownership limitation may be decreased by the holder at its option. Each holder is entitled to vote on all matters submitted to stockholders of the Company and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s Series G Preferred Stock and Series H Preferred Stock, but not in excess of the beneficial ownership limitations.

Additionally, upon the issuance of the Series G Preferred Stock and Series H Preferred Stock in the second quarter of 2017, the Company recorded a beneficial conversion feature and a deemed dividend in the amount of $1,905,570. This amount was calculated using the closing price per share of the Company’s common stock on the day of the transaction and subtracting the conversion price per share. This difference was then multiplied by the number of shares of common stock into which the shares of Series G Preferred Stock and Series H Preferred Stock were convertible into on the date of the transaction.

On various dates from May 30, 2017 to June 29, 2017, inclusive, the holder of 437 shares of Series H Preferred Stock elected to convert them into shares of common stock. In accordance with the conversion terms applicable to the Series H Preferred Stock, the Company issued 46,614 shares of common stock.

On various dates from June 30, 2017 to August 22, 2017, inclusive, the holder of 400 shares of Series G Preferred Stock elected to convert them into shares of common stock. In accordance with the conversion terms applicable to the Series G Preferred Stock, the Company issued 53,335 shares of common stock.

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2017			2016			2017			2016
Risk-free interest rate	-%	-	-%	0.9%	-	1.0%	1.6%	-	1.7%	0.9%	-	1.4%
Expected volatility		-%		78%	-	79%	110%	-	113%	78%	-	83%
Expected life (in years)		-			4.2			4.2			4.2
Expected dividend yield		-			-			-			-
Estimated forfeiture rates		20%		1%	-	7%		20%		1%	-	7%
Weighted average per share grant date fair value		$-			$99.75			$9.65			$110.25
Stock-based compensation		$207,064			$192,812			$874,888			$629,671

The risk-free interest rate was based on rates established by the Federal Reserve. The expected volatility was based upon the historical volatility for the Company’s common stock. The Company utilized historical data to determine the expected life of stock options. The dividend yield reflected the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future. Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized amount of stock options expense totaled $292,737 as of September 30, 2017 which will be recognized over a weighted-average period of 2.4 years.

Option transactions under the stock option plans during the nine months ended September 30, 2017 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of January 1, 2017	28,232	$404.82
Granted during 2017	51,090	12.77
Exercised	-	-
Cancelled /expired	(2,146)	1,409.58
Outstanding as of September 30, 2017	77,176	$117.34
Exercisable as of September 30, 2017	35,887	$233.48

Grants under the stock option plans during the nine months ended September 30, 2017 were as follows:

Number
Consultant grants	334
Executive grants	50,586
Annual grants to outside directors	170
Total	51,090

Options granted during the reporting period had a term of ten years. All options were issued at an exercise price equal to the fair value on the date of grant. Consultant grants vest six months from the date of issuance. Executive grants, except as noted below, have vesting periods ranging from immediately upon issuance, quarterly over a two-year period, annually for one year then quarterly over the next two years period, and annually for one year then quarterly over the next three years period from the date of issuance. Director grants vest over a one year period from the date of issuance. The aggregate fair value of the options granted was $493,090 for the nine months ended September 30, 2017.

On January 24, 2017, the Company entered into an employment agreement with Ernest Ortega wherein the Company issued options for the purchase of up to 27,162 shares of the Company's common stock at $12.75 per share for a period of ten years. Those options vest as follows: 4,178 will vest on January 24, 2018; 8,358 will vest in eight quarterly installments during the twenty-four months ending January 24, 2020; 7,313 will vest upon the achievement of three consecutive quarters of positive cash flow; and 7,313 will vest upon the sale of the Company's earth station assets in Miami, Florida for gross proceeds equal to or greater than $15,000,000.

Certain stock options awarded to Ernest Ortega, Chief Executive Officer, in conjunction with his 2017 employment agreement contained performance based criteria. The fair value of the awards is determined based on the market value of the underlying stock price at the grant date and marked to market over the vesting period based on probabilities and projections of the underlying performance measures. The aggregate fair value of the performance based options granted was $140,708 for the nine months ended September 30, 2017. The Company has not recorded any expense associated with the performance based stock options issued in the nine month period ended September 30, 2017. The Company will continue to evaluate the probability of achieving the criteria associated with performance based stock options and will record any associated compensation expense at such time.

On February 3, 2017, the Company awarded options for the purchase of up to 15,868 shares of the Company's common stock at an exercise price of $13.50 per share for a period of ten years. Terms of such option awards conformed to the Company's standard form of option agreement which includes a provision for cashless exercise. The awards consisted of options for 6,676 shares to Mr. Philip Urso for his past service as Interim Chief Executive Officer, options for 5,854 shares to Mr. Arthur Giftakis, the Company's Chief Operating Officer, and options for 3,338 shares to Mr. Frederick Larcombe, the Company's former Chief Financial Officer. Mr. Urso's options vested 100% upon issuance and the options issued to Messrs. Giftakis and Larcombe vest ratably on a quarterly basis over the eight quarters immediately following the date of the awards. The options awarded to Mr. Larcombe were subsequently modified and fully expensed on May 15, 2017 to reflect immediate vesting and, unless exercised prior to May 15, 2018, shall be forfeited.

On May 15, 2017, the Company entered into an employment agreement with Laura Thomas, Chief Financial Officer, wherein she was issued options to purchase up to 2% of the Company’s common stock on a fully diluted basis as of May 15, 2017, or 7,556 options. The options vest 25% after one year of service and the remaining will vest ratably over the following three years.

Cancellations for the nine months ended September 30, 2017 consisted of 2,044 related to employee terminations and 102 were associated with the expiration of options.

The weighted average remaining contractual life of the outstanding options as of September 30, 2017 was 9.2 years.

There was no intrinsic value associated with the options outstanding and exercisable as of September 30, 2017. The closing price of the Company’s common stock at September 30, 2017 was $6.10 per share.

Stock Warrants

There were 2,400 warrants outstanding and exercisable as of September 30, 2017 and December 31, 2016, respectively, with a weighted-average exercise price of $1,265.00 as of September 30, 2017. The weighted average remaining contractual life of the warrants was 4.6 years.

There was no intrinsic value associated with the warrants outstanding and exercisable as of September 30, 2017.

Note 12. Employee Stock Purchase Plan

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum number of 334 shares of common stock can be issued under the ESPP Plan of which all of the authorized shares have been issued as of September 30, 2017. During the three and nine months ended September 30, 2017, a total of 0 and 30 shares were issued under the ESPP Plan with a fair value of $0 and $358, respectively. The Company recognized $0 and $53 of stock-based compensation related to the 15% discount for the three and nine months ended September 30, 2017, respectively. The Company recognized $902 and $4,017 of stock-based compensation related to the 15% discount for the three and nine months ended September 30, 2016, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the three and nine months ended September 30, 2017.

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

	As of September 30,
	2017	2016
Stock options	77,176	13,203
Warrants	2,400	2,400
Series G Preferred Stock	71,734	-
Series H Preferred Stock	53,440	-
Total	204,750	15,603

 Note 15. Commitments

Operating Lease Obligations

The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through June 2024. Certain of these operating leases include extensions, at the Company's option, for additional terms ranging from one to fifteen years. Amounts associated with the extension periods have not been included in the table below as it is not presently determinable which options, if any, the Company will elect to exercise. As of September 30, 2017, total future operating lease obligations were as follows:

Remainder of 2017	$1,789,648
2018	6,318,665
2019	4,846,377
2020	2,627,912
2021	667,892
Thereafter	231,105
Total	$16,481,599

Rent expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Points of Presence	$2,161,038	$2,160,592	$6,472,499	$6,402,312
Corporate offices	105,359	79,647	281,513	250,567
Other	233,779	107,718	695,943	342,273
Total	$2,500,176	$2,347,957	$7,449,955	$6,995,152

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

In September 2013, the Company entered into a new lease agreement for its corporate offices and new warehouse space. The lease commenced on January 1, 2014 and expires on December 31, 2019 with an option to renew for an additional five-year term through December 31, 2024. The Company spent approximately $600,000 in leasehold improvements in connection with consolidating its corporate based employees from two buildings into one building. The landlord agreed to contribute $380,000 in funding towards qualified leasehold improvements and made such payment in February 2014. Total annual rent payments began at $359,750 for 2014 and escalate by 3% annually, reaching $416,970 for 2019.

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

Capital Lease Obligations

The Company has entered into capital leases to acquire property and equipment expiring through June 2018. As of September 30, 2017, total future capital lease obligations were as follows:

Total Capital lease obligation:
Remainder of 2017	$189,947
2018	283,864
2019	122,094
2020	72,000
Subtotal	667,905
Less: interest expense	51,844
Total	$616,061

Total Capital lease obligation:
Current	$411,309
Long-term	204,752
Total	$616,061

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2017. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K/A Amendment No.2 for the year ended December 31, 2016 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Customer support costs relate to our continuing communications with customers regarding their service level agreement. Payroll comprises approximately 70% to 80% of customer support costs. Other costs include shipping, troubleshooting, and facilities related expenses.

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

As of September 30, 2017, we operated in twelve metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. Although we provide services in multiple markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a network presence in a new market. These costs include building PoPs and network costs. Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a network presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period

Overview - Shared Wireless Infrastructure

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Continuing Operations – Fixed Wireless

Revenues. Revenues totaled $6,555,009 during the three months ended September 30, 2017 compared to $6,664,183 during the three months ended September 30, 2016 representing a decrease of $109,174, or 2%. The revenue decrease is due to a smaller customer base, partially offset by higher non-recurring revenues and lower churn. Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.26% during the three months ended September 30, 2017 compared to 2.02% during the three months ended September 30, 2016.

Infrastructure and Access. Infrastructure and access totaled $2,637,055 during the three months ended September 30, 2017 compared to $2,608,505 during the three months ended September 30, 2016 representing an increase of $28,550, or 2%. The increase is due to higher rent expense offset by a reduction in bandwidth costs.

Depreciation and Amortization. Depreciation and amortization totaled $1,953,519 during the three months ended September 30, 2017 compared to $2,992,758 during the three months ended September 30, 2016 representing a decrease of $1,039,239, or 35%. Depreciation expense totaled $1,633,704 during the three months ended September 30, 2017 compared to $2,574,875 during the three months ended September 30, 2016 representing a decrease of $941,171, or 37%.

Amortization expense totaled $319,815 during the three months ended September 30, 2017 compared to $417,883 during the three months ended September 30, 2016 representing a decrease of $98,068, or 23%. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods.

Network Operations. Network operations totaled $1,043,979 during the three months ended September 30, 2017 compared to $1,231,650 during the three months ended September 30, 2016 representing a decrease of $187,671, or 15%. The decrease is primarily due to a reduction of payroll related costs associated with staffing reductions.

Customer Support. Customer support totaled $428,672 during the three months ended September 30, 2017 compared to $417,265 during the three months ended September 30, 2016 representing an increase of $11,407, or 3%. The increase is due to a $66,765 increase in other related costs which was principally attributable to higher maintenance costs which can fluctuate from period to period, offset by a $55,360 payroll expense decrease due to a lower headcount in the 2017 period as the Company consolidated departments and improved efficiencies.

Sales and Marketing. Sales and marketing expenses totaled $1,130,855 during the three months ended September 30, 2017 compared to $757,316 during the three months ended September 30, 2016 representing an increase of $373,539, or 49%. The increase is primarily due to payroll costs which increased $276,799 during the 2017 period as a result of increased staffing levels within the new Virginia sales office and the implementation of new sales compensation plans. Indirect channel commissions, previously referred to as outside commissions, increased $46,455, or 24%. The commission increase relates almost exclusively to the Company’s residual program which pays continuing commissions as long as the referred business is a customer. Also contributing to the increase was a $26,560 increase in advertising costs and a $23,725 increase in Other costs primarily related to services provided by a third party for new hire sales training.

General and Administrative. General and administrative expenses totaled $1,181,481 during the three months ended September 30, 2017 compared to $2,266,838 during the three months ended September 30, 2016 representing a decrease of $1,085,357, or 48%. Public company related expenses decreased $486,926, or 99%, and primarily relates to the contract termination with our investor relation firms in 2017. Stock based compensation decreased $455,302, or 69%, due to stock issuances to third parties that provided services in Q3-16 associated with the capital raise financing activities. Professional fees decreased $99,742, or 29%, due to lower legal fees and Non-Recurring fees decreased $94,688, or 100%, due to prior year Miami office closure initiatives being resolved.

Interest Expense, Net. Interest expense, net totaled $1,314,761 during the three months ended September 30, 2017 compared to $1,580,444 during the three months ended September 30, 2016 representing a decrease of $265,683, or 17%. Interest expense relates to the $35,000,000 secured term loan which closed in October 2014 and capital lease arrangements. The decrease is primarily attributable to the $5,000,000 reduction of debt which occurred I the fourth quarter of 2016 as more fully described in Note 9, Long-Term Debt.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Continuing Operations – Fixed Wireless

Revenues. Revenues totaled $19,645,143 during the nine months ended September 30, 2017 compared to $20,270,615 during the nine months ended September 30, 2016 representing a decrease of $625,472, or 3%. Although the number of customers remained relatively consistent for the two periods, the revenue decrease is due to new customers having a lower average rate per unit as compared to the customers churning offset by a lower overall churn rate.

Infrastructure and Access. Infrastructure and access totaled $7,968,089 during the nine months ended September 30, 2017 compared to $7,829,386 during the nine months ended September 30, 2016 representing an increase of $138,703, or 2%. The increase primarily relates to higher rental costs and maintenance activity offset by a reduction in bandwidth costs.

Depreciation and Amortization. Depreciation and amortization totaled $6,487,301 during the nine months ended September 30, 2017 compared to $8,564,537 during the nine months ended September 30, 2016 representing a decrease of $2,077,236, or 24%. Depreciation expense totaled $5,397,098 during the nine months ended September 30, 2017 compared to $7,524,097 during the nine months ended September 30, 2016 representing a decrease of $2,126,999, or 28%.

Amortization expense totaled $1,090,203 during the nine months ended September 30, 2017 compared to $1,040,440 during the nine months ended September 30, 2016 representing an increase of $49,763, or 5%. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods.

Network Operations. Network operations totaled $3,330,135 during the nine months ended September 30, 2017 compared to $3,748,925 during the nine months ended September 30, 2016 representing a decrease of $418,790, or 11%. The primary reasons for the decrease are lower payroll costs of $254,994, or 11%, due primarily to staffing reductions, and information technology related cost reductions of $151,319, or 22%, due to decreased third party support and software licenses.

Customer Support. Customer support totaled $1,187,689 during the nine months ended September 30, 2017 compared to $1,479,580 during the nine months ended September 30, 2016 representing a decrease of $291,891, or 20%. The decrease is due to a payroll expense decrease of $396,940 or 30%, due to lower average headcount in the 2017 period as the Company consolidated departments and improved efficiencies, offset by higher other customer support costs of $105,048, or 61%, versus the prior period.

Sales and Marketing. Sales and marketing expenses totaled $2,972,621 during the nine months ended September 30, 2017 compared to $3,136,198 during the nine months ended September 30, 2016 representing a decrease of $163,577, or 5%. Advertising expenses have decreased $169,583, or 70%, as the Company has significantly reduced its Internet marketing initiatives in connection with its current marketing focus on specific businesses in certain connected buildings rather than marketing broadly to all businesses within a market. Payroll costs decreased $59,383, or 3%, due to lower headcount associated with cost savings initiatives and the closure of our Florida sales office in the first quarter of 2016 offset by additional hires in the new Virginia sales office. Offsetting these decreases is increased Indirect Channel Commissions of $86,198, or 15%, due to the Company’s residual program which pays continuing commissions as long as the referred business is a customer.

General and Administrative. General and administrative expenses totaled $4,233,350 during the nine months ended September 30, 2017 compared to $5,851,175 during the nine months ended September 30, 2016 representing a decrease of $1,617,825, or 28%. Public company costs for the nine months ended September 30, 2017 decreased $534,297, or 82%, primarily due to the contract termination with our investor relation firms in 2017. Payroll costs decreased $434,482, or 27%, due to severance payments made in the 2016 period to former executives and lower headcount associated with staffing reductions. Non-recurring expenses decreased $291,350, or 99%, due to the Miami lawsuit which the Company settled during 2016. Stock based compensation decreased $247,402, or 22%, due to stock issuances to third parties that provided services in the third quarter of 2016 associated with the capital raise financing activities. Professional fees decreased $224,647, or 19%, due to decreased legal fees offset by higher recruiting expenses.

Interest Expense, Net. Interest expense, net totaled $3,887,582 during the nine months ended September 30, 2017 compared to $4,775,855 during the nine months ended September 30, 2016 representing a decrease of $888,273, or 19%. Interest expense relates to the $35,000,000 secured term loan which closed in October 2014 and capital lease arrangements. The decrease is primarily attributable to the $5,000,000 reduction of debt in the fourth quarter of 2016 as more fully described in Note 9, Long-Term Debt.

Discontinued Operations – Shared Wireless

Net loss from discontinued operations for the nine months ended September 30, 2017 was zero compared to $1,799,401 for the nine months ended September 30, 2016. The net loss is attributable to the Company’s decision to exit the Hetnets business and curtailing activities in certain smaller markets. See Note 4 “Discontinued Operations” within the notes to our consolidated financial statements for additional information about our discontinued operations.

Liquidity and Capital Resources

Changes in capital resources during the nine months ended September 30, 2017 and 2016 are described below.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2017, the Company had cash and cash equivalents of approximately $8.3 million and working capital of approximately $5.0 million. The Company has incurred significant operating losses since inception and continues to generate losses from operations and as of September 30, 2017, the Company has an accumulated deficit of $187.1 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net Cash (Used In) Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2017 totaled $1,253,652 compared to $5,127,270 for the nine months ended September 30, 2016. The $3,873,618 decrease in cash used in operations is due to a $4,698,914 decrease in net loss, a $792,948 decrease in cash outflows associated with operating assets and liabilities, offset by a $1,618,244 decrease in non-cash items.

Net Cash (Used in) Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2017 totaled $2,102,581 compared to $1,692,895 for the nine months ended September 30, 2016 representing an increase of $409,686. Cash capital expenditures totaled $2,089,657 in the 2017 period compared to $1,692,895 in the 2016 period representing an increase of $396,762. Capital expenditures can fluctuate from period to period depending upon the number of customer additions and upgrades, network construction activity related to increasing capacity or coverage, and other related reasons.

Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2017 totaled $655,952 compared to net cash provided by financing activities of $6,083,238 for the nine months ended September 30, 2016, representing a decrease of $6,739,190. During the 2016 period, the Company completed three equity offerings which resulted in net proceeds of $6,802,823.

Discontinued Operations

Net cash provided from discontinued operations for the nine months ended September 30, 2017 was $22,513 compared to cash used of $1,479,792 for the nine months ended September 30, 2016, representing an increase of $1,502,305. See Note 4 “Discontinued Operations” within the notes to our consolidated financial statements for additional information about our discontinued operations.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, we utilize available information, including our history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving appropriate consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates which may impact the comparability of our results of operations to other companies in our industry. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation, or are fundamentally important to our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary market risk relates to interest rates. At September 30, 2017, all cash and cash equivalents are immediately available cash balances. A portion of our cash and cash equivalents are held in institutional money market funds.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of September 30, 2017, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the second quarter, the Company had determined there was a material weakness in its system of internal control as it relates to monitoring compliance with covenants in its debt agreement. Management has commenced implementation of a remediation plan, which was completed during the third quarter. The remediation plan includes the following steps:

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

The Company plans to test the aforementioned remediation plan during the fourth quarter.

Changes in Internal Control over Financial Reporting

There were no other changes in our system of internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II

OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer. (filed herewith)
31.2	Section 302 Certification of Principal Financial Officer. (filed herewith)
32.1	Section 906 Certification of Principal Executive Officer. (filed herewith)
32.2	Section 906 Certification of Principal Financial Officer. (filed herewith)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Labels Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* - Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit, and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: November 14, 2017	By:	/s/ Ernest Ortega
Ernest Ortega
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Laura W. Thomas
Laura W. Thomas
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Principal Executive Officer. (filed herewith)
31.2	Section 302 Certification of Principal Financial Officer. (filed herewith)
32.1	Section 906 Certification of Principal Executive Officer. (filed herewith)
32.2	Section 906 Certification of Principal Financial Officer. (filed herewith)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Labels Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* - Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit, and (v) related notes to these financial statements.