Form 10-K
period 2017-12-31
TOWERSTREAM CORP
filed 2018-04-02
CIK 1349437

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission file number 001-33449

TOWERSTREAM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8259086 (I.R.S. Employer Identification No.)

76 Hammarlund Way Middletown, Rhode Island (Address of principal executive offices)	02842 (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,574,930.

As of March 23, 2018, there were 394,399 shares of common stock, par value $0.001 per share, outstanding.

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

Item 1 - Business.

Towerstream Corporation (“Towerstream”, “we”, “us”, “our” or the “Company”) is primarily a provider of fixed wireless services to businesses in twelve major urban markets across the U.S. During its first decade of operations, the Company's business activities were focused on delivering fixed wireless broadband services to commercial customers over a wireless network transmitting over both regulated and unregulated radio spectrum. Our fixed wireless service supports bandwidth on demand, wireless redundancy, virtual private networks, disaster recovery, bundled data and video services. We provide services to business customers in New York City, Boston, Chicago, Los Angeles, San Francisco, Seattle, Miami, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. Our "Fixed Wireless Services Business" ("Fixed Wireless" or "FW") has historically grown both organically and through the acquisition of five other fixed wireless broadband providers in various markets.

We offer fixed wireless business internet service in three product categories: Business Class Internet, Temporary Internet Solutions, and Wholesale Internet Service. This unique portfolio of bandwidth services is able to scale our existing target markets, from small businesses to fortune 500 companies. Such service is as fast as fiber and equally as stable.

Under the Business Class Internet category, we offer two types of service: Single Tenant Service and On-Net Service. Under the Single Tenant Service offering, we deliver fixed wireless broadband to a single client through a radio receiver/transmitter on the client’s building dedicated solely to that client. We estimate an addressable market opportunity of approximately 392,000 buildings within four miles of the 175 Points-of-Presence (“PoP” or “Company Locations”) located within the twelve major markets in which we provide service. Currently, we are offering bandwidth speeds ranging from 5Mbps (Megabits per second) to 10Gbps (Gigabits per second) in the Single Tenant Internet Service category with an increased focus on bandwidth speeds of 100Mbps or greater.

Under the On-Net Internet Service offering, we are able to connect, or “light”, an entire building at once and at a cost similar to what was traditionally required for one high bandwidth customer requiring point-to-point equipment. This can be accomplished, in part, because the capabilities of the equipment installed by us have improved even as the costs of the equipment have decreased. As a result, we are able to leverage the initial installation cost to serve an entire building’s tenant base. In place of a wireless install for every single customer in the building, we now only have to install the wireless portion of the install once. Subsequent customers are connected by simply running a wire to the common space in the building where the wireless service terminates. Additionally, instead of having multiple antennas on both the customer building and the PoP, there generally needs to be only one antenna on each location. We are offering 20Mbps to 1.5Gbps in this product category with an increased focus on bandwidth speeds of 100Mbps or greater.

Under the Temporary Internet Service offering, we are able to provide solutions for a client’s short-term connection requirements in locations where fiber, copper, and cable infrastructure does not exist or is cost prohibitive. With connections available for days, weeks, or months, this solution is ideal for special events, conferences, television and movie productions, constructions projects and more.

Under the Wholesale Internet Service offering, we are able to deliver both Dedicated Internet Access (DIA) and Point-to-Point Transport solutions with bandwidth options from 5Mbps to 10mbps. By using our fixed wireless network, our wholesale partners bypass the extensive installation times of our fiber competitors. Our competitive advantages enable our partners to provide solutions their customers need quickly, reliably, and more cost-effective.

In March 2018 the Company announced that its board of directors commenced an evaluation of strategic repositioning of the Company as it moves to leverage its existing key assets in major U.S. markets. In conjunction with such announcement, the Company is launching a concerted focus on indirect and wholesale channels and has retained Bank Street Group LLC as its independent financial advisor to explore strategic alternatives with such broadband carriers.  The Company has not set a definitive timetable for the completion of its review of strategic alternatives and there can be no assurances that the process will result in a transaction. Any potential strategic alternative will be evaluated by the board. The Company does not intend to discuss developments with respect to the evaluation process unless a transaction is approved, or disclosure becomes appropriate.

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

We determine which geographic markets to enter by assessing criteria in four broad categories. First, we evaluate our ability to deploy our service in a given market after taking into consideration our spectrum position, the availability of towers and other mounting structures. Second, we assess the market by evaluating the number of competitors, existing price points, demographic characteristics and distribution channels. Third, we evaluate the economic potential of the market, focusing on our forecasts of revenue opportunities and capital requirements. Finally, we look at market clustering opportunities and other cost efficiencies that might be realized. Based on this approach, as of December 31, 2017, we offer wireless broadband connectivity in 12 markets, of which 10 are in the top 20 metropolitan areas in the United States based on the number of small to medium businesses in each market. These 10 markets cover approximately 30% of small and medium businesses (5 to 249 employees) in the United States based on information obtained from AtoZDatabases.com.

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

Sales and Marketing

We employ an inside direct sales force model to sell our services to business customers. As of December 31, 2017, we employed 8 direct sales people. We generally compensate these employees on a salary plus commission basis.

Sales through indirect channels comprised 35% of our total revenues during the year ended December 31, 2017 compared with 34% during the year ended December 31, 2016. Our channel program provides for recurring monthly residual payments ranging from 8% to 25%.

Effective January 24, 2017, the Company hired a new Chief Executive Officer who is a telecommunications industry veteran and has extensive experience developing markets and increasing revenue. Immediately thereafter, the Company began to implement new sales and marketing strategies to leverage the Company’s state-of-the-art fixed wireless network to serve both enterprise and service providers. The three main pillars of this strategy are price, speed to market, and reliability. Our sales organization has been recently restructured for 2017 and beyond to create a more disciplined approach to identify and target prospective customers. Included in this strategy is a new methodology, which includes professional sales and development training, which will assist our sales professionals with achieving both volume and velocity. Enterprise demands are routinely moving towards and exceeding 100Mbps speeds.

As the demand for high bandwidth speeds over 100Mbps is projected to increase by double digits by 2020, building scale and digitizing networks are key for enterprises to keep pace. To ensure we are prepared for increasing demands of our clients and prospects, our service offerings have been condensed and priced accordingly. We currently offer three speeds in the Single Tenants and On-Net categories with customized quotes for larger bandwidth needs between 100Mbps and 1Gbps.

Under the Temporary Internet Service offering, the Company is able to provide solutions for a client’s short-term connection requirements in locations where fiber, copper, and cable infrastructure does not exist or is cost prohibitive. With connections available for days, weeks, or months, this solution is ideal for special events, conferences, television and movie productions, constructions projects and more.

In August 2017, the Company created a new wholesale division that provides last-mile services to telecommunications carriers in North America. Sales and marketing efforts have been restructured to create a more disciplined approach to identify and target prospective customers. By leveraging existing software tools, our sales and marketing organization can identify 392,000 buildings within four miles of our PoPs that house customers with the highest propensity to buy our services. This focused approach allows our sales force to target the subset of buildings that have confirmed line-of-sight and also lack fiber. This segmentation of our prospect database enables us to focus on prospects that align with prospective customers that are most likely to need and buy our services, along with enhanced sales development training, and continues to assist our sales professionals to shorten the sales cycle and achieve volume and velocity.

Competition

The market for broadband services is highly competitive, and includes companies that offer a variety of services using a number of different technology platforms including cable networks, digital subscriber lines (“DSL”), fiber Internet service providers, third, fourth, and fifth-generation cellular, satellite, wireless Internet service and other emerging technologies. We compete with these companies on the basis of the portability, ease of use, speed of installation and price. Competitors to our wireless broadband services include:

Incumbent Local Exchange Carriers and Competitive Local Exchange Carriers

We face competition from traditional wireline operators in terms of price, performance, discounted rates for bundles of services, breadth of service, reliability, network security, and ease of access and use. In particular, we face competition from Verizon Communications Inc. and AT&T Inc. which are referred to as “incumbent local exchange carriers”, as well as competitive local exchange carriers.

Cable Modem, DSL, and Fiber Services

We compete with companies that provide Internet connectivity through cable modems, DSL, and fiber services. Principal competitors include cable companies, such as Comcast Corporation (including their Xfinity product), Spectrum Communications (previously known as Charter Communications), Cox Communications and incumbent telecommunications companies, such as AT&T Inc. or Verizon Communications Inc. Both the cable and telecommunications companies deploy their services over wired networks initially designed for voice and one-way data transmission that have subsequently been upgraded to provide for additional two-way voice, video and broadband services.

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

Satellite

Satellite providers, such as Hughes Network Systems, LLC, offer broadband data services that address a niche market, mainly less densely populated areas that are unserved or underserved by competing service providers. Although satellite offers service to a large geographic area, latency caused by the time it takes for the signal to travel to and from the satellite may challenge a satellite provider’s ability to provide some services, such as Voice over Internet Protocol (“VoIP”), which reduces the size of the addressable market. Satellite providers are currently seeking additional frequencies from the FCC that would enable them to provide more robust fixed wireless services.

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

Flexibility

Our wireless infrastructure and service delivery enables us to respond quickly to changes in a customer’s broadband requirements. We offer bandwidth options ranging from 5 megabits per second up to 10 gigabits per second. We can usually adjust a customer’s bandwidth remotely and without having to visit the customer location to modify or install new equipment. Changes can often be made on a same day basis.

Timeliness

We have demonstrated the capability to install approximately 20% of our services within 7 days and approximately 75% of our services within thirty days from the customer contract date. Many of the larger telecommunications companies can take 30 to 60 days to complete an installation. The timeliness of service delivery has become more important as businesses conduct more of their business operations through the Internet.

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

Broadband Internet Service Regulation

Our wireless broadband network can be used to provide Internet access service and Virtual Private Networks (“VPNs”). On May 23, 2017, the FCC issued a notice of proposed rulemaking, the intention of which is to repeal the net neutrality protections adopted in 2015 Open Internet Order and reclassify fixed and mobile broadband services as information services governed by Title I of the Communications Act. On December 14, 2017, the FCC released its Restoring Internet Freedom Report and Order in which is re-classified Internet access service as an information and not a telecommunications service and removed all Title II obligations from Internet traffic arrangements. The impact of this Report and Order on the industry and competition is still unknown at this time.

In addition, Internet service providers are subject to a wide range of other federal regulations and statutes some of which are regulated by the Federal Trade Commission, including, for example, regulations and policies relating to low-income subsidies, consumer protection, consumer privacy, and copyright protections. State and local government authorities may also regulate limited aspects of our business by, for example, imposing consumer protection and consumer privacy regulations, zoning requirements, and requiring installation permits.

Regulatory Issues

Our antennas and equipment used to provide wireless broadband service are regulated by the FCC. As such, any changes in FCC regulations involving the use or deployment of wireless broadband service could have a positive or negative impact on our business.

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

Employees

As of December 31, 2017, we had 83 employees, of whom 80 were full-time employees and 3 were part-time employees. As of March 23, 2018, we had 53 employees, of whom 50 were full-time employees and 3 were part-time employees. We believe our employee relations are good. Three employees are considered members of executive management.

Reverse Split

On September 29, 2017, the Company effected a one-for-seventy-five reverse stock split of its common stock. Consequently, all earnings per share and other share related amounts and disclosures have been retroactively adjusted for all periods presented for the splits.

Our Corporate Information

Our principal executive offices are located at 76 Hammarlund Way, Middletown, Rhode Island, 02842.  Our telephone number is (401) 848-5848. The Company’s website address is http://www.towerstream.com. Information contained on the Company’s website is not incorporated into this Annual Report on Form 10-K.  Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Securities and Exchange Commission (“SEC”) website at http://www.sec.gov as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC. These reports are also available on the Company’s website.

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

Risks Relating to Our Financial Condition

If we choose to raise additional capital, we may not be able to obtain additional financing to fund our operations on terms acceptable to us or at all.

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

Our net losses for the years ending December 31, 2017 and 2016 were $12,469,682 and $20,436,496, respectively. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we develop our network, expand our markets, undertake acquisitions, acquire spectrum licenses and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses. If we are unable to execute our business strategy and grow our business, either as a result of the risks identified in this section or for any other reason, our business, prospects, financial condition and results of operations will be adversely affected.

Cash and cash equivalents represent one of our largest assets and we may be at risk of being uninsured for a large portion of such assets.

As of December 31, 2017, we had approximately $7.6 million in cash and cash equivalents with one large financial banking institution. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If the institution at which we have placed our funds were to become insolvent or fail, we could be at risk for losing a substantial portion of our cash deposits, or incur significant time delays in obtaining access to such funds. In light of the limited amount of federal insurance for deposits, even if we were to spread our cash assets among several institutions, we would remain at risk for the amount not covered by insurance.

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

The Company’s consolidated financial statements for the year ended December 31, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Effective March 30, 2018 through April 15, 2018, the Company entered into an amended and restated Forbearance agreement with its lender and has classified long term debt with a net carrying value of $33,868,700 as current liabilities as of December 31, 2017. As of December 31, 2017, the Company had cash and cash equivalents of approximately $7.6 million and working capital deficiency of approximately $31.1 million. The Company has incurred significant operating losses since inception and continues to generate losses from operations and as of December 31, 2017, the Company had an accumulated deficit of $189.1 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Management has also evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017, describing the existence of substantial doubt about our ability to continue as a going concern.

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

Recently enacted tax reform legislation in the U.S. could adversely affect our business and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes under the Tax Act include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of orphan drugs). The overall impact of the new federal tax law is uncertain, and our business and financial condition could be adversely affected. For example, because of the tax rate decrease, our deferred tax assets and our corresponding valuation allowance against these deferred tax assets have been reduced and may continue to be adversely impacted. In addition, it is uncertain if and to what extent various states will conform to Tax Act and what effect that legal challenges will have on the Tax Act, including litigation in the U.S. and international challenges brought at organizations such as the World Trade Organization. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

We have constructed proprietary networks in each of the markets we serve by installing antennae on rooftops, communication towers and other structures pursuant to lease or license agreements to send and receive wireless signals necessary for the operation of our network. We typically seek initial five-year terms for our leases with three to five-year renewal options. Such renewal options are generally exercisable at our discretion before the expiration of the current term. If these leases are terminated or if the owners of these structures are unwilling to continue to enter into leases or licenses with us in the future, we would be forced to seek alternative arrangements with other providers. If we are unable to continue to obtain or renew such leases on satisfactory terms, our business would be harmed.

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

We may be unable to operate in certain markets if we are unable to obtain and maintain rights to use licensed spectrum or if the FCC re-allocates “unlicensed” spectrum.

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

●	changes in promotions and new marketing or sales initiatives;

●	new competitors entering the markets in which we offer service;

●	a reduction in the quality of our customer service billing errors;

●	a change in our fee structure; and

●	existing competitors whose services may be less expensive.

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

If our business and markets continue to grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product and service offerings, and in integrating acquired increased demands which could interrupt or adversely affect our operations and cause backlogs and administrative inefficiencies in the businesses discussed below. Such events would increase demands on our existing management, workforce and facilities.

The success of our business depends on the contributions of key personnel and our ability to attract, train and retain highly qualified personnel.

We are highly dependent on the continued services of our key personnel across all facets of operations. We do not have an employment agreement with any of these individuals except for our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. We cannot guarantee that any of these persons will stay with us for any definite period. Loss of the services of any of these individuals could adversely impact our operations. We do not maintain policies of "key man" insurance on our executives.

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

During the fourth quarter of 2015, we determined to exit the shared wireless infrastructure business and curtailed activity in our smaller markets. In connection with this decision, we recognized charges in the fourth quarter of 2015 aggregating $5,359,000, consisting of $3,284,000 of estimated cost to settle our lease obligations, $1,618,000 to write-off network assets which could not be redeployed into the fixed wireless network and writing off $456,000 of deferred acquisition costs and security deposits which are not expected to be recovered.

During the first quarter of 2016, we sold the majority of network locations in New York City, our largest market, to a major cable company. We also determined that we would not be able to sell the remaining network locations in New York City.  As a result, we recognized charges totaling $1,585,319 in the first quarter of 2016 which included $453,403 representing the estimated cost to settle lease obligations, $528,364 to write off network assets which could not be redeployed into the fixed wireless network, $110,500 related to security deposits which are not expected to be recovered, and $493,052 related to the accelerated expensing of deferred acquisition costs. These costs were partially offset by a $1,244,284 reduction in the accrual for terminated lease obligations that was recorded in the fourth quarter of 2015. This reduction reflects the outcome of settlements negotiated in the first quarter of 2016 with certain landlords.  As of December 31, 2016, and based upon negotiations, settlements, and experiences through that date, the Company had reduced that remaining estimated liability by $1,557,626 to $1,240,000 and reduced operating expenses for the year ended December 31, 2016 by the same amount. As of December 31, 2017, and based upon negotiations, settlements, and experiences through that date, the Company had reduced that remaining estimated liability by $210,978 to $1,029,022. We believe that we have recognized principally all of the costs required to exit this business but can provide no assurance that additional costs will not be incurred. Any additional costs would adversely impact our operating results and cash flows, and our stock price could decline.

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

Our business activities, including the acquisition, lease, maintenance and use of spectrum licenses, and use of unlicensed spectrum, are extensively regulated by federal, state and local governmental authorities. A number of federal, state and local privacy, security, and consumer laws also apply to our business. These regulations and their application are subject to continuous change as new legislation, regulations or amendments to existing regulations are periodically implemented by governmental or regulatory authorities, including as a result of judicial interpretations of such laws and regulations. Current regulations directly affect the breadth of services we are able to offer and may impact the rates, terms and conditions of our services. Regulation of companies that offer competing services such as cable and fiber providers, and telecommunications carriers also affects our business. If we fail to comply with these regulations, we may be subject to penalties, both monetary and nonmonetary, which may adversely affect our financial condition and results of operations.

On February 26, 2015, the FCC adopted an Open Internet order in which fixed and mobile broadband services are reclassified as telecommunications services governed by Title II of the Communications Act. This reclassification includes forbearance from applying many sections of the Communications Act and the FCC’s rules to broadband service providers. As part of the Title II reclassification, the FCC could adopt new regulations requiring broadband service providers to register and pay Universal Service Fund (“USF”) fees as well as submit to a significant amount of other common carrier regulations.

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

On May 23, 2017, the FCC issued a notice of proposed rulemaking, the intention of which is to repeal the net neutrality protections adopted in 2015 and reclassify fixed and mobile broadband services as information services governed by Title I of the Communications Act. At the time of this filing, it is unknown if and when the proposed rules will be adopted, and it is possible that wireless broadband services may become subject to less federal regulation in the future.

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

In October 2014, we entered into a loan agreement which provided us with a five-year $35,000,000 term loan. As of December 31, 2017, we had $34,657,986 of principal and interest outstanding under the terms of this loan. We have agreed to maintain a minimum balance of cash or cash equivalents equal to or greater than $6,500,000 at all times throughout the term of the loan. As of December 31, 2017, we had $7,568,982 in cash and cash equivalents with one large financing banking institution. The loan bears interest payable in cash at a rate equal to the greater of (i) the sum of the one month LIBOR rate on each payment date plus 7% or (ii) 8% per annum, and additional paid in kind (“PIK”), or deferred, interest that accrues at 4% per annum.

In November 2016, $5,000,000 of principal and accrued interest obligations in connection with this loan was converted into our Series D Convertible Preferred Stock (“Series D Preferred Stock”). This had the effect of reducing principal by $4,935,834 and given interest rates we experienced during the year ended December 31, 2016, reduced annual interest expense by approximately $592,000 and annual cash interest payments by approximately $395,000.

We recorded interest expense of $4,142,046 and $4,497,945 for the years ended December 31, 2017 and 2016, respectively. Of those amounts, we paid to the lender $2,775,054 and $2,998,630 and, in accordance with the provisions of the loan agreement, added $1,366,992 and $1,499,315 to the principal amount of the loan during the years ended December 31, 2017 and 2016, respectively.

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

On June 14, 2017, the lender delivered to us a “Waiver to Loan Agreement” (the “Waiver”) waiving our obligations to provide a report of our auditors covering our December 31, 2016 audited financial statements “without a `going concern' or like qualification or exception and without any qualification or exception as to the scope of such audit” as provided in the debt agreement. The effective date of the Waiver is March 31, 2017 and the Waiver only applies to our failure to deliver such report of our auditors for the December 31, 2016 audited financial statements and not with respect to any future financial years. The Waiver is effective retroactive to the date on which our auditors’ report concerning the December 31, 2016 financial statements which included a “going concern” explanatory paragraph was issued. The lender has not provided us any notice of Default or any Event of Default, as such terms are defined in our agreements with the lender, and has waived for all purposes the December 31, 2016 going concern covenant requirement. Notwithstanding such waiver, as a result of non-compliance with the non-financial covenant as of December 31, 2016, we reclassified long term debt with a net carrying value of $31,487,253 as current liabilities as of December 31, 2016.

Effective January 26, 2018, the Company entered into a Forbearance to Loan Agreement (the “Agreement”) with the lender, as administrative agent to the lenders under the loan agreement entered into on October 16, 2014 by and among the Company, certain of its subsidiaries, the lender and the lender’s party thereto (the “Loan Agreement”). Pursuant to the Agreement, the lender, through March 30, 2018 (the “Forbearance Period”), waived the Company’s requirement to maintain at least $6,500,000 minimum in deposit accounts or securities accounts (the “$6,500,000 Minimum”) and agreed to forbear from exercising any of its rights with respect to an event of default related to the $6,500,000 Minimum. The Forbearance Period shall terminate upon the Company’s failure to maintain at least $4,000,000 minimum in deposit accounts or securities accounts or upon the occurrence of certain events of default. The Forbearance agreement was amended and restated effective February 28, 2018 to also include a forbearance of Section 6.1(a)(i) of the agreement “Qualified Auditor’s Report” in the event that the Company’s audited consolidated financial statements for the year ended December 31, 2017 contained a going concern qualification. The agreement was further amended and restated effective March 30, 2018 to extend the forbearance period until April 15, 2018. We expect to extend the Forbearance Period beyond April 15, 2018 but there is no guarantee that we will be able to do so on terms acceptable to us or at all. As a result of the Forbearance Period expiring April 15, 2018, the Company has classified long term debt with a net carrying value of $33,868,700 as current liabilities as of December 31, 2017.

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

A limited public trading market may cause volatility in the price of our common stock.

The quotation of our common stock on the OTCQB marketplace does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is subject to this volatility. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our stockholders could suffer losses or be unable to liquidate their holdings. Because our common stock does not trade on a national securities exchange, our common stock is subject to the securities laws of the various states and jurisdictions of the United States in addition to federal securities law. While we may register our common stock or qualify for exemptions for our common stock in one of more states, if we fail to do so the investors in those states where we have not taken such steps may not be allowed to purchase our stock or those who presently hold our stock may not be able to resell their shares without substantial effort and expense. These restrictions and potential costs could be significant burdens on our stockholders.

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

In November 2010, we adopted the Rights Plan and declared a dividend distribution of twenty preferred share purchase rights for each outstanding share of common stock as of the record date on November 24, 2010. Each right, when exercisable, entitles the registered holder to purchase one-hundredth (1/100th) of a share of Series A Preferred Stock, par value $0.001 per share, at a purchase price of $18.00 per one-hundredth (1/100th) of a share of Series A Preferred Stock, subject to certain adjustments. The rights will generally separate from the common stock and become exercisable if any person or group acquires or announces a tender offer to acquire 15% or more of our outstanding common stock without the consent of our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors. In addition, we are governed by provisions of Delaware law that may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us.

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

If our stockholders sell substantial amounts of our common stock in the public market, including upon the expiration of any statutory holding period under Rule 144 or registration for resale, or issued upon the conversion of preferred stock, if any, or exercise of warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall.  As of December 31, 2017, we had 394,399 shares of common stock issued and outstanding. As of December 31, 2017, we had 2,400 shares underlying warrants that have been registered for resale pursuant to an effective registration statement on Form S-3 (File No. 333-212437), 71,734 shares of common stock underlying our Series G Convertible Preferred Stock (“Series G Preferred Stock”) available for resale under Rule 144 and 53,440 shares of common stock underlying our Series H Convertible Preferred Stock (“Series H Preferred Stock”) for resale under Rule 144. The existence of an overhang, whether or not sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate more difficult.

The rights of our common stockholders are limited by and subordinate to the rights of the holders of Series G  Preferred Stock and Series H Preferred Stock; these rights may have a negative effect on the value of shares of our Common Stock.

The holders of our outstanding shares of Series G Preferred Stock and Series H Preferred Stock have rights and preferences generally superior to those of our holders of common stock. The existence of these superior rights and preferences may have a negative effect on the value of shares of our common stock. These rights are more fully set forth in the certificates of designations governing these instruments, and include, but are not limited to:

●	the right to receive a liquidation preference, prior to any distribution of our assets to the holders of our common stock; and

●	the right to convert into shares of our common stock at the conversion price set forth in the certificates of designations governing the respective Preferred Stock, which may be adjusted.

Item 1B - Unresolved Staff Comments.

None.

Item 2 - Properties.

We do not own any real property.

Our executive offices are located in Middletown, Rhode Island, where we lease 16,569 square feet of space. Annual rent expense is $183,000 and escalates by approximately 3% annually reaching $213,000 for 2024. Our lease expires December 31, 2024 with an option to renew for an additional five year term.

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

Item 4 - Mine Safety Disclosures.

Not applicable

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was listed on the NASDAQ Capital Market under the symbol TWER from May 31, 2007 until November 30, 2016. Effective December 1, 2016, the Company moved to trade on the OTCQB under the symbol TWER. The following table sets forth the high and low sales prices as reported on the NASDAQ Capital Market for the period from January 1, 2016 through November 30, 2016 and OTCQB for subsequent periods. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. All stock prices included in the following table are adjusted for the 1 for 20 reverse split of our common stock effected on July 7, 2016 and the 1 for 75 Listing Reverse Split implemented on September 29, 2017.

Fiscal Year 2017	HIGH	LOW

First Quarter	$15.75	$10.50
Second Quarter	$14.25	$6.75
Third Quarter	$9.00	$4.50
Fourth Quarter	$6.00	$3.00

Fiscal Year 2016	High	Low

First Quarter	$600.00	$150.00
Second Quarter	$855.00	$180.00
Third Quarter	$312.75	$88.50
Fourth Quarter	$117.00	$13.50

The last reported sales price of our common stock on the OTCQB on December 29, 2017 was $3.15 and on March 23, 2018, the last reported sales price was $3.60. According to the records of our transfer agent, as of March 23, 2018, there were 38 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2017, securities issued and securities available for future issuance under our 2008 Non-Employee Directors Compensation Plan, our 2007 Equity Compensation Plan, our 2007 Incentive Stock Plan, our 2016 Equity Incentive Plan and our 2016 Non-Executive Incentive Plan were as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	76,601	$117.42	-
Equity compensation plans not approved by security holders	-	$-	-
Total	76,601	$117.42	-

Recent Sales of Unregistered Securities.

There were no unregistered securities sold by us during the year ended December 31, 2017 that were not otherwise disclosed by us during the year in a Quarterly Report on Form 10-Q, a current Report on Form 8-K, or within this Annual Report on Form 10-K.

Recent Repurchases of Securities.

None.

Item 6 - Selected Financial Data.

Not applicable

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Segment Information

Upon its formation in 2013, the Company determined that the Shared Wireless Infrastructure business represented a separate business segment which was reported as the "Shared Wireless Infrastructure" or "Shared Wireless" segment. The Company's existing business which provides fixed wireless services to businesses was reported as the "Fixed Wireless" business segment. The Company also established a Corporate Group so that centralized operating activities which supported both business segments could be reported separately. During the fourth quarter of 2015, the Company determined to exit the Shared Wireless infrastructure business. As a result, the operating results of the Shared Wireless business are reported as discontinued operations in these financial statements. The Fixed Wireless operating results are reported as a single segment referred to as continuing operations. Costs associated with the Corporate Group are included in continuing operations.

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

Customer support costs relate to our continuing communications with customers regarding their service level agreement. Payroll comprises approximately 78% to 88% of customer support costs. Other costs include travel expenses to service customer locations, shipping, troubleshooting, and facilities related expenses.

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

Reverse Stock Splits

On July 7, 2016, the Company effected a one-for-twenty reverse stock split of its common stock. Consequently, all earnings per share and other share related amounts and disclosures have been retroactively adjusted for all periods presented.

On September 29, 2017, the Company effected a one-for-seventy-five reverse stock split. Consequently, all earnings per share and other share related amounts and disclosures have been retroactively adjusted for all periods presented.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Continuing Operations – Fixed Wireless

Revenues. Revenues totaled $26,212,550 during the year ended December 31, 2017 compared to $26,895,613 during the year ended December 31, 2016 representing a decrease of $683,063, or 3%. The decrease is due to fewer customers but is offset by new customers having a higher average rate per unit and a lower overall customer churn rate.

Customer Churn. Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.31% during the year ended December 31, 2017 compared to 1.70% during the year ended December 31, 2016. Churn levels can fluctuate from period to period depending upon whether customers move to a location not serviced by the Company, go out of business, or a myriad of other reasons.

Infrastructure and Access. Infrastructure and access totaled $10,670,673 for the year ended December 31, 2017 compared to $10,366,246 for the year ended December 31, 2016 representing an increase of $304,427, or 3%. The increase primarily relates to higher tower rental costs and maintenance activity offset by a reduction in bandwidth costs.

Depreciation and Amortization. Depreciation and amortization totaled $6,734,987 during the year ended December 31, 2017 compared to $10,875,935 during the year ended December 31, 2016 representing a decrease of $4,140,948, or 38%. Depreciation expense totaled $5,324,969 during the year ended December 31, 2017 compared to $9,417,612 during the year ended December 31, 2016 representing a decrease of $4,092,643, or 43%. The depreciation decrease is due to capital investment activity being lower than historical levels and a higher percentage of assets becoming fully depreciated.

Amortization expense totaled $1,410,019 during the year ended December 31, 2017 compared to $1,458,323 during the year ended December 31, 2016 representing a decrease of $48,304, or 3%. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods.

Network Operations. Network operations totaled $4,342,392 for the year ended December 31, 2017 compared to $5,113,382 for the year ended December 31, 2016 representing a decrease of $770,990, or 15%. The primary reasons for the decrease are lower payroll costs of $334,003, or 11%, due primarily to staffing reductions, and information technology related cost reductions of $221,977, or 24%, due to decreased third party support and software licenses.

Customer Support. Customer support totaled $1,608,526 for the year ended December 31, 2017 compared to $1,858,314 for the year ended December 31, 2016 representing a decrease of $249,788, or 13%. The decrease is due to lower payroll related expenses of $367,440, or 23%, due to lower average headcount in the 2017 period as the Company consolidated departments and improved efficiencies, offset by higher other customer support costs of $117,652, or 51%, primarily due to increased maintenance costs.

Sales and Marketing. Sales and marketing expenses totaled $3,883,438 during the year ended December 31, 2017 compared to $3,936,915 during the year ended December 31, 2016 representing a decrease of $53,477, or l.4%. Advertising expenses have decreased $161,107, or 66%, as the Company has significantly reduced its Internet marketing initiatives in connection with its current marketing focus on specific businesses in certain connected buildings rather than marketing broadly to all businesses within a market, offset by increased indirect channel commissions of $135,213, or 17%, associated with the Company’s residual program which pays continuing commissions as long as the referred business is a customer.

General and Administrative. General and administrative expenses totaled $6,324,084 during the year ended December 31, 2017 compared to $7,777,657 during the year ended December 31, 2016 representing a decrease of $1,453,573, or 19%. Public company costs decreased $872,353, or 77%, primarily due to the contract termination with certain investor relation firms in 2017, and Stock based compensation decreased $586,015, or 39%.

Loss on Extinguishment of Debt. Loss on extinguishment of debt totaled zero for the year ended December 31, 2017 compared to $500,000 for the year ended December 31, 2016 representing a decrease of $500,000, or 100%. This charge relates to the exchange of $5,000,000 in long-term debt for Series D Preferred Stock during the year ended December 21, 2016 as more fully described in Note 9, Long-Term Debt and Note 10(j), Capital Stock, in the financial statements.

Interest Expense, Net. Interest expense, net totaled $5,201,972 during the year ended December 31, 2017 compared to $6,605,222 during the year ended December 31, 2016 representing a decrease of $1,403,250, or approximately 21%. Interest expense relates to the $35,000,000 secured term loan which closed in October 2014 and capital lease arrangements. The decrease is primarily attributable to the $5,000,000 reduction of debt in the fourth quarter of 2016 as more fully described in Note 9, Long-Term Debt to the consolidated financial statements.

Discontinued Operations – Shared Wireless

Net loss from discontinued operations for the year ended December 31, 2016 was attributable to the Company’s decision to exit the Hetnets business and curtail activities in certain smaller markets. See Note 4 “Discontinued Operations” within the notes to our consolidated financial statements for additional information about our discontinued operations.

Liquidity and Capital Resources

Changes in capital resources during the years ended December 31, 2017 and 2016 are described below.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2017, we had cash and cash equivalents of approximately $7.6 million and working capital deficiency of approximately $31.1 million. We have incurred significant operating losses since inception and continue to generate losses from operations and as of December 31, 2017, we have an accumulated deficit of $189.1 million. These matters raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Management has also evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

On September 12, 2016, the Company raised $4,000,000 in a registered public offering of common stock and received net proceeds of $3,378,280.

On November 1, 2016, the underwriter of the September 12, 2016 registered public offering exercised an over-allotment option and the Company raised $600,000 from the sale of common stock and received net proceeds of $528,150.

On November 8, 2016, the Company entered into a series of agreements wherein $5,000,000 of the Company’s senior secured debt due to Lender was canceled and the Company simultaneously issued 1,000 shares of Series D Preferred Stock and warrants to purchase 4,000,000 shares of common stock at an exercise price of $1.15 per share.  The cancellation of that debt serves to reduce the balloon payment due in October 2019 by that amount and reduce interest payments by $400,000 on an annual basis.

On November 22, 2016, the Company raised $1,000,000 in a private placement offering of preferred stock and received net proceeds of $827,635.

Continuing Operations

Net Cash Used In Operating Activities. Net cash used in operating activities for the year ended December 31, 2017 totaled $1,423,961 compared to $6,188,647 for the year ended December 31, 2016. The $4,764,686 decrease in cash used in operations is due to a $7,725,039 decrease in net loss, a $2,344,841 decrease in cash outflows associated with operating assets and liabilities, offset by a $5,305,194 decrease in non-cash items.

Net Cash Used in Investing Activities. Net cash used in investing activities for the year ended December 31, 2017 totaled $2,431,752 compared to $2,322,429 for the year ended December 31, 2016 representing an increase of $109,323. Cash capital expenditures totaled $2,407,877 in the 2017 period compared to $2,361,601 in the 2016 period representing an increase of $46,276. Capital expenditures can fluctuate from period to period depending upon the number of customer additions and upgrades, network construction activity related to increasing capacity or coverage, and other related reasons.

Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities for the year ended December 31, 2017 totaled $868,749 compared to net provided by financing activities of $7,213,677 for the year ended December 31, 2016 representing a decrease of $8,082,426. During the 2016 period, we completed three common stock offerings which resulted in net proceeds of $6,142,680 and two preferred stock offerings which resulted in net proceeds of $2,022,372.

Discontinued Operations

Net cash provided by discontinued operations for the year ended December 31, 2017 was $21,000 compared to net cash used in discontinued operations of $1,546,688 for the year ended December 31, 2016, representing an increase of $1,567,688. See Note 4 “Discontinued Operations” within the notes to our consolidated financial statements for additional information about our discontinued operations.

Other Considerations

Debt Financing. In October 2014, we entered into the Loan Agreement with Lender. The Lender provided us with a five-year $35,000,000 secured term loan (the “Financing”). The Financing was issued at a 3% discount and the Company incurred $2,893,739 in debt issuance costs. Net proceeds were $31,056,260.

On November 8, 2016 and in connection with a financing transaction as more fully discussed in Note 10, Capital Stock, an investor acquired $5,000,000 of the Company's obligations to the Lender consisting of principal and accrued interest of $4,935,834 and $64,166, respectively. The investor then immediately exchanged such obligations for 1,000 shares of the Company's Series D Preferred Stock and warrants for the purchase of up to 53,334 shares of the Company's common stock.

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

In connection with the Loan Agreement and pursuant to a Warrant and Registration Rights Agreement, we issued warrants (the “Warrants”) to purchase 2,400 shares of common stock of which two-thirds have an exercise price of $1,890 and one-third have an exercise price of $15, subject to standard anti-dilution provisions. The Warrants have a term of seven and a half years.

Impact of Inflation, Changing Prices and Economic Conditions

Pricing for many technology products and services have historically decreased over time due to the effect of product and process improvements and enhancements. In addition, economic conditions can affect the buying patterns of customers. While our customer base experienced a decline during 2017, our overall pricing increased during that same period. Customers continued to place a premium on value and performance. Pricing of services continued to be a focus for prospective buyers with multi-point and midrange product pricing remaining steady while competition for high capacity links intensified. In part, pressure on high capacity links was due to decreased costs for equipment and some competitors willing to sacrifice margins. We believe that our customers will continue to upgrade their bandwidth service. The continued migration of many business activities and functions to the Internet, and growing use of cloud computing should also result in increased bandwidth requirements over the long term. Inflation has remained relatively modest and has not had a material impact on our business in recent years.

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

Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

Market Rate Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary market risk relates to interest rates. At December 31, 2017, all cash and cash equivalents are immediately available cash balances. A portion of our cash and cash equivalents are held in institutional money market funds.

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

Item 8 - Financial Statements and Supplementary Data.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

of Towerstream Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Towerstream Corporation and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2007.

New York, NY
April 2, 2018

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$7,568,982	$12,272,444
Accounts receivable, net of reserves for uncollectable accounts of $95,884 and $64,824, respectively	912,333	505,074
Prepaid expenses and other current assets	242,320	434,444
Current assets of discontinued operations	-	231,978
Total Current Assets	8,723,635	13,443,940

Property and equipment, net	13,430,980	15,252,357

Intangible assets, net	2,242,471	3,652,490
Goodwill	1,674,281	1,674,281
Other assets	386,047	369,769
Total Assets	$26,457,414	$34,392,837

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Accounts payable	$1,150,861	$323,625
Accrued expenses	1,622,036	911,210
Accrued interest	722,629	-
Deferred revenues	934,450	1,161,520
Current maturities of capital lease obligations	382,918	791,009
Current liabilities of discontinued operations	1,029,022	1,240,000
Deferred rent	78,048	110,738
Long-term debt (callable), net of debt discounts and deferred financing costs of $789,287 and $1,803,742, respectively	33,868,700	31,487,253
Total Current Liabilities	39,788,664	36,025,355

Long-Term Liabilities

Capital lease obligations, net of current maturities	305,947	158,703
Other	754,203	1,062,237
Total Long-Term Liabilities	1,060,150	1,220,940
Total Liabilities	40,848,814	37,246,295

Commitments (Note 15)

Stockholders' Deficit
Preferred stock, par value $0.001; 5,000,000 shares authorized;
Series D Convertible Preferred - 0 and 1,233 shares issued and outstanding, respectively; Liquidation value of $0 and $1,233,000 as of December 31, 2017 and 2016	-	2
Series E Convertible Preferred - 0 and 500,000 shares issued and outstanding, respectively; Liquidation value of $0 and $500 as of December 31, 2017 and 2016	-	500
Series F Convertible Preferred – 0 and 1,233 shares issued and outstanding, respectively; Liquidation value of $0 and $1,233,000 as of December 31, 2017 and 2016	-	1
Series G Convertible Preferred - 538 and 0 shares issued and outstanding, respectively; Liquidation value of $538,000 and $0 as of December 31, 2017 and 2016	1	-
Series H Convertible Preferred - 501 and 0 shares issued and outstanding, respectively; Liquidation value of $501,000 and $0 as of December 31, 2017 and 2016	1	-
Common stock, par value $0.001; 200,000,000 shares authorized; 394,399 and 244,369 shares issued and outstanding as of December 31, 2017 and 2016, respectively	394	244
Additional paid-in-capital	174,733,113	173,801,022
Accumulated deficit	(189,124,909)	(176,655,227)
Total Stockholders' Deficit	(14,391,400)	(2,853,458)
Total Liabilities and Stockholders' Deficit	$26,457,414	$34,392,837

The accompanying notes are an integral part of these consolidated financial statements

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016

Revenues	$26,212,550	$26,895,613

Operating Expenses
Infrastructure and access	10,670,673	10,366,246
Depreciation and amortization	6,734,987	10,875,935
Network operations	4,342,392	5,113,382
Customer support	1,608,526	1,858,314
Sales and marketing	3,883,438	3,936,915
General and administrative	6,324,084	7,777,657
Total Operating Expenses	33,564,100	39,928,449
Operating Loss	(7,351,550)	(13,032,836)
Other Income/(Expense)
Interest expense, net	(5,201,972)	(6,605,222)
Loss on extinguishment of debt	-	(500,000)
Loss before income taxes	(12,553,522)	(20,138,058)

(Provision) benefit for income taxes	83,840	(56,663)
Loss from continuing operations	(12,469,682)	(20,194,721)
Loss from discontinued operations
Loss from discontinued operations	-	(1,419,517)
Gain on sale of assets	-	1,177,742
Total loss from discontinued operations	-	(241,775)

Net Loss	(12,469,682)	(20,436,496)
Deemed dividend to Series D and F preferred stockholders	(1,905,570)	(1,721,745)
Net loss attributable to common stockholders	$(14,375,252)	$(22,158,241)

(Loss) income per share – basic and diluted
Continuing	$(43.01)	$(274.06)
Discontinued
Operating loss	-	(17.75)
Gain on sale of assets	-	14.73
Total discontinued	-	(3.02)
Net loss per common share – Basic and diluted	$(43.01)	$(277.08)

Weighted average common shares outstanding – Basic and diluted	334,234	79,969

The accompanying notes are an integral part of these consolidated financial statements.

  TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2017 and 2016

	Series B Convertible		Series C Convertible		Series D Convertible		Series E Convertible		Series F Convertible		Series G Convertible		Series H Convertible				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2016	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	44,567	$45	$158,764,373	$(156,218,731)	$2,545,687
Issuance on June 20, 2016 of 10,000 units consisting of shares of common stock and warrants at $228.00 per unit for gross cash proceeds of $2,280,000, net of transaction costs of $43,750	-	-	-	-	-	-	-	-	-	-	-	-	-	-	10,000	10	2,236,240	-	2,236,250
Issuance on July 7, 2016 of 892,857 units consisting of shares of Series B Convertible Preferred Stock and warrants at $1.40 per unit for gross cash proceeds of $1,250,000, net of transaction costs of $56,156	892,857	893	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,193,844	-	1,194,737
Issuance on July 21 and July 26, 2016 of 5,953 shares of common stock in connection with the conversion of 892,857 shares of Series B Convertible Preferred Stock	(892,857)	(893)	-	-	-	-	-	-	-	-	-	-	-	-	5,953	6	887	-	-
Issuance on September 12, 2016 of 680,000 shares of Series C Convertible Preferred Stock in exchange for certain outstanding warrants	-	-	680,000	680	-	-	-	-	-	-	-	-	-	-	-	-	(680)	-	-
Issuance on September 12, 2016 of 39,507 shares of common stock at $101.25 per share for gross cash proceeds of $4,000,000, net of transaction costs of $621,720	-	-	-	-	-	-	-	-	-	-	-	-	-	-	39,507	40	3,378,240	-	3,378,280
Issuance on various dates between October 10 and October 18, 2016, inclusive, of 9,067 shares of common stock in connection with the conversion of 680,000 shares of Series C Convertible Preferred Stock	-	-	(680,000)	(680)	-	-	-	-	-	-	-	-	-	-	9,067	9	671	-	-
Issuance on November 1, 2016 of 5,926 shares of common stock at $101.25 per share for gross cash proceeds of $600,000, net of transaction costs of $71,850	-	-	-	-	-	-	-	-	-	-	-	-	-	-	5,926	6	528,144	-	528,150
Issuance on November 8, 2016 of 1,000 shares of Series D Convertible Preferred Stock with a value of $5,500,000 in exchange for the reduction of $5,000,000 in long-debt, net of transaction costs of $170,264	-	-	-	-	1,000	1	-	-	-	-	-	-	-	-	-	-	5,329,735	-	5,329,736
Recognition on November 8, 2016 of beneficial conversion feature of $1,375,000 related to the modification of the conversion terms of Series D Convertible Preferred Stock and recorded as a deemed dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance on various dates between November 10 and November 16, 2016, inclusive, of 43,044 shares of common stock in connection with the conversion of 378 shares of Series D Convertible Preferred Stock	-	-	-	-	(378)	-	-	-	-	-	-	-	-	-	43,044	43	(43)	-	-
Issuance on November 22, 2016 of 2,799 shares of Series D Convertible Preferred Stock in connection with a 5.5 for 1 forward split of that series of stock	-	-	-	-	2,799	3	-	-	-	-	-	-	-	-	-	-	(3)	-	-
Issuance on November 22, 2016 of 1,000 shares of common stock at $1,000 per share for gross cash proceeds of $1,000,000, net of transaction costs of $172,366	-	-	-	-	1,000	1	-	-	-	-	-	-	-	-	-	-	827,634	-	827,635
Recognition on November 22, 2016 of beneficial conversion feature of $346,745 related to the modification of the conversion terms of Series D Convertible Preferred Stock and recorded as a deemed dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance on November 22, 2016 of 2,000,000 shares of Series E Convertible Preferred Stock in exchange for certain outstanding warrants	-	-	-	-	-	-	2,000,000	2,000	-	-	-	-	-	-	-	-	(2,000)	-	-
Issuance on various dates between November 22 and November 29, 2016, inclusive, of 63,334 shares of common stock in connection with the conversion of 1,955 shares of Series D Convertible Preferred Stock	-	-	-	-	(1,955)	(2)	-	-	-	-	-	-	-	-	63,334	63	(61)	-	-
Issuance on December 19, 2016 of 20,000 shares of common stock in connection with the conversion of 1,500,000 shares of Series E Convertible Preferred Stock	-	-	-	-	-	-	(1,500,000)	(1,500)	-	-	-	-	-	-	20,000	20	1,480	-	-
Issuance on December 30, 2016 of 1,233 shares of Series F Convertible Preferred Stock in exchange for 1,233 shares of Series D Convertible Preferred Stock	-	-	-	-	(1,233)	(1)	-	-	1,233	1	-	-	-	-	-	-	-	-	-
Issuance on various dates between February 1, and September 21, 2016, inclusive, of 2,573 shares of common stock at an average of $189.75 per share for services valued at $488,656	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,573	2	488,654	-	488,656
Issuance at the end of each quarter in connection with the employee stock purchase plan an aggregate total of 398 shares of common stock at an average price of $72.75 per share for proceeds of $28,952	-	-	-	-	-	-	-	-	-	-	-	-	-	-	398	-	28,952	-	28,952
Share-based compensation expense for options issued to directors, management, and employees during the current and previous years	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,024,955	-	1,024,955
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(20,436,496)	(20,436,496)
Balance at January 1, 2017	-	-	-	-	1,233	2	500,000	500	1,233	1	-	-	-	-	244,369	244	173,801,022	(176,655,227)	(2,853,458)
Conversion on January 9, 2017 of Series E convertible preferred into common shares					-	-	(500,000)	(500)	-	-	-	-	-	-	6,667	7	493	-	-
Conversion on various dates from January 26, 2017 to April 13,2017, inclusive, Series F convertible preferred into common shares					-	-	-	-	(590)	-	-	-	-	-	39,334	39	(39)	-	-
Conversion on May 26, 2017 of Series D Convertible Preferred Stock into Series G Preferred stock, and the conversion of Series F Convertible Preferred stock into Series H Convertible Preferred Stock					(1,233)	(2)	-	-	(643)	(1)	938	1	938	1	-	-	1	-	-
Conversion on various dates from May 30, 2017 to June 29,2017, inclusive, Series H convertible preferred into common shares					-	-	-	-	-	-	-	-	(437)	-	46,614	47	(47)	-	-
Conversion on various dates from June 30, 2017 to August 22,2017, inclusive, Series G convertible preferred into common shares											(400)	-			53,335	53	(53)	-	-
Additional shares issued as a result of the rounding provisions of the reverse stock split of September 29, 2017					-	-	-	-	-	-	-	-	-	-	4,050	4	(4)	-	-
Stock-based compensation for options					-	-	-	-	-	-	-	-	-	-	-	-	931,382	-	931,382
Issuance of common stock under employee stock purchase plan					-	-	-	-	-	-	-	-	-	-	30	-	358	-	358
Net Loss					-	-	-	-	-	-	-	-	-	-	-	-	-	(12,469,682)	(12,469,682)

Balance at December 31, 2017	-	-	-	-	-	-	-	-	-	-	538	1	501	1	394,399	394	174,733,113	(189,124,909)	(14,391,400)

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
Cash Flows Used In Operating Activities:
Net loss	$(12,469,682)	$(20,436,496)
Loss from discontinued operations	-	241,775
Net loss from continuing operations	(12,469,682)	(20,194,721)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Provision (benefit) for income taxes	(83,840)	56,663
Provision for doubtful accounts	122,000	25,000
Depreciation for property, plant and equipment	5,324,969	9,417,612
Amortization for intangible assets	1,410,019	1,458,323
Interest added to note principal	1,366,992	1,499,315
Amortization of debt discount and deferred financing costs	1,014,456	1,609,588
Loss on extinguishment of debt	-	500,000
Write-off of debt discount and deferred financing costs in connection with extinguishment of debt	-	331,609
Accrued interest	722,629	(21,389)
Stock-based compensation - Options	931,382	1,024,955
Stock-based compensation – Stock issued for services	-	488,656
Stock-based compensation – Employee stock purchase plan	52	4,523
Deferred rent	(256,886)	(537,888)
Changes in operating assets and liabilities:
Accounts receivable	(529,259)	(221,523)
Prepaid expenses and other current assets	192,124	39,585
Other assets	7,598	(24,584)
Account payable	827,236	(553,509)
Accrued expenses	223,319	(765,628)
Deferred revenues	(227,070)	(325,234)
Total Adjustments	11,045,721	14,006,074
Net Cash Used In Continuing Operating Activities	(1,423,961)	(6,188,647)
Net Cash Provided By (Used In) Discontinued Operating Activities	21,000	(1,546,688)
Net Cash Used In Operating Activities	(1,402,961)	(7,735,335)

Cash Flows Used In Investing Activities:
Acquisitions of property and equipment	(2,407,877)	(2,361,601)
Payments (refund) of security deposits	(23,875)	39,172
Net Cash Used In Continuing Investing Activities	(2,431,752)	(2,322,429)

Cash Flows (Used In) Provided By Financing Activities:
Payments on capital lease obligations	(869,055)	(975,804)
Net proceeds from the issuance of common stock and warrants	-	6,142,680
Net proceeds from the issuance of preferred stock	-	2,022,372
Proceeds from the issuance of common stock under employee stock purchase plan	306	24,429
Net Cash (Used In) Provided By Financing Activities	(868,749)	7,213,677

Net Decrease In Cash and Cash Equivalents
Continuing Operations	(4,724,462)	(1,297,399)
Discontinued Operations	21,000	(1,546,688)
Net Decrease In Cash and Cash Equivalents	(4,703,462)	(2,844,087)
Cash and Cash Equivalents – Beginning of year	12,272,444	15,116,531
Cash and Cash Equivalents – Ending of year	$7,568,982	$12,272,444

Supplemental Disclosures of Cash Flow Information

Cash paid during the periods for:
Interest	$2,104,720	$3,113,805
Income taxes	$16,436	$13,909
Non-Cash Investing and Financing Activities:
Acquisition of property and equipment:
Under capital leases	$285,603	$-
Included in accrued expenses	$320,043	$118,139
Interest added to note principal	$1,366,992	$1,499,315
Conversion of Series D Convertible Preferred Stock into Series G Convertible Preferred Stock, and the conversion of Series F Convertible Preferred Stock into Series H Convertible Preferred Stock	$3	$-
Conversion of debt into Series D Convertible Preferred Stock	$-	$5,329,736
Exchange of intangible assets – discontinued operations (Note 4)	$-	$3,837,783

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

On March 9, 2016, the Company completed a sale and transfer of certain assets pursuant to an asset purchase agreement with a large cable company. Under the terms of the agreement, the Buyer assumed certain rooftop leases and acquired ownership of and the right to operate the Wi-Fi access points and related equipment associated with such leases. The Company retained ownership of all backhaul and related equipment, and the parties entered into an agreement under which the Company provides backhaul services to the Buyer. The agreement is for a three-year period with two one-year renewals and is cancellable by the Buyer on sixty days’ notice. During the first quarter of 2016, the Company determined that it would not be able to sell the remainder of the NYC network, and accordingly, all remaining assets were redeployed into the fixed wireless network or written off. The operating results and cash flows for Hetnets have been presented as discontinued operating results in these consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 2 - Liquidity, Going Concern, and Management Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2017, the Company had cash and cash equivalents of approximately $7.6 million and working capital deficiency of approximately $31.1 million. The Company incurred significant operating losses since inception and continues to generate losses from operations and as of December 31, 2017, the Company has an accumulated deficit of $189.2 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Management has also evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Retroactive Adjustment For Reverse Stock Splits

On July 7, 2016, the Company effected a one-for-twenty reverse stock split of its common stock.

On September 29, 2017, the Company effected a one-for-seventy-five reverse stock split of its common stock. Consequently, all earnings per share and other share related amounts and disclosures have been retroactively adjusted for all periods presented for the reverse stock splits.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2017, the Company had cash and cash equivalent balances of approximately $7.3 million in excess of the federally insured limit of $250,000.

Accounts Receivable, Net

Accounts receivable are stated at cost less an allowance for doubtful accounts which reflects the Company’s estimate of balances that will not be collected. The allowance is based on the history of past write-offs, the aging of balances, collections experience and current credit conditions. Additions include provisions for doubtful accounts and deductions include customer write-offs.

Property and Equipment and depreciation

Property and equipment are stated at cost and include equipment, installation costs and materials. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the useful lives or the term of the respective lease. Network, base station and customer premise equipment are depreciated over estimated useful lives of five years; furniture, fixtures and other from three to five years and information technology from three to five years. Expenditures for maintenance and repairs which do not extend the useful life of the assets are charged to expense as incurred. Gains or losses on disposals of property and equipment are reflected in general and administrative expenses in the Company’s consolidated statements of operations.

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

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired in an acquisition. Goodwill is not amortized but rather is reviewed annually for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable. The Company initially performs a qualitative assessment of goodwill which considers macro-economic conditions, industry and market trends, and the current and projected financial performance of the reporting unit. No further analysis is required if it is determined that there is a less than 50 percent likelihood that the carrying value is greater than the fair value. The Company completed a qualitative assessment and determined that there was no impairment of goodwill as of December 31, 2017 and 2016, respectively.

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

On December 22, 2017, new tax legislation known as the Tax Cuts and Jobs Act (the “Act”) was signed into law. The law change will result in many tax accounting issues as its most significant change relates to a significant corporate rate reduction. The Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Under ASC 740, the effects of new legislation are recognized upon enactment, which is the date the president signs a bill into law. Accordingly, recognition of the tax effect of the rate reduction of the Act has been accounted for in the computation of the Company’s federal deferred tax asset and liability balances, which are computed utilizing the new rates in the period for which the tax law was enacted with a corresponding net adjustment to deferred income tax expense (or benefit) and the effect to the valuation allowance. The change in the federal rate as a result of the Act is reflected as a discreet item within the rate reconciliation and the effect of the remeasurement of the deferred taxes is also included in the deferred tax and valuation allowance disclosure.

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

Deferred Rent

The Company records rent expense on operating leases on a straight-line basis over the minimum lease term. The Company begins to record rent expense at the time the Company has the right to use the property.

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising costs for the years ended December 31, 2017 and 2016 were approximately $84,000 and $245,000, respectively, and are included in sales and marketing expenses in the Company’s consolidated statements of operations.

Stock-Based Compensation

The Company accounts for stock-based awards issued to employees in accordance with FASB guidance. Such awards primarily consist of options to purchase shares of common stock. The fair value of stock-based awards is determined on the grant date using a valuation model. The fair value is recognized as compensation expense, net of estimated forfeitures, on a straight-line basis over the service period which is normally the vesting period.

Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock because they were anti-dilutive. The exercise of these common stock equivalents would dilute earnings per shares if the Company becomes profitable in the future.

	Years Ended December 31,
	2017	2016
Stock options	76,601	28,232
Warrants	2,400	2,400
Series D Convertible Preferred Stock	-	41,100
Series E Convertible Preferred Stock	-	6,667
Series F Convertible Preferred Stock	-	82,200
Series G Convertible Preferred Stock	71,734	-
Series H Convertible Preferred Stock	53,440	-
Total	204,175	160,599

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers”. ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method is the full retrospective method which would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method is the modified retrospective method which would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU 2014-09 will be effective for the Company beginning in fiscal 2018 as a result of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued by the FASB in August 2015 and extended the original effective date by one year. The Company has adopted ASU 2014-09 as of January 1, 2018 and will utilize the modified retrospective method of adoption. The Company has evaluated the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its financial statements and concluded that there is not a material difference in the accounting treatment of its 2017 revenue. While the Company will provide expanded disclosure as a result of ASU 2014-09, this standard will not have any impact on its consolidated balance sheet and statement of operations. There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross Versus Net)," was issued in March,2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, "Identifying Performance Obligations and Licensing," issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients" provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Company concluded that the updated guidance provided by these four new ASUs did not have a material impact on the 2017 financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02), “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for the Company on January 1, 2019. Early adoption is permitted. While we continue to evaluate the impact of the standard on our consolidated financial statements, we expect that it will materially increase the assets and liabilities on our consolidated balance sheet as we recognize the rights and corresponding obligations related to operating leases.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard was effective for the Company on January 1, 2017 and did not have a material impact on the Company’s consolidated financial position and results of operations. As part of the adoption of this guidance, the Company elected to continue estimating forfeitures in its calculation of stock-based compensation.

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

In January 2017, the FASB issued ASU No. 2017-04 (“ASU 2017-04”), “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes Step 2 from the goodwill impairment test.  ASU 2017-04 is effective for annual and interim periods beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company adopted ASU 2017-04 for the year ended December 31, 2017 and it does not have a material impact on its financial positions or results of operations.

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

Note 4 - Discontinued Operations

During the fourth quarter of 2015, the Company determined to exit the business conducted by Hetnets and curtailed activities in its smaller markets. The remaining network, located in New York City, was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and continuing into the first quarter of 2016 to sell the NYC network. On March 9, 2016, the Company completed a sale and transfer of certain assets pursuant to an asset purchase agreement with a large cable company. Under the terms of the agreement, the Buyer assumed certain rooftop leases and acquired ownership of and the right to operate the Wi-Fi access points and related equipment associated with such leases. The Company retained ownership of all backhaul and related equipment, and the parties entered into an agreement under which the Company provides backhaul services to the Buyer. The agreement is for a three-year period with two one-year renewals and is cancellable by the Buyer on sixty-days’ notice. In connection with the agreement, the Company transferred to the Buyer a net book value of network assets aggregating $2,660,041 in exchange for the backhaul agreement valued at $3,837,783. The backhaul agreement has been recorded as an intangible asset in the accompanying consolidated balance sheets. As a result, during the first quarter of 2016, the Company recognized a gain of $1,177,742 in its discontinued operations.

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

Year Ended
December 31, 2016
Revenues	$553,302
Operating expenses:
Infrastructure and access	965,596
Depreciation	638,681
Network operations	192,947
Customer support	69,804
Sales and marketing	246
General and administrative	105,545
Total operating expenses	1,972,819
Net operating loss	(1,419,517)
Gain on sale of assets	1,177,742
Net Loss	$(241,775)

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The components of the balance sheet accounts presented as discontinued operations were as follows:

	As of December 31,
	2017	2016
Assets:
Prepaid expenses and other current assets	$-	$231,978
Total Current Assets	$-	$231,978

Liabilities:
Accrued expenses - leases	$1,029,022	$1,240,000
Total Current Liabilities	$1,029,022	$1,240,000

Accrued expenses represents the estimated cost of terminating the leases associated with the Hetnets business. Accordingly, disbursements associated with such activity during the year ended December 31, 2017 were recorded as reductions to that estimated liability. As of December 31, 2017 and based upon negotiations, settlements and experiences through that date, the Company had reduced that remaining estimated liability by $210,978 to $1,029,022.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 5 - Property and Equipment, net

Property and equipment is comprised of:

	As of December 31,
	2017	2016
Network and base station equipment	$43,573,869	$42,069,188
Customer premise equipment	34,996,202	33,528,328
Information technology	4,881,332	4,859,875
Furniture, fixtures and other	1,715,524	1,713,430
Leasehold improvements	1,651,300	1,631,322
Accrual - equipment received not invoiced	605,646	118,139
	87,423,873	83,920,282
Less: accumulated depreciation	73,992,893	68,667,925
Property and equipment, net	$13,430,980	$15,252,357

Depreciation expense for the years ended December 31, 2017 and 2016 was $5,324,969 and $9,417,612, respectively.

Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	As of December 31,
	2017	2016
Network and base station equipment	$2,629,526	$2,620,898
Customer premise equipment	1,269,373	669,792
Information technology	1,860,028	1,860,028
	5,758,927	5,150,718
Less: accumulated depreciation	4,708,697	4,083,274
Property acquired through capital leases, net	$1,050,230	$1,067,444

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 6 - Goodwill and Intangible Assets

Intangible assets consist of the following:

	As of December 31,
	2017	2016

Goodwill	$1,674,281	$1,674,281

Customer relationships	$11,856,126	$11,856,126
Less: accumulated amortization	11,856,126	11,725,369
Customer relationships, net	-	130,757

Backhaul agreement	3,837,783	3,837,783
Less: accumulated amortization	2,345,312	1,066,050
Backhaul agreement, net	1,492,471	2,771,733

FCC licenses, net	750,000	750,000

Intangible assets, net	$2,242,471	$3,652,490

Amortization expense for the year ended December 31, 2017 and 2016 was $1,410,019 and $1,458,323, respectively. The fair value of the backhaul agreement acquired in the transaction with a large cable company, as described in Note 4, is being amortized on a straight-line basis over the three-year term of the agreement. The customer contracts acquired in the Delos Internet acquisition were being amortized over a 50-month period which ended in April 2017.  The Company’s licenses with the Federal Communications Commission (the “FCC”) are not subject to amortization as they have an indefinite useful life.

Years Ending December 31,
2018	1,279,261
2019	213,210
Total	$1,492,471

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 7 - Accrued Expenses

Accrued expenses consist of the following:	As of December 31,
	2017	2016
Payroll and related	$515,448	$294,006
Professional services	318,979	263,928
Other	279,374	142,492
Property and equipment	320,043	118,139
Network	188,192	92,645
Total	$1,622,036	$911,210

Network represents costs incurred to provide services to the Company’s customers including tower rentals, bandwidth, troubleshooting and gear removal.

Note 8 - Other Long-Term Liabilities

Other long-term liabilities consist of the following:	As of December 31,
	2017	2016
Deferred rent	$417,605	$641,799
Deferred taxes	336,598	420,438
Total	$754,203	$1,062,237

Note 9 - Long-Term Debt

Long-term debt (callable) consists of the following as of December 31, 2017 and 2016:

	2017	2016
Principal	$34,657,987	$33,290,995
Unamortized debt discount	(789,287)	(1,803,742)
Total	$33,868,700	$31,487,253

In October 2014, the Company entered into a $35,000,000 note ("Note") with Lender wherein the Company received net proceeds of $33,950,000 after a 3% original issue discount.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

This Note matures on October 16, 2019 and accrues interest on the basis of a 360-day year at:

a)

A rate equal to the greater of: i) the sum of the one-month Libor rate on any given day plus 7% or ii) 8% per annum. The one-month Libor rate was 1.57% as of December 31, 2017. Interest accrued at this rate is paid in cash at the end of each quarter; plus

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

Effective January 26, 2018, the Company entered into a Forbearance to Loan Agreement (the “Agreement”) with the lender, as administrative agent to the lenders under the loan agreement entered into on October 16, 2014 by and among the Company, certain of its subsidiaries, the lender and the lender’s party thereto (the “Loan Agreement”). Pursuant to the Agreement, the lender, through March 30, 2018 (the “Forbearance Period”), waived the Company’s requirement to maintain at least $6,500,000 minimum in deposit accounts or securities accounts (the “$6,500,000 Minimum”) and agreed to forbear from exercising any of its rights with respect to an event of default related to the $6,500,000 Minimum. The Forbearance Period shall terminate upon the Company’s failure to maintain at least $4,000,000 minimum in deposit accounts or securities accounts or upon the occurrence of certain events of default. The Forbearance agreement was amended and restated effective February 28, 2018 to also include a forbearance of Section 6.1(a)(i) of the agreement “Qualified Auditor’s Report” in the event that the Company’s audited consolidated financial statements for the year ended December 31, 2017 contained a going concern qualification. The agreement was further amended and restated effective March 30, 2018 to extend the forbearance period until April 15, 2018. The Company has classified long term debt within current liabilities as of December 31, 2017.

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

A discount of $6,406,970 to the face value of the Note was recorded upon its issuance and that discount is being amortized over the term of the Note using the effective interest rate method. That discount consisted of:

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

On November 8, 2016 and in connection with a financing transaction as more fully discussed in Note 10, Capital Stock, an investor acquired $5,000,000 of the Company's obligations to the Lender consisting of principal and accrued interest of $4,935,834 and $64,166, respectively. The investor then immediately exchanged such obligations for 1,000 shares of the Company's Series D Preferred Stock and warrants for the purchase of up to 53,334 shares of the Company's common stock. In connection with that exchange, the Company:

a)

Wrote-off the portion of the unamortized debt discount and deferred financing costs associated with the exchanged principal and recorded a charge to interest expense of $331,609. The accrued interest and the adjustment to the unamortized debt discount activity described in this paragraph are separate from and unrelated to the amounts appearing in the following paragraphs; and

b)

Recorded a non-cash loss on extinguishment of debt charge of $500,000. This amount represents the difference between the fair value of the Series D Preferred Stock of $5,500,000 as described in Note 10, Capital Stock, and the carrying amount of the debt of $5,000,000 as of the date of the exchange.

The Company recorded interest expense of $4,142,046 and $4,497,945 for the years ended December 31, 2017 and 2016, respectively. Of those amounts, the Company paid to the Lender $2,775,054 and $2,998,630 and added $1,366,992 and $1,499,315 to the principal amount of the Note during the years ended December 31, 2017 and 2016, respectively.

The Company recorded amortization expense of $1,014,456 and $1,609,588 for the years ended December 31, 2017 and 2016, respectively, and classified those amounts as interest expense.

Note 10 - Capital Stock

The Company is authorized to issue up to 200,000,000 shares of common stock at a par value of $0.001. The holders of common stock are entitled to one vote per share and are entitled to receive dividends, if any, as may be declared by the Company's Board of Directors. Upon liquidation, dissolution, or winding-up of the Company, the holders of the Company's common stock are entitled to share ratably in all assets that are available for distribution. They have no preemptive, subscription, redemption, or conversion rights. Any rights, preferences, and privileges of holders of the Company’s common stock are subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock, which may be designated solely by action of the Company's Board of Directors and issued in the future.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company is authorized to issue up to 5,000,000 shares of "blank check" preferred stock at a par value of $0.001 which may be issued from time to time in one or more classes and in one or more series within a class upon authorization by our Board of Directors. The Board of Directors, without further approval of the shareholders, is authorized to fix the preferences, limitations and relative rights of the shares of each class or series within a class. The issuance of preferred stock could adversely affect the voting power, conversion or other rights of holders of common stock. Preferred stock could be issued quickly with terms calculated to delay or prevent a change in control of the Company or make removal of management more difficult. Additionally, the issuance of preferred stock may have the effect of decreasing the market price of our common stock.

The Company had created Series A Preferred Stock during the year ended December 31, 2010, Series B through Series F Convertible Preferred Stock during the year ended December 31, 2016, and Series G through Series H Convertible Preferred Stock during the year ended December 31, 2017. The Company had shares of the following series of preferred stock issued and outstanding as of December 31, 2017 and 2016:

	Designated	Issued and Outstanding
		2017	2016
Series A Preferred Stock	350,000	-	-
Series B Convertible Preferred Stock	892,857	-	-
Series C Convertible Preferred Stock	680,000	-	-
Series D Convertible Preferred Stock	4,421	-	1,233
Series E Convertible Preferred Stock	2,000,000	-	500,000
Series F Convertible Preferred Stock	1,233	-	1,233
Series G Convertible Preferred Stock	938	538	-
Series H Convertible Preferred Stock	938	501	-
	3,930,387	1,039	502,466

The preferences, rights, and limitations of each series of preferred stock, and equity activity for the years ended December 31, 2017 and 2016, are discussed to the extent appropriate in the following paragraphs.

a)

On November 8, 2010, the Company adopted a shareholder rights plan under which the Company issued one "preferred share purchase right" for each share of the Company's common stock held by shareholders of record as of the close of business on November 24, 2010. Each holder of a right will be allowed to purchase one one-hundredth of a share of 350,000 shares of Series A Preferred Stock at an exercise price of $18.00. In general, the rights will become exercisable if a person or group acquires 15% or more of the Company’s outstanding common stock or announces a tender offer or exchange offer for 15% or more of the Company’s outstanding common stock. The rights will expire on November 8, 2020. The Company may redeem the rights for $0.001 each at any time until the tenth business day following public announcement that a person or group has acquired 15% or more of its outstanding common stock.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

b)

On June 20, 2016, the Company raised $2,280,000 through the issuance of 10,000 units (the “June Units”) at $228.00 per June Units. The June Units collectively consisted of: i) 10,000 shares of common stock, and ii) warrants for the purchase of 10,000 shares of the Company's common stock at $375.00 per share for a period of five years. The shares of common stock and the warrants were immediately separable and were issued independently. Expenses associated with this transaction totaled $43,750 resulting in net proceeds to the Company of $2,236,250. Such net proceeds were allocated to the shares and the warrants issued in the amounts of $1,677,188 and $559,062, respectively, in proportion to their relative fair value on the date of issuance. The fair value of the shares of common stock was determined by utilizing the closing price on the day of the transaction and the fair value of the warrants was determined by using the Black-Scholes model as more fully described in Note 11, Stock Option Plans and Warrants.

c)

On July 7, 2016 and as previously indicated, the Company effected a 1-for-20 reverse stock split. Consequently, all share quantities, per share amounts, and any other appropriate amounts or disclosures in these financial statements affected by that reverse stock split have been adjusted for that reverse stock split.

d)

On July 7, 2016, the Company raised $1,250,000 through the issuance of 892,857 units (the “July Units”) at $1.40 per July Unit. The July Units collectively consisted of: i) 892,857 shares of newly created Series B Convertible Preferred Stock ("Series B Preferred Stock") which were convertible into 5,953 shares of the Company's common stock, and ii) warrants for the purchase 2,977 shares of the Company's common stock at $225.00 per share for a period of five years. The shares of common stock and the warrants were immediately separable and were issued independently. Expenses associated with this transaction totaled $56,156 resulting in net proceeds to the Company of $1,193,844. Such net proceeds were allocated to the shares and the warrants issued in the amounts of $963,949 and $229,895, respectively, in proportion to their relative fair value on the date of issuance. The fair value of the shares of Series B Preferred Stock was determined by reference to the number of shares of common stock which they were convertible into and the closing price for those shares on the day of the transaction. The fair value of the warrants was determined by using the Black-Scholes model as more fully described in Note 11, Stock Option Plans and Warrants.

e)	On July 21 and July 26, 2016, the holders of the 892,857 shares of Series B Preferred Stock, previously issued on July 7, 2016, converted all such shares into 5,953 shares of common stock.

f)

On September 12, 2016, the Company effected an exchange with the holders of the warrants previously issued on June 20 and July 7, 2016 for the purchase of up to 10,000 and 2,977 shares of the Company's common stock described above, respectively. In that exchange, the holders surrendered those warrants and the Company issued 680,000 shares of newly created Series C Convertible Preferred Stock ("Series C Preferred Stock") which was convertible into the Company's common stock on a one-for-one basis. The Company accounted for this exchange by reducing additional paid-in capital by $1,031,999 for the book value of the warrants with a corresponding increasing Series C Preferred Stock par value by $680 and Series C Preferred Stock additional paid-in capital by $1,031,319.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

g)

On September 12, 2016, the Company raised $4,000,000 through the issuance of 39,507 shares of common stock at $101.25 per share. Expenses associated with this transaction, including the 7% underwriters' commission of $280,000, totaled $621,720 resulting in net proceeds to the Company of $3,378,280. In connection with this transaction, the Company granted the underwriter an option through October 31, 2016 to purchase up to an additional 5,926 shares of the Company's common stock at $101.25 per share, subject to the same commission structure, to cover overallotments.

h)

On various dates from October 10 through October 18, 2016, the holders of the 680,000 shares of Series C Preferred Stock, previously issued on September 12, 2016, exercised their conversion privileges and converted such shares into a like number of shares of common stock.

i)

On November 1, 2016, the underwriter, which assisted the Company with the offering on September 12, 2016 described above, exercised its option and the Company raised $600,000 through the issuance of 5,926 shares of common stock at $101.25 per share. Expenses associated with this transaction, including the 7% underwriters' commission of $42,000, totaled $71,850 resulting in net proceeds to the Company of $528,150.

j)

On November 8, 2016, an investor acquired, $5,000,000 of principal and accrued interest payable by the Company to the Lender in exchange for a payment of $5,500,000 from the investor to the Lender as more fully described in Note 9, Long-Term Debt.

The Company then exchanged such debt for 1,000 shares of newly created Series D Preferred Stock and warrants for the purchase of up to 53,334 shares of the Company's common stock at an exercise price of $100.50 for a period of five years.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The key preferences, rights, and limitations of the Series D Preferred Stock, including subsequent documented agreements with the holder of the Series D shares, are as follows:

i)       The Stated Value of each share of Series D Preferred Stock share is $5,500;

ii)      Series D Preferred Stock may be converted into shares of common stock at any time. The number of shares of common stock issuable upon such conversion is determined by multiplying the number of Series D shares being converted by their stated value of $5,500 per share and then dividing by the conversion price of $48.30 per common share;

iii)     Series D Preferred Stock may be converted into shares of common stock at any time in any amount provided that the holder or its affiliates would not beneficially own more than 9.99% of the Company's common stock;

iv)     Series D Preferred Stock may vote as shares of common stock on an "as converted" basis subject to the conversion limitation described above;

v)     The Company may only sell up to $15,000,000 of equity or equity linked securities and only at a price equal to or greater than $37.50 per common share through November 8, 2017. That restriction remains in effect so long as there are shares of Series D Preferred Stock outstanding with a Stated Value of at least $2,000,000; and

vi)     The holder of Series D Preferred Stock had a right to participate up to 100% in the Company's equity financings through November 8, 2017.

The shares of Series D Preferred Stock and the warrants were immediately separable and were issued independently. Expenses associated with this transaction totaled $170,264 resulting in net effective proceeds to the Company of $5,329,736. Such net proceeds were allocated to the shares and the warrants issued in the amounts of $3,740,942 and $1,588,794, respectively, in proportion to their relative fair value on the date of issuance. The fair value of the shares of Series D Preferred Stock was determined by reference to the number of shares of common stock which they were convertible into and the closing price for those shares on the day of the transaction. The fair value of the warrants was determined by using the Black-Scholes model as more fully described in Note 11, Stock Option Plans and Warrants.

Additionally, upon the issuance of the shares of Series D Preferred Stock, the Company recorded a beneficial conversion feature and a deemed dividend in the amount of $1,375,000. This amount was calculated using the closing price per share of the Company’s common stock on the day of the transaction and subtracting the conversion price per share. This difference was then multiplied by the number of shares of common stock into which the shares of Series D Preferred Stock were convertible into on the date of the transaction.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

k)

On various dates from November 10 through November 16, 2016, inclusive, the holder of 378 shares of Series D Preferred Stock, previously issued on November 8, 2016, elected to convert them into shares of common stock. In accordance with the terms applicable to that series of preferred shares, the Company issued 43,044 shares of common stock.

l)

On November 22, 2016, the Company effected a 5.5 for 1 forward split of Series D Preferred Stock resulting in an increase of such shares outstanding from 622 to 3,421, a net increase of 2,799 shares. The purpose of this forward split was to increase the number of shares of Series D Preferred Stock to 3,421 and effectively adjust the stated value of each share of Series D Preferred Stock from $5,500 to $1,000 per share to facilitate record keeping purposes. Additionally, on that date, the Company amended the key preferences, rights, and limitations of the shares of Series D Preferred Stock to indicate that number of shares of common stock issuable upon their conversion is determined by: multiplying the number of Series D shares being converted by their stated value of $1,000 per share and then dividing by the conversion price per common share. Such conversion price is 75% of the prior day's closing bid but at no time shall be lower than $30.00 per share.

On November 22, 2016, the Company then raised $1,000,000 through the issuance of 1,000 shares of Series D Preferred Stock at $1,000 per share. Expenses associated with this transaction totaled $172,366 resulting in net proceeds to the Company of $827,634.

Additionally, on November 22, 2016 and as a result of the adjustment of the conversion price described above, the Company recorded a beneficial conversion feature and a deemed dividend in the amount of $346,745. This amount was calculated using the closing price per share of the Company’s common stock on the day of the transaction and subtracting the conversion price per share. This difference was then multiplied by the number of shares of common stock into which the shares of Series D Preferred Stock were convertible into on the date of the transaction.

Finally, on November 22, 2016, the Company effected an exchange with the holders of warrants, previously issued on November 8, 2016, for the purchase of up to 53,334 shares of the Company's common stock. In that exchange, the holders surrendered those warrants and the Company issued 2,000,000 shares of newly created Series E Convertible Preferred Stock ("Series E Preferred Stock").

The key preferences, rights, and limitations of the Series E Preferred Stock are as follows:

i)      The Stated Value of each share of Series E Preferred Stock is $0.001;

ii)     Shares of Series E Preferred Stock are convertible into the Company's common stocks on a one-for-one basis;

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

iii)     Series E Preferred Stock may be converted into shares of common stock at any time in any amount provided that the holder or its affiliates would not beneficially own more than 9.99% of the Company's common stock; and

iv)     Series E Preferred Stock may vote as shares of common stock on an "as converted" basis subject to the conversion limitation described above.

m)

On various dates from November 22 through November 29, 2016, inclusive, the holder of 1,955 shares of Series D Preferred Stock, previously issued on November 8 and 22, 2016, elected to convert them into shares of common stock. In accordance with the terms applicable to that series of preferred shares, the Company issued 63,334 shares of common stock.

n)

On December 19, 2016, the holder of 1,500,000 shares of Series E Preferred Stock, previously issued on November 22, 2016, elected to convert them into shares of common stock. In accordance with the terms applicable to that series of preferred shares, the Company issued 20,000 shares of common stock.

o)

On December 30, 2016, the Company effected an exchange with the holder of 1,233 shares of Series D Preferred Stock previously issued on November 8 and 22, 2016. In that exchange, the holder surrendered those shares and the Company issued 1,233 shares of newly created Series F Convertible Preferred Stock ("Series F Preferred Stock") which was convertible into the Company's shares of common stock as described below.

The key preferences, rights, and limitations of the shares of Series F Preferred Stock are substantially the same as Series D Preferred Stock with the exception of the conversion price and are as follows:

i)       The Stated Value of each share of Series F Preferred Stock is $1,000;

ii)      Series F Preferred Stock may be converted into shares of common stock at the rate of 90% of the Company's volume-weighted average price ("VWAP") during the five trading days prior to the date of conversion. However, such VWAP may not be lower than $0.20 thus providing, in effect, a conversion floor of that amount;

iii)     Series F Preferred Stock may be converted into shares of common stock at any time in any amount provided that the holder or its affiliates would not beneficially own more than 9.99% of the Company's common stock; and

iv)     Series F Preferred Stock may vote as shares of common stock on an "as converted" basis subject to the conversion limitation described above.

There was no beneficial conversion feature triggered by this exchange.

p)

On various dates during the year ended December 31, 2016, the Company issued 2,573 shares of common stock to third parties for professional services at an average price per share of $189.75 for a total value of $488,656. Pursuant to the terms of those service agreements, the value of those shares of common stock was immediately expensed and classified in general and administrative expenses in the Company’s statements of operations.

q)

On January 9, 2017, the holder of 500,000 shares of Series E Preferred Stock elected to convert them into shares of common stock. In accordance with the conversion terms applicable to the Series E Preferred Stock, the Company issued 6,667 shares of common stock.

r)

On various dates from January 26, 2017 to April 13, 2017, inclusive, the holder of 590 shares of Series F Preferred Stock elected to convert them into shares of common stock. In accordance with the conversion terms applicable to the Series F Preferred Stock, the Company issued 39,334 shares of common stock.

s)

On May 26, 2017, the Company exchanged 1,233 shares of the outstanding Series D Preferred Stock and 643 shares of the outstanding Series F Preferred Stock for 938 shares of newly created Series G Preferred Stock and 938 shares of the newly created Series H Preferred Stock.

The key preferences, rights, and limitations of the Series G Preferred Stock and Series H Preferred Stock, are as follows:

i.	The Stated Value of each share of Series G Preferred Stock and Series H Preferred Stock is $1,000;

ii.

Series G Preferred Stock and Series H Preferred Stock may be converted into shares of common stock at any time. The number of shares of common stock issuable upon the conversion of the Series G Preferred Stock is determined by multiplying the number of shares of Series G Preferred Stock being converted by their stated value of $1,000 per share and then dividing by the conversion price of $7.50 per common share. The number of shares of common stock issuable upon the conversion of the Series H Preferred Stock is determined by multiplying the number of shares of Series H Preferred Stock being converted by their stated value of $1,000 per share and then dividing by the conversion price of $9.38 per common share;

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

t)

On various dates from May 30, 2017 to June 29, 2017, inclusive, the holder of 437 shares of Series H Preferred Stock elected to convert them into shares of common stock. In accordance with the conversion terms applicable to those preferred shares, the Company issued 46,614 shares of common stock.

u)

On various dates from June 30, 2017 to August 22, 2017, inclusive, the holder of 400 shares of Series G Preferred Stock elected to convert them into shares of common stock. In accordance with the conversion terms applicable to those preferred shares, the Company issued 53,335 shares of common stock.

v)

On September 29, 2017 and as previously indicated, the Company effected a one-for-seventy-five reverse stock split of its common stock. Consequently, all share quantities, per share amounts, and any other appropriate amounts or disclosures in these financial statements affected by that reverse stock split have been adjusted for that reverse stock split.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 11 - Stock Option Plans and Warrants

Stock Options Plans

The 2007 Equity Compensation Plan (the “2007 Plan”) became effective in January 2007 and provides for the issuance of options, restricted stock and other stock-based instruments to officers and employees, consultants and directors of the Company. The total number of shares of common stock issuable under the 2007 Plan is 1,603. A total of 1,067 stock options or common stock have been issued under the 2007 Plan as of December 31, 2017.

The 2007 Incentive Stock Plan (the “2007 Incentive Stock Plan”) became effective in May 2007 and provided for the issuance of up to 1,667 shares of common stock in the form of options or restricted stock. Shareholders approved an increase in the number of authorized shares of common stock issuable under the 2007 Incentive Stock Plan from 1,667 to 3,334 in November 2012. A total of 2,635 stock options, common stock or restricted stock have been issued under the 2007 Incentive Stock Plan as of December 31, 2017.

Options granted under both the 2007 Plan and the 2007 Incentive Plan have terms up to ten years and are exercisable at a price per share not less than the fair value of the underlying common stock on the date of grant. The total number of shares of common stock that remain available for issuance as of December 31, 2017 under the 2007 Plan and the 2007 Incentive Stock Plan combined is 1,235 shares.

The 2008 Non-Employee Directors Compensation Plan (the “2008 Directors Plan”) became effective in August 2008 and provided for the issuance of up to 667 shares of common stock in the form of options or restricted stock. In November 2013, shareholders approved an increase in the number of shares of common stock issuable under the 2008 Directors Plan to 1,334. A total of 1,202 stock options or common stock have been issued under the 2008 Directors Plan as of December 31, 2017. Options granted under the 2008 Directors Plan have terms of up to ten years and are exercisable at a price per share equal to the fair value of the underlying common stock on the date of grant. The total number of shares of common stock that remain available for issuance as of December 31, 2017 under the 2008 Directors Plan is 132 shares.

The 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”) became effective in September 2016 and provided for the issuance of up to 9,094 shares of common stock in the form of equity or equity-linked awards to officers, directors, consultants and other personnel. Shareholders approved an increase in the number of authorized shares of common stock issuable under the 2016 Equity Incentive Plan from 9,094 to 19,134 in December 2016. In February 2017, the Company’s shareholders approved an increase in the number of authorized shares of common stock issuable under the 2016 Equity Incentive Plan from 19,134 to 33,618. A total of 72,800 stock options have been issued under the 2016 Equity Incentive Plan as of December 31, 2017.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The 2016 Non-Executive Equity Incentive Plan (the “2016 Non-Employee Incentive Plan”) became effective in December 2016 and provides for the issuance of up to 3,334 equity and equity-linked awards to non-executive employees and consultants of the Company. A total of 334 stock options have been issued under the 2016 Non-Employee Incentive Plan as of December 31, 2017.

Options granted under both the 2016 Equity Incentive Plan and the 2016 Non-Employee Incentive Plan have terms up to ten years and are exercisable at a price per share not less than the fair value of the underlying common stock on the date of grant.

The Company uses the Black-Scholes option pricing model to value options issued to employees, directors and consultants. Compensation expense, including the estimated effect of forfeitures, is recognized over the period of service, generally the vesting period. Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $931,382 and $1,024,955 for the years ended December 31, 2017 and 2016, respectively. Stock-based compensation is included in general and administrative expenses in the accompanying consolidated statements of operations.

The unamortized amount of stock options expense was $230,212 as of December 31, 2017 which will be recognized over a weighted-average period of 2.3 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2017			2016
Risk-free interest rate	1.6%	to	1.7%	0.9%	to	1.8%
Expected volatility	110%	to	113%	78%	to	11%
Expected life (in years)		4.2			4.2
Expected dividend yield		0%			0%
Estimated forfeiture rates		20%		1%	to	20%

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The risk-free interest rate was based on rates established by the Federal Reserve. The expected volatility was based upon the historical volatility for the Company’s common stock. The Company utilized historical data to determine the expected life of stock options. The dividend yield reflected the fact that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future. The Company reviews its forfeiture rate annually to update its assumption for recent experience.

Option transactions under the stock option plans during the years ended December 31, 2017 and 2016 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of January 1, 2016	3,014	$3,700.88
Granted during 2016	25,900	91.56
Exercised	-	-
Forfeited /expired	(682)	3,823.56
Outstanding as of December 31, 2016	28,232	404.82
Granted during 2017	51,090	12.77
Exercised	-	-
Forfeited /expired	(2,721)	1,134.23
Outstanding as of December 31, 2017	76,601	$117.42
Exercisable as of December 31, 2017	37,643	$222.46

Grants under the stock option plans were as follows:

	For the Years Ended December 31,
	2017	2016
Annual grants to outside directors	170	3,936
Executive grants	50,586	6,036
Non-employee grants	334	1,101
Employee grants	-	14,827
Total	51,090	25,900

Options granted during the reporting periods had terms ranging from five to ten years and were issued at an exercise price equal to the fair value on the date of grant. Director grants vesting periods range from vesting immediately upon issuance to vesting monthly or quarterly over a one year period from the date of issuance. Executive grants, except as noted below, have vesting periods ranging from vesting immediately upon issuance, vesting monthly or quarterly over a one or two-year period, annually for one year then quarterly over the next two year period, or annually for one year then quarterly over the next three year period from the date of issuance. Employee grants range from one half vesting immediately upon issuance with the remaining one half vesting quarterly over the next year to vesting annually over a three year period from the date of issuance. Non-employee grants vesting periods range from vesting immediately upon issuance, vesting over a six month period and vesting monthly over one year from the date of issuance.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Certain stock options awarded to Ernest Ortega, Chief Executive Officer, in conjunction with his 2017 employment agreement contained performance based criteria. The fair value of the awards was determined based on the market value of the underlying stock price at the grant date and will be marked to market over the vesting period based on probabilities and projections of the underlying performance measures. The aggregate fair value of the performance based options granted was $140,708 for the year ended December 31, 2017. The Company has not recorded any expense associated with the performance based stock options issued for the year ended December 31, 2017. The Company will continue to evaluate the probability of achieving the criteria associated with performance based stock options and will record any associated compensation expense at such time.

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

On May 15, 2017, the Company entered into an employment agreement with Laura Thomas, Former Chief Financial Officer, wherein she was issued options to purchase up to 2% of the Company’s common stock on a fully diluted basis as of May 15, 2017, or 7,556 options. The options vest 25% after one year of service and the remaining will vest ratably over the following three years.

Forfeited or expired options under the stock option plans were as follows:

	For the Years Ended December 31,
	2017	2016
Employee terminations	2,619	652
Expired	102	30
Total	2,721	682

The weighted-average fair values of the options granted during 2017 and 2016 were $9.65 and $55.65, respectively. Outstanding options of 76,601 as of December 31, 2017 had exercise prices that ranged from $11.25 to $7,845.00 and had a weighted-average remaining contractual life of 8.9 years. Exercisable options of 37,643 as of December 31, 2017 had exercise prices that ranged from $12.00 to $7,845.00 and had a weighted-average remaining contractual life of 8.7 years.

As of December 31, 2017, there was no aggregate intrinsic value associated with the outstanding and exercisable options. The closing price of the Company’s common stock at December 31, 2017, was $3.15 per share. The Company calculates the intrinsic value of stock options and warrants as the difference between the closing price of the Company’s common stock at the end of the reporting period and the exercise price of the stock options and warrants.

Stock Warrants

Warrant transactions during the years ended December 31, 2017 and 2016 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of January 1, 2016	2,700	$1,965.00
Granted during 2016	66,311	122.25
Exchanged during 2016	(66,311)	122.25
Expired during 2016	(300)	7,500.00
Outstanding and exercisable as of December 31, 2016 and 2017	2,400	$1,265.25

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2017, all warrants were exercisable and had a weighted average remaining contractual life of 4.3 years.

As of December 31, 2017, there was no aggregate intrinsic value associated with the outstanding and exercisable warrants. The closing price of the Company’s common stock at December 31, 2017 was $3.15 per share.

In connection with the June 20, 2016 offering, the Company issued warrants to purchase 10,000 shares of common stock. Each warrant expires five years from the date of issuance, had an exercise price of $375.00 per share, and are exercisable six months from the date of issuance. The Company utilized the Black-Scholes model to value these warrants and attributed a value to them of $791,290 which was accounted for as an addition to additional paid-in capital. Assumptions included an interest rate of 1.17%, a contractual term of 5 years, expected volatility of 81%, and a dividend yield of zero. The risk-free interest rate was based on rates established by the Federal Reserve. The expected volatility was based upon the historical volatility for the Company’s common stock. The dividend yield reflected the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future.

In connection with the July 7, 2016 offering, the Company issued warrants to purchase 2,977 shares of common stock. Each warrant expires five years from the date of issuance and had an exercise price of $225.00 per share. The Company utilized the Black-Scholes model to value these warrants and attributed a value to them of $240,709 which was accounted for as an addition to additional paid-in capital. Assumptions included an interest rate of 0.97%, a contractual term of 5 years, expected volatility of 78%, and a dividend yield of zero. The risk-free interest rate was based on rates established by the Federal Reserve. The expected volatility was based upon the historical volatility for the Company’s common stock. The dividend yield reflected the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future.

On September 12, 2016, warrants for the purchase of up to 12,977 shares of common stock were exchanged for 680,000 shares of preferred stock. See Note 10, Capital Stock, for further information regarding this transaction.

On November 8, 2016 and in connection with a financing transaction, an investor was issued warrants for the purchase of up to 53,334 shares of the Company's common stock. Each warrant expires five years from the date of issuance, had an exercise price of $100.50 per share, and are exercisable six months from the date of issuance. The Company utilized the Black-Scholes model to value these warrants and attributed a value to them of $2,920,000 which was accounted for as an addition to additional paid-in capital. Assumptions included an interest rate of 1.34%, a contractual term of 5 years, expected volatility of 100%, and a dividend yield of zero. The risk-free interest rate was based on rates established by the Federal Reserve. The expected volatility was based upon the historical volatility for the Company’s common stock. The dividend yield reflected the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future.

On November 22, 2016, warrants for the purchase of up to 53,334 shares of common stock were exchanged for 2,000,000 shares of preferred stock. See Note 10, Capital Stock, for further information regarding this transaction.

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

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum of 334 shares of common stock can be issued under the ESPP Plan of which all of the authorized shares have been issued as of December 31, 2017. During the years ended December 31, 2017 and 2016, a total of 30 and 398 shares were issued under the ESPP Plan with a fair value of $358 and $28,952, respectively. The Company recognized $52 and $4,523 of stock-based compensation related to the 15% discount for the years ended December 31, 2017 and 2016, respectively.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 13 - Income Taxes

Provision

The provision for income taxes consists of the following:

	Years Ended December 31,
	2017	2016
Current
Federal	$-	$-
State	-	-
Total current	-	-
Deferred
Federal	(896,114)	45,587,097
State	(256,033)	8,228,412
Change in valuation allowance	1,068,307	(53,758,846)
Total deferred	(83,840)	56,663
Provision for income taxes	$(83,840)	$56,663

The provision for income taxes using the U.S. Federal statutory tax rate as compared to the Company’s effective tax rate is summarized as follows:

	Years Ended December 31,
	2017	2016
U.S. Federal statutory rate	(34.0)%	(34.0)%
State taxes	(5.0)%	(4.9)%
Permanent differences	0.1%	0.9%
Rate Change	-%	7.6%
Prior year Net Operating Loss write-off (Section 382 restriction)	-%	263.2%
Change of Federal Deferred Tax Rate	29.7%	-%
Current year Net Operating Loss write-off	-%	34.5%
Change in Valuation allowance	8.5%	(267.0)%
Effective tax rate	(0.7)%	0.3%

The Company files income tax returns for Towerstream Corporation and its subsidiaries in the U.S. federal and various state principle jurisdictions. As of December 31, 2017, the tax returns for Towerstream Corporation for the years 2014 through 2017 remain open to examination by the Internal Revenue Service and various state authorities. There are currently no audits by taxing authorities of federal or state income tax returns.

Impact of Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted.  The TCJA revises the U.S. corporate income tax rate from a graduated rate system, to a flat rate of 21%, effective for tax years beginning after December 31, 2017.  Deferred tax assets and liabilities are now being remeasured using these new rates.  As such, the deferred tax assets and liabilities, along with the valuation allowance are impacted.  The net effect as of December 31, 2017 was a reduction to the deferred tax assets of ($3,940,628) and a reduction to the deferred tax liability of $203,738.  The reduction in the valuation allowance was ($3,791,030).

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	Years Ended December 31,
	2017	2016
Deferred tax assets
Net operating loss carryforwards	$4,345,624	$2,948,281
Stock-based compensation	2,280,815	2,931,251
Intangible assets	1,094,799	1,261,696
Debt discount	831,717	984,422
Allowance for doubtful accounts	25,889	25,281
Other	287,571	532,040
Total deferred tax assets	8,866,415	8,682,971
Valuation allowance	(8,744,600)	(7,676,293)
Deferred tax assets, net of valuation allowance	121,815	1,006,678

Deferred tax liabilities
Depreciation	(121,815)	(1,006,678)
Intangible assets	(336,597)	(420,437)
Total deferred tax liabilities	(458,412)	(1,427,115)
Net deferred tax liabilities	$(336,597)	$(420,437)

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

As of December 31, 2017 and 2016, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense, and penalties as general and administrative expenses. No interest and penalties were recorded during the years ended December 31, 2017 and 2016. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

NOL Limitations

The Company’s utilization of net operating loss (“NOL”) carryforwards is subject to an annual limitation due to ownership changes that have occurred previously or that could occur in the future as provided in Section 382 of the Internal Revenue Code, as well as similar state provisions. Section 382 limits the utilization of NOLs when there is a greater than 50% change of ownership as determined under the regulations. Since its formation, the Company has raised capital through the issuance of capital stock and various convertible instruments which, combined with the purchasing shareholders’ subsequent disposition of these shares, has resulted in an ownership change as defined by Section 382, and could result in an ownership change in the future upon subsequent disposition.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2015, the Company had approximately $140,517,000 of federal and state NOL carryovers. As of November 9, 2016, the Company had a greater than 50% change in ownership under Section 382 of the Internal Revenue Code. Based on the calculations under Section 382, the NOL carryforward as of that date is limited to approximately $4,612,000. After the ownership change and through December 31, 2016, the Company had a taxable loss of approximately $2,948,000. For the year ended December 31, 2017, the Company had a taxable loss of approximately $8,536,000. The total federal and state NOLs of approximately $16,095,000 as of December 31, 2017 begin to expire starting in the year ending December 31, 2027.

Valuation Allowance

In assessing the realizability of deferred tax assets, the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, the Company has considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Since both goodwill and the FCC licenses are considered to be assets with indefinite lives for financial reporting purposes, the related deferred tax liabilities cannot be used as a source of future taxable income for purposes of determining the need for a valuation allowance. Based upon this evaluation, a full valuation allowance has been recorded as of December 31, 2017 and 2016. The change in valuation allowance was $1,068,307 and ($53,664,554), respectively, for the years ended December 31, 2017 and 2016 of which zero and $94,292, respectively, pertains to discontinued operations.

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

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. The carrying value of the Company’s long-term debt is carried at cost as the related interest rate is at terms that approximate rates currently available to the Company. There were no changes in the valuation techniques during the year ended December 31, 2017.

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2017	$7,568,982	$7,568,982	$-	$-
December 31, 2016	$12,272,444	$12,272,444	$-	$-

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2017, total future operating lease obligations were as follows:

Years Ending December 31,
2018	$8,058,035
2019	6,002,286
2020	3,950,287
2021	2,094,184
2022	938,660
Thereafter	444,398
Total	$21,487,850

Rent expenses were as follows:

	Year Ended December 31,
	2017	2016
Points of Presence	$8,693,892	$8,491,235
Corporate offices	220,309	335,713
Other	935,293	552,177
Total	$9,849,494	$9,379,125

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

In April 2017, the Company entered into a new lease agreement for its sales office located in Virginia. The lease commenced on April 15, 2017 and expires on December 31, 2017 with an automatic renewal equal to the original term. Total annual rent payments are fixed at $32,021 for the contract term. In June 2017, the Company leased additional office space in Virginia. The second lease commenced on June 1, 2017 and expires on December 31, 2017 with an automatic renewal equal to the original term. Total annual rent payments are fixed at $20,734 for the duration of the contract term. The company did not renew this location when the lease expired in December 2017.

In October 2017, the Company amended the lease agreement for its corporate offices and warehouse space located in Rhode Island. The amended lease commenced on January 1, 2018 and expires on December 31, 2024 with an option to renew for an additional five-year term through December 31, 2024. Total annual rent payments begin at $183,256 for 2018 and escalate by approximately 2.5% annually reaching $213,422 for 2024.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Capital Lease Obligations

The Company has entered into capital leases to acquire property and equipment expiring through August 2020. As of December 31, 2017, total future capital lease obligations were as follows:

Years Ending December 31,
2018	$436,000
2019	261,552
2020	72,000
Sub-Total	769,552
Less: Interest expense	80,686
Total capital lease obligations	$688,866
Current	$382,918
Long-Term	$305,948

Note 16 - Subsequent Events

On January 5, 2018, the Company entered into a separation agreement with Laura Thomas, who resigned as the Company's Chief Financial Officer. Pursuant to the separation agreement, Ms. Thomas will receive a severance payment of (i) current base salary of $240,000 through January 5, 2018, (ii) three months of current base salary of $240,000, payable in six bi-weekly payments of $10,000, less applicable statutory deductions and tax withholdings, (iii) $44,310 in earned annual bonus for the fiscal year ended December 31, 2017, and (iv) $5,077 in accrued but unused vacation time. In addition, all of Ms. Thomas’ outstanding options shall vest immediately.

Effective January 8, 2018, the Company entered into an employment agreement with John Macdonald pursuant to which he will serve as the Company’s Chief Financial Officer. The agreement has an initial term of two years and may be extended for additional one-year terms. Mr. Macdonald will receive an annual base salary of $175,000 and be eligible for an annual bonus of up to 50% of his base salary. In addition, Mr. Macdonald is eligible for stock compensation in the future, at the Board of Director’s discretion.

Effective January 26, 2018, the Company entered into a Forbearance to the Loan Agreement with Lender, as administrative agent to the lenders under the Loan Agreement entered into on October 16, 2014 by and among the Company, certain of its subsidiaries, Lender and the lenders party thereto. Pursuant to the Agreement, Lender, through March 30, 2018 (the “Forbearance Period”), waived the Company’s requirement to maintain at least $6,500,000 minimum in deposit accounts or securities accounts (the “$6,500,000 Minimum”) and agreed to forbear from exercising any of its rights with respect to an event of default related to the $6,500,000 Minimum. The Forbearance Period shall terminate upon the Company’s failure to maintain at least $4,000,000 minimum in deposit accounts or securities accounts or upon the occurrence of certain events of default.

The agreement was amended and restated effective February 28, 2018 to also include a forbearance of Section 6.1(a)(i) of the agreement “Qualified Auditor’s Report” in the event that the Company’s audited consolidated financial statements for the year ended December 31, 2017 contained a going concern explanatory paragraph. The agreement was further amended and restated effective March 30, 2018 to extend the forbearance period until April 15, 2018.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A - Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2017, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the second quarter of 2017, the Company had determined there was a material weakness in its system of internal control as it relates to monitoring compliance with covenants in its debt agreement. Management implemented a remediation plan, which was completed during the third quarter. The remediation plan included the following steps:

●

A detail covenant worksheet is compiled to include all financial and non-financial covenants. The covenant worksheet will include all covenants associated with current debt arrangements and will be modified to reflect any amendments to current debt and/or new debt arrangements.

●

The Company will ensure that the “Certificate of Financial Officer” certifying compliance with the covenants is provided to the lender concurrently with the delivery of the quarterly/annual financial statements.

The remediation was successfully tested as of December 31, 2017. On that basis, management concluded that the material weakness was remediated as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the fourth quarter of the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in 2013.

Based on our assessment, our management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

Item 9B - Other Information.

None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, and positions of the current directors and executive officers. Our directors hold office for one-year terms until the following annual meeting of stockholders and until his or her successor has been elected and qualified or until the director’s earlier resignation or removal. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

Name	Age	Position
Philip Urso	58	Chairman of the Board of Directors
Ernest Ortega	52	Chief Executive Officer and Director
Arthur G. Giftakis	51	Chief Operating Officer
John Macdonald	47	Chief Financial Officer
Howard L. Haronian, M.D.(1)(2)(3)	55	Director
William J. Bush(1)(2)	52	Director

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

Philip Urso co-founded Towerstream I, Inc. in December 1999. In February 2016, the Company appointed Mr. Urso to interim Chief Executive Officer. Mr. Urso resigned from his position as interim Chief Executive Officer with the appointment of Mr. Ortega to Chief Executive Officer in January 2017. Mr. Urso has served as a director and chairman since inception and as Chief Executive Officer from inception until November 2005. Mr. Urso has been the Company’s chairman and a director since it became public in 2007. In 1995, Mr. Urso co-founded eFortress and served as its president through 1999. From 1983 until 1997, Mr. Urso owned and operated a group of radio stations. In addition, Mr. Urso co-founded the regional cell-tower company, MCF Communications, Inc. Mr. Urso was appointed to the Board of Directors due to his significant experience in the wireless broadband and tower industries, his familiarity with the Company, as well as his extensive business management expertise.

Ernest Ortega has been our Chief Executive Officer since January 2017 and served on the Company’s Board of Advisors from January 2016 to January 2017. In January 2018, the Company appointed Mr. Ortega to serve as a director. Prior to his appointment as Chief Executive Officer, Mr. Ortega served as Chief Revenue Officer of Colt Technology Services from October 2015 to December 2016, as Chief Revenue Officer of Cogent Communications Holdings, Inc. (Nasdaq: CCOI) from August 2013 to October 2015 and as EVP Sales & Marketing of XO Communications from June 1999 to August 2013.

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

John Macdonald has been our Chief Financial Officer since January 2018. Mr. Macdonald joined the Company as Corporate Controller in March 2017. Prior to joining the Company, Mr. Macdonald was the Assistant Corporate Controller at KVH Industries, a leading provider of mobile connectivity products and guidance and stabilization solutions from February 2015 to February 2017. Prior to that, he was Director of Accounting at APC by Schneider Electric, a manufacturer of critical power products and solutions provider for data centers and other applications, from May 2010 to February 2015. He began his career with Ernst & Young LLP serving as an assurance manager. A licensed Certified Public Accountant (CPA) in Massachusetts, he holds a Master of Business Administration from Bryant University and a BS in Business Administration from the University of Rhode Island.

Howard L. Haronian, M.D., has served as a director of Towerstream I, Inc. since inception in December 1999. Dr. Haronian has been a director of the Company since it became public in 2007. Dr. Haronian is an interventional cardiologist and has been president of Cardiology Specialists, Ltd. of Rhode Island since 1994. Dr. Haronian has served on the clinical faculty of the Yale School of Medicine since 1994. Dr. Haronian graduated from the Yale School of Management Program for Physicians in 1999. Dr. Haronian has directed the Cardiac Catheterization program at The Westerly Hospital since founding the program in 2003. Dr. Haronian was appointed to the Board of Directors due to his extensive knowledge of the Company’s operations since its founding and his executive level experience at other organizations.

William J. Bush has been a director of the Company since January 2007. Since November 2016, Mr. Bush has served as the chief financial officer of Stem, Inc., which is building and operating the largest digitally connected energy storage network in the world.  From January 2010 to November 2016, Mr. Bush served as the chief financial officer of Borrego Solar Systems, Inc., one of the nation’s leading financiers, designers and installers of commercial and government grid-connected solar electric power systems. From October 2008 to December 2009, Mr. Bush served as the chief financial officer of Solar Semiconductor, Ltd., a private vertically integrated manufacturer and distributor of quality photovoltaic modules and systems targeted for use in industrial, commercial and residential applications with operations in India helping it reach $100 million in sales in its first 15 months of operation. Prior to that, Mr. Bush served as chief financial officer and corporate controller for a number of high growth software and online media companies as well as being one of the founding members of Buzzsaw.com, Inc., a spinoff of Autodesk, Inc. Prior to his work at Buzzsaw.com, Mr. Bush served as corporate controller for Autodesk, Inc. (NasdaqGM: ADSK), one of the largest software applications company in the world. His prior experience includes seven years in public accounting with Ernst & Young, and PricewaterhouseCoopers. Mr. Bush holds a B.S. degree in Business Administration from U.C. Berkeley and is a certified public accountant. Mr. Bush was appointed to the Board of Directors because he has significant experience in finance.

Board Leadership Structure and Risk Oversight

Our Audit Committee is primarily responsible for overseeing our risk management processes on behalf of our Board of Directors. The Audit Committee receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our Company’s assessment of risks. In addition, the Audit Committee reports regularly to the full Board of Directors which also considers our risk profile. The Audit Committee and the full Board of Directors focus on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board of Directors’ tolerance for risk. While the Board of Directors oversees our Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach to address the risks facing our Company.

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

Board Committees

Since January 2007, the standing committees of our Board of Directors consist of an Audit Committee, a Compensation Committee and a Nominating Committee. Each member of our committees is “independent” as such term is defined under and required by the federal securities laws and the rules of the NASDAQ Stock Market. The charters of each of the committees have been approved by our Board of Directors and are available on our website at www.towerstream.com.

Audit Committee

The Audit Committee is comprised of two directors: William J. Bush and Howard L. Haronian, M.D. Mr. Bush is the Chairman of the Audit Committee. The Audit Committee’s duties include recommending to our Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by independent public accountants, including their recommendations to improve our system of accounting and our internal control over financial reporting. The Audit Committee oversees the independent auditors, including their independence and objectivity. However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors. The Audit Committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the Audit Committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors. Each of our Audit Committee members possesses an understanding of financial statements and generally accepted accounting principles. The Board of Directors has determined that Mr. Bush is an “audit committee financial expert” as defined in Item 407(d) (5) (ii) of Regulation S-K. The designation of Mr. Bush as an “audit committee financial expert” will not impose on him any duties, obligations or liability that are greater than those that are generally imposed on him as a member of our Audit Committee and Board of Directors, and his designation as an “audit committee financial expert” will not affect the duties, obligations or liability of any other member of our Audit Committee or Board of Directors.

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

Nominating Committee

The Nominating Committee is comprised of one director: Howard L. Haronian, M.D. Dr. Haronian is Chairman of the Nominating Committee. The Nominating Committee considers and makes recommendations on matters related to the practices, policies and procedures of the Board of Directors and takes a leadership role in shaping our corporate governance. As part of its duties, the Nominating Committee assesses the size, structure and composition of the Board of Directors and its committees, and coordinates the evaluation of Board of Directors performance. The Nominating Committee also acts as a screening and nominating committee for candidates considered for election to the Board of Directors.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Compensation of Directors

In January 2017, Philip Urso, the Chairman of the Board of Directors, resigned from his position as Interim Chief Executive Officer. Effective February 1, 2017, the Company modified the terms of Mr. Urso’s compensation for a period of three months to assist in the transition of the new Chief Executive Officer. Mr. Urso received a monthly salary of $12,500, a car allowance of $1,000 per month and continued health insurance coverage for himself and his dependents. Beginning in May 2017, Mr. Urso received compensation as a director of the Company and paid his health insurance coverage.

The following table summarizes the compensation awarded during the fiscal year ended December 31, 2017 to our directors who are not named executive officers in the summary compensation table below:

Name	Fees Earned or Paid in Cash	Option Awards (3)(4)	Total
Philip Urso (1)	$77,500	$305	$77,805
Howard L. Haronian, M.D.	$60,000	$305	$60,305
Paul Koehler*	$60,000	$305	$60,305
William J. Bush	$60,000	$305	$60,305
Don MacNeil (2)	$35,000	$305	$35,305

*Effective January 9, 2018 resigned from his position as a member of the Board of Directors.

(1)

Represents compensation earned during the transition period of the new Chief Executive Officer from February 2017 through April 2017 and as the Chairman of the Board of Directors commencing on May 1, 2017.

(2)	Effective May 22, 2017, the Company appointed Mr. MacNeil to serve as a member of its Board of Directors. On January 9, 2018, Mr. MacNeil resigned from his position as a director.

(3)

Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. Our policy and assumptions made in the valuation of share-based payments are contained in Note 11 to our December 31, 2017 financial statements.

(4)	Option awards relate to the issuance in 2017 of options to purchase 34 shares at an exercise price of $12.00 each for Messrs. Urso, Koehler, Bush and MacNeil, and Dr. Haronian.

Pursuant to the 2008 Non-Employee Directors Compensation Plan (the “Directors Plan”) in effect in 2015, each non-employee director was entitled to receive periodic grants of ten-year options to purchase 34 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant and that vests monthly over a one year period. An initial grant was made upon such non-employee director’s election or appointment to our Board of Directors and thereafter annually on the first business day in June, subject to such director remaining on the Board of Directors. Non-employee directors also receive $50,000 per annum in cash. As a result of the additional responsibilities associated with such positions, the Chairman of the Board of Directors was entitled to receive an additional $10,000 per year, and the Chairman of the Audit and Compensation Committees were each entitled to receive an additional $5,000 per year.

On December 18, 2016, the Company adjusted monthly cash compensation for its independent directors to $5,000 per month effective December 1, 2016.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the year ended December 31, 2017, except that our Board of Directors (Messrs. Urso, Koehler, Bush and MacNeil, and Dr. Haronian) failed to file timely Form 4s for the grant of stock options to purchase shares of our common stock in June 2017.

Code of Ethics and Business Conduct

Our Board of Directors has adopted a code of ethics and business conduct that establishes the standards of ethical conduct applicable to all directors, officers and employees of Towerstream Corporation. The code of ethics and business conduct addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures, and internal control over financial reporting, corporate opportunities and confidentiality requirements. The Audit Committee is responsible for applying and interpreting our code of ethics and business conduct in situations where questions are presented to it. There were no amendments or waivers to the code of ethics and business conduct in fiscal 2017. Our code of ethics and business conduct is available for review on our website at www.towerstream.com. We will provide a copy of our code of ethics and business conduct free of charge to any person who requests a copy. Requests should be directed by e-mail to John Macdonald, our Chief Financial Officer, at jmacdonald@towerstream.com, or by mail to Towerstream Corporation, 76 Hammarlund Way, Middletown, Rhode Island 02842, or by telephone at (401) 848-5848.

Item 11 - Executive Compensation.

Summary Compensation Table

The following table summarizes the annual and long-term compensation paid to our chief executive officer and our other most highly compensated executive officers who were serving at the end of 2017, whom we refer to collectively in this Annual Report on Form 10-K as the “named executive officers”. In January 2017, Mr. Urso, the Chairman of the Board of Directors, resigned from his position as Interim Chief Executive Officer and the Company appointed Ernest Ortega as Mr. Urso’s successor. Mr. Larcombe resigned from his position with the Company in 2017 and the Company appointed Laura Thomas as Mr. Larcombe’s successor. Ms. Thomas resigned from her position in January 2018. In 2016, the Company adopted new compensation policies applicable to named executive officers under which they would receive lesser cash compensation amounts than previously paid plus equity incentives intended to align the interests of such executives with the interests of stockholders. Such policies reduced the obligation of the Company for payment of historical levels of cash compensation to executives, which the Company had been contractually obligated to pay pursuant to its employment agreements with executives.

Name and Principal Position	Year	Salary	Bonus		Option Awards(1)		Other		Total
Philip Urso	2017	$25,385	$-		$68,005	(2)	$-		$93,390
Former Interim Chief Executive Officer*	2016	$264,248	$-		$297,650	(3)	$-		$561,898

Ernest Ortega	2017	$325,365	$218,681	(4)	$261,323	(5)	$-		$805,369
Chief Executive Officer

Arthur G. Giftakis	2017	$230,000	$83,828	(6)	$59,632	(7)	$-		$373,460
Chief Operating Officer	2016	$190,615	$25,000		$360,567	(8)	$-		$576,182

Laura Thomas	2017	$152,308	$44,310	(9)	$64,871	(10)	$-		$261,489
Chief Financial Officer**

Frederick Larcombe	2017	$104,608	$-		$34,002	(11)	$35,840	(12)	$174,450
Former Chief Financial Officer***	2016	$148,480	$-		$-		$-		$148,480

Jeffrey M. Thompson	2016	$63,939	$-		$-		$277,083	(13)	$341,022
Former President and Chief Executive Officer****

Joseph P. Hernon	2016	$153,125	$-		$-		$81,250	(14)	$234,375
Former Chief Financial Officer*****

 *Resigned as Interim Chief Executive Officer on January 24, 2017

**Resigned as Chief Financial Officer on January 5, 2018

***Resigned as Chief Financial Officer on May 15, 2017

****Resigned as President and Chief Executive Officer on February 12, 2016

*****Resigned as Chief Financial Officer on June 3, 2016

(1)

Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. Our policy and assumptions made in the valuation of share-based payments are contained in Note 11 to our December 31, 2017 financial statements.

(2)

On February 3, 2017, Mr. Urso received a ten-year option to purchase 6,676 shares of common stock at an exercise price of $13.50 per share in recognition of his past service as Interim Chief Executive Officer. These options vested immediately.

(3)

In connection with his appointment to Interim Chief Executive Officer on February 16, 2016, Mr. Urso was granted a ten-year option to purchase 67 shares of common stock at an exercise price of $375.00 per share on March 4, 2016. These options vest immediately.

Mr. Urso was granted the following ten-year options as compensation for his appointment to Interim Chief Executive Officer:
a)	17 shares of common stock at an exercise price of $180.00 on March 31, 2016 which vest immediately;
b)	17 shares of common stock at an exercise price of $240.00 on April 29, 2016 which vest immediately;
c)	17 shares of common stock at an exercise price of $285.00 on May 31, 2016 which vest immediately;
d)	17 shares of common stock at an exercise price of $255.00 on June 30, 2016 which vest immediately; and
e)	7 shares of common stock at an exercise price of $187.50 on July 29, 2016 which vest immediately;

On August 19, 2016, Mr. Urso received a ten-year option to purchase 2,747 shares of common stock at an exercise price of $168.75 per share in recognition of services performed during 2016. These options vest quarterly over one year with the first tranche vesting on November 19, 2016.

(4)

Per his employment agreement, Mr. Ortega is eligible for an annual bonus of $300,000. The Compensation Committee has determined that his bonus will be based on the following metrics: 30% on churn, 30% on EBITDA and 40% on cash flows. Bonuses will be paid on the achievement percentage attained. For the year ended December 31, 2017, Mr. Ortega was awarded a bonus of $218,681 based on the following (cash flows and EBITDA dollars are in thousands):

Metric	Actual	Objective	Achievement of Objective	Bonus Value	Total Payout
Churn	1.31%	Less than 1.7%	123.0%	$90,000	$110,681
EBITDA	$(607)	$1,100	-%	$90,000	$-
Cash Flows	$(4,703)	$(4,500)	90.0%	$120,000	$108,000

(5)

In connection with his appointment to Chief Executive Officer on January 24, 2017, Mr. Ortega was issued options for the purchase of up to 27,162 shares of the Company's common stock at $12.75 per share for a period of ten years. Those options vest as follows: 4,178 will vest on January 24, 2018; 8,358 will vest in eight quarterly installments during the twenty-four months ending January 24, 2020; 7,313 will vest upon the achievement of three consecutive quarters of positive cash flow; and 7,313 will vest upon the sale of the Company's earth station assets in Miami, Florida for gross proceeds equal to or greater than $15,000,000.

(6)

Per his employment agreement, Mr. Giftakis is eligible for an annual bonus of $115,000. The Compensation Committee has determined that his bonus will be based on the following metrics: 30% on churn, 30% on EBITDA and 40% on cash flows. Bonuses will be paid on the achievement percentage attained.  For the year ended December 31, 2017, Mr. Giftakis was awarded a bonus of $83,828 based on the following (cash flows and EBITDA dollars are in thousands):

Metric	Actual	Objective	Achievement of Objective	Bonus Value	Total Payout
Churn	1.31%	Less than 1.7%	123.0%	$34,500	$42,428
EBITDA	$(607)	$1,100	-%	$34,500	$-
Cash Flows	$(4,703)	$(4,500)	90.0%	$46,000	$41,400

(7)

On February 3, 2017, Mr. Giftakis received a ten-year option to purchase 5,854 shares of common stock at an exercise price of $13.50 per share in recognition of services performed in 2016. These options vest ratably on a quarterly basis over the eight quarters immediately following the grant date.

(8)

In connection with his appointment to Chief Operating Officer on February 16, 2016, Mr. Giftakis was granted a ten-year option to purchase 400 shares of common stock at an exercise price of $375.00 per share on March 4, 2016. These options vest quarterly over a two year period with the first tranche vesting on June 4, 2016.

On August 19, 2016, Mr. Giftakis received a ten-year option to purchase 2,747 shares of common stock at an exercise price of $168.75 per share in recognition of services performed during 2016. These options vest quarterly over one year with the first tranche vesting on November 19, 2016.

(9)	Ms. Thomas was awarded a discretionary bonus as a result of her contributions in 2017 in assisting the Company towards achieving its financial and operational goals.

(10)

In connection with her appointment to Chief Financial Officer on May 15, 2017, Ms. Thomas was granted a ten-year option to purchase 7,556 shares of common stock at an exercise price of $11.25 per share. These options vest 25% after one year of service and the remaining to vest ratably over the following three years.

(11)

On February 3, 2017, Mr. Larcombe received a ten-year option to purchase 3,338 shares of common stock at an exercise price of $13.50 per share in recognition of services performed in 2016. These options vest ratably on a quarterly basis over the eight quarters immediately following the grant date.

(12)	As part of Mr. Larcombe’s separation agreement dated May 15, 2017, he received a severance payment of $35,840.

(13)

As part of Mr. Thompson’s separation agreement dated February 12, 2016, he received a payment of an amount approximately equal to the remaining term of Mr. Thompson's employment agreement which was to expire in October 2016.

(14)	As part of Mr. Hernon’s separation agreement dated June 3, 2016, he received a one-time payment equal to three months of his pay.

Grants of Plan-Based Awards

The following table summarizes the stock option awards granted to our named executive officers during the year ended December 31, 2017:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Share)(1)	Grant Date Fair Value of Stock and Option Awards($)(2)
Ernest Ortega	1/24/17	12,536	$12.75	$120,608
	1/24/17	14,626	$12.75	$140,708

Arthur G. Giftakis	2/3/17	5,854	$13.50	$59,632

Laura Thomas*	5/15/17	7,556	$11.25	$64,871

* Resigned as Chief Financial Officer on January 5, 2018

(1)

The exercise price of the stock options awarded was determined in accordance with the stock option plans, which provides that the exercise price for an option granted be the closing sale price for our common stock as quoted on the OTC Markets Group, Inc. on the date of grant.

(2)

Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. Our policy and assumptions made in the valuation of share-based payments are contained in Note 11 to our December 31, 2017 financial statements.

There were no restricted stock awards granted to our named executive officers during the year ended December 31, 2017.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards to our named executive officers as of December 31, 2017.

	Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Ernest Ortega	34	−		$525.00	12/31/25
	1,000	−		$111.00	9/15/26
	334	−		$15.00	1/2/27
	−	12,536	(1)	$12.75	1/23/27
	−	14,626	(2)	$12.75	1/23/27

Arthur G. Giftakis	5	−		$2,715.00	5/31/20
	60	−		$6,135.00	8/2/21
	40	−		$3,465.00	8/28/23
	17	−		$1,710.00	10/14/24
	20	−		$1,965.00	9/10/25
	350	50	(3)	$375.00	3/3/26
	2,747	−		$168.75	8/18/26
	2,195	3,659	(4)	$13.50	2/2/27

Laura Thomas*	-	7,556	(5)	$11.25	5/14/27

 *Resigned as Chief Financial Officer on January 5, 2018

(1)	Such option vests 33% after one year from the grant date and the remaining to vest ratably over the following eight quarters.

(2)

Such option vests one-half upon the achievement of three consecutive quarters of positive cash flow and one-half vests upon the sale of the Company's earth station assets in Miami, Florida for gross proceeds equal to or greater than $15,000,000.

(3)	Such option vests quarterly over a two year period, with the first tranche vesting on June 4, 2016.

(4)	Such option vests quarterly over a two year period, with the first tranche vesting on May 3, 2017.

(5)	Such option vests 25% after one year of service and the remaining to vest ratably over the following three years.

Option Exercises and Stock Vested

There were no options exercised or restricted stock vested during fiscal 2017 with respect to our named executive officers.

Employment Agreements and Change-in-Control

On February 16, 2016, the Board of Directors appointed Philip Urso as Interim Chief Executive Officer of the Company, for which he also serves as Chairman of the Board of Directors. In relation to Mr. Urso’s appointment to Interim Chief Executive Officer, the Board of Directors modified his compensation to increase his cash compensation to $25,000 per month. Mr. Urso was also awarded a one-time grant of 67 fully vested, ten-year options to purchase shares of the Company’s common stock, at an exercise price equal to the price of the Company’s common stock at market close on the day of the grant, March 4, 2016. In addition, Mr. Urso received 17 fully-vested, ten-year stock options on the last day of each month of his service as Interim Chief Executive Officer for the first four months as Interim Chief Executive Officer, and 7 shares per month due on the last day of each month of service as Interim Chief Executive Officer through July 2017, with all such options having an exercise price equal to the price of the Company’s common stock at market close on the day of the grant. On January 24, 2017, Mr. Urso resigned from his position as Interim Chief Executive Officer of the Company. The Company did not enter into any severance agreement with Mr. Urso in connection with his resignation. Effective February 1, 2017, the Company entered into an employment agreement with Mr. Urso, pursuant to which he will provide support and transition services to the Company’s new Chief Executive Officer for a period of three months. Under the terms of the agreement, Mr. Urso's compensation will consist of a salary of $12,500 per month, a car allowance of $1,000 per month, and health insurance coverage for himself and his dependents.

On February 16, 2016, the Board of Directors appointed Arthur Giftakis as Chief Operating Officer of the Company, for which he was serving as the Senior Vice President of Engineering and Operations of the Company at the time of his appointment. In connection to his appointment as Chief Operating Officer, Mr. Giftakis received a one-time bonus of $25,000. He also received ten-year options to purchase 400 shares of the Company’s common stock having an exercise price equal to the price of the Company’s common stock at market close on March 4, 2016, and which options vest over the course of two years in equal quarterly installments. On November 23, 2016, the Company entered into an employment agreement with Mr. Giftakis to which he will serve as the Company’s Chief Operating Officer for a base salary of $230,000 per year. He is eligible for bonus compensation of up to $115,000 per year in cash, stock or options, as approved at the discretion of the Compensation Committee. His employment agreement has a term of two years and may automatically be renewed for additional one year terms unless earlier terminated by either party with three months prior notice. Upon termination for any reason, Mr. Giftakis is entitled to accrued but unpaid salary and bonus. Upon termination without cause by the Company, for good reason by Mr. Giftakis or within 180 days of a change of control, he will be entitled to the greater of his base salary through the balance of the employment period or twelve months base salary, continued participation in the Company’s benefits plans to be paid by the Company and immediate vesting of all stock option and other equity awards.

Effective June 14, 2016, Frederick Larcombe joined the Company as Chief Financial Officer. His agreement with the Company, as amended, provides for compensation of $5,120 per week for his services through June 30, 2018. Mr. Larcombe resigned from his position as Chief Financial Officer on May 15, 2017 upon the appointment of Laura Thomas as Chief Financial Officer. The Company entered into a separation agreement with Mr. Larcombe.  Under the terms of the separation agreement, Mr. Larcombe, through June 30, 2017, provided consulting and support services to the Company.  Mr. Larcombe will receive a severance payment of an aggregate of $35,840, payable in six weekly installments provided that Mr. Larcombe has provided the requested services under the separation agreement. In addition, all of Mr. Larcombe’s outstanding options vested immediately and, unless exercised prior to May 15, 2018, shall be forfeited.

On January 24, 2017, the Company entered into an employment agreement with Ernest Ortega pursuant to which he will serve as the Company’s Chief Executive Officer. The agreement has a term of eighteen months and automatically renews for additional one-year terms unless earlier terminated by either party within three months prior to the renewal date. Mr. Ortega will receive a base salary of $350,000 per year and is eligible for bonus compensation of up to $300,000 per year, as approved at the discretion of the Board of Directors. In addition, the Company issued options for the purchase of up to 27,162 shares of the Company common stock at $12.75 per share for a period of ten years. Those options vest as follows: 4,178 will vest on January 24, 2018; 8,358 will vest in eight quarterly installments during the twenty-four months ending January 24, 2020; 7,313 will vest upon the achievement of three consecutive quarters of positive cash flow; and 7,313 will vest upon the sale of the Company's earth station assets in Miami, Florida for gross proceeds equal to or greater than $15,000,000. Upon termination of employment for any reason, Mr. Ortega shall be entitled to: (i) all base salary earned through the date of termination, (ii) any annual bonuses earned through the date of termination, (iii) any and all reasonable expenses paid or incurred in connection with and related to the performance of his duties and responsibilities for the Company during the period ending on the termination date, (iv) any accrued but unused vacation time through the date of termination and (v) all share awards earned and vested prior to the date of termination. In the event of termination by the Company without cause, by Mr. Ortega for good reason or following a change of control, Mr. Ortega shall also be entitled to his continued base salary through the remainder of the term of employment.

On May 15, 2017, the Company entered into an employment agreement with Laura Thomas. Ms. Thomas received an annual base salary of $240,000 and will be eligible for an annual bonus of up to 50% of her base salary. In addition, she was issued options to purchase up to 2% of the Company’s common stock on a fully diluted basis as of May 15, 2017, 25% of which will vest after one year of service and the remaining to vest ratably over the following three years. In the event of resignation for Good Reason (as defined in the Employment Agreement) or termination other than for Cause (as defined in the Employment Agreement) within 180 days of a Change of Control, Ms. Thomas will be entitled to a severance payment equal to (i) the greater of her continued base salary through the balance of the term, as renewed, or 12 months of her then bases Salary, (ii) continued participation in Company welfare benefit plans (including health benefits) on the same terms as immediately prior to termination and to be paid in full by the Company for not less than 12 months of continuation of benefits and (iii) immediate vesting of all stock options and equity awards; provided, that she executes an agreement releasing Company and its affiliates from any liability. The agreement has an initial term of two years and may be extended for additional one year terms. On January 5, 2018, Laura Thomas resigned from her position as Chief Financial Officer and entered into a separation agreement with the Company. Pursuant to the separation agreement, Ms. Thomas will receive a severance payment of (i) current base salary of $240,000 through January 5, 2018, (ii) three months of current base salary of $240,000, payable in six bi-weekly payments of $10,000, less applicable statutory deductions and tax withholdings, (iii) $44,310 in earned annual bonus for the fiscal year ended December 31, 2017, and (iv) $5,077 in accrued but unused vacation time. In addition, all of Ms. Thomas’ outstanding options shall vest immediately.

Effective January 8, 2018, the Company entered into an employment agreement with John Macdonald pursuant to which he will serve as the Company’s Chief Financial Officer. The agreement has an initial term of two years and may be extended for additional one year terms. Mr. Macdonald will receive an annual base salary of $175,000 and be eligible for an annual bonus of up to 50% of his base salary. In addition, Mr. Macdonald is eligible for stock compensation in the future, at the Board of Director’s discretion. In the event of resignation for Good Reason (as defined in the Employment Agreement) or termination other than for Cause (as defined in the Employment Agreement) within 180 days of a Change of Control, Mr. Macdonald will be entitled to a severance payment equal to (i) the greater of his continued base salary through the balance of the term, as renewed, or 6 months of his then base salary, (ii) continued participation in Company welfare benefit plans (including health benefits) on the same terms as immediately prior to termination and to be paid in full by the Company for not less than 12 months of continuation of benefits and (iii) immediate vesting of all stock options and equity awards; provided, that he executes an agreement releasing Company and its affiliates from any liability.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 23, 2018 by:

●	each person known by us to beneficially own more than 5% of our common stock (based solely on our review of SEC filings);
●	each of our directors;
●	each of our named executive officers listed in the section entitled “Summary Compensation Table” under Executive Compensation; and
●	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of, with respect to the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Towerstream Corporation, 76 Hammarlund Way, Middletown, Rhode Island 02842, unless otherwise indicated. As of March 23, 2018, there were 394,399 shares of our common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class (1)
5% Stockholders:
HS Contrarian Investments, LLC (2)	43,822	(3)	9.99%
68 Fiesta Way
Fort Lauderdale, FL 33301

Barry Honig	34,822	(4)	8.83%
555 South Federal Highway #450
Boca Raton, FL 33432

Delaney Equity Group, LLC	31,897	(5)	8.09%
2401 PGA Blvd, Suite 110
Palm Beach Gardens, FL 33410

Directors and Named Executive Officers:
Ernest Ortega	6,599	(6)	1.65%
Philip Urso	10,682	(7)	2.64%
William J. Bush	1,574	(8)	*
Howard L. Haronian, M.D.	2,253	(9)	*
Arthur G. Giftakis	6,949	(10)	1.73%
John Macdonald	-		*
All directors and executive officers as a group (6 persons)	28,057		6.67%
	(6)(7)(8)(9)(10)

Frederick Larcombe (11)	3,338	(12)	*
Laura W. Thomas (13)	7,556	(14)	1.88%
Paul Koehler (13)	1,547	(15)	*
Donald MacNeil (13)	20	(16)	*

 * Less than 1%.

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 23, 2018. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	John Stetson is the Managing Member of HS Contrarian Investments, LLC and in such capacity, is deemed to hold voting and dispositive power of the securities held by HS Contrarian Investments, LLC.

(3)

Based on a Schedule 13G/A filed by the reporting person on February 13, 2018. Represents 43,822 shares of common stock underlying Series G Preferred Stock held by HS Contrarian Investments, LLC (“HSCI”). Excludes (i) 27,911 shares of common stock underlying Series G Preferred Stock held by HSCI and (ii) 53,440 shares of common stock underlying Series H Preferred Stock held by HSCI. Each of the foregoing series of preferred stock contains an ownership limitation such that the holder may not exercise any of such securities to the extent that such exercise would result in the holder’s beneficial ownership being in excess of 9.99% of the Issuer’s issued and outstanding common stock together with all shares owned by the holder and its affiliates. John Stetson is the Manager of HSCI and in such capacity has voting and dispositive power over the securities held by such entity.

(4)

Based on a Schedule 13G filed by the reporting person on February 14, 2018. Represents (ii) 11,825 shares of common stock held by Barry Honig and (ii) 22,997 shares of common stock held by 401K. Barry Honig is the trustee of 401K and in such capacity has voting and dispositive power over the securities held by such entity. Barry Honig may be deemed to hold sole voting and dispositive power over 11,825 shares of common stock and shared voting and dispositive power over 22,997 shares of common stock. 401K may be deemed to hold shared voting and dispositive power over 22,997 shares of common stock.

(5)

Based on a Schedule 13G filed on January 30, 2018. Represents shares of common stock held by Delaney Equity Group LLC. David Delaney is the Managing Member of Delaney Equity Group LLC and in such capacity has voting and dispositive power over the securities held by such entity.

(6)	Includes 6,599 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(7)

Includes 9,762 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days. Excludes 70 shares of common stock held in a trust for the benefit of Mr. Urso’s minor children, of which Mr. Urso is not a trustee. Mr. Urso disclaims beneficial ownership of the shares held in that trust.

(8)	Includes 1,547 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(9)

Includes 7 shares of common stock held by Dr. Haronian’s wife, for which Dr. Haronian has an indirect interest in, and 1,530 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(10)	Includes 6,948 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(11)	Resigned from all positions with the Company in May 2017.

(12)	Consists of 3,338 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(13)	Resigned from all positions with the Company in January 2018.

(14)	Consists of 7,556 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(15)	Consists of 1,536 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(16)	Consists of 20 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

Item 13 - Certain Relationships and Related Transactions, and Director Independence.

Related parties can include any of our directors or executive officers, certain of our stockholders and their immediate family members. Each year, we prepare and require our directors and executive officers to complete Director and Officer Questionnaires identifying any transactions with us in which the officer or director or their family members have an interest. This helps us identify potential conflicts of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with the interests of the Company as a whole. Our code of ethics and business conduct requires all directors, officers and employees who may have a potential or apparent conflict of interest to immediately notify our Audit Committee of the Board of Directors, which is responsible for considering and reporting to the Board of Directors any questions of possible conflicts of interest of Board of Directors members. Our code of ethics and business conduct further requires pre-clearance before any employee, officer or director engages in any personal or business activity that may raise concerns about conflict, potential conflict or apparent conflict of interest. Copies of our code of ethics and business conduct and the Audit Committee charter are posted on the corporate governance section of our website at www.towerstream.com.

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

Director Independence

Each of William J. Bush and Howard L. Haronian, M.D. are independent directors, as provided in NASDAQ Marketplace Rule 5605(a)(2).

Item 14 - Principal Accountant Fees and Services.

The following table sets forth the fees that the Company accrued or paid to Marcum LLP for the fiscal 2017 and fiscal 2016.

	2017	2016
Audit Fees(1)	$303,325	$378,857
Audit-Related Fees(2)	−	−
Tax Fees(3)	−	−
All Other Fees	−	−
Total	$303,325	$378,857

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

3.13

Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on November 22, 2016).

3.14

Certificate of Designations, Preferences and Rights of Series F Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 3, 2017).

3.15

Certificate of Amendment to Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on January 3, 2017).

3.16

Certificate of Designations, Preferences and Rights of Series G Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on May 26, 2017).

3.17

Certificate of Designations, Preferences and Rights of Series H Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on May 26, 2017).

3.18

Certificate of Amendment to the Certificate of Incorporation of Towerstream Corporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Towerstream Corporation filed with the Securities and Exchange Commission on September 28, 2017).

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

10.7

First Amendment to Office Lease dated August 8, 2007, amending Office Lease Agreement dated March 21, 2007 (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 18, 2009).

10.8**

2008 Non-Employee Directors Compensation Plan (Incorporated by reference to Exhibit B to the Proxy Statement on Schedule 14A of Towerstream Corporation filed with the Securities and Exchange Commission on September 14, 2010).

10.9**

2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A of Towerstream Corporation filed with the Securities and Exchange Commission on September 14, 2010).

10.10

Second Amendment to Office Lease Agreement dated September 12, 2013, amending Office Lease Agreement dated March 21, 2007 (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 17, 2014).

10.11

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

10.12

Security Agreement dated October 16, 2014 by and among Towerstream Corporation, Towerstream I, Inc., Hetnets Tower Corporation, Alpha Communications Corp., Omega Communications Corp., and Towerstream Houston, Inc., as Grantors, in favor of Melody Business Finance LLC, as Administrative Agent (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 12, 2015).

10.13

Warrant and Registration Rights Agreement dated October 16, 2014 by and among Towerstream Corporation and the warrant holders named therein (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 12, 2015).

10.14

Form of A-Warrant Certificate (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 12, 2015).

10.15

Form of B-Warrant Certificate (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 12, 2015).

10.16**

Separation Agreement by and between Jeffrey M. Thompson and Towerstream Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2016).

10.17

Asset Purchase Agreement dated March 9, 2016, by and among Towerstream Corporation, Towerstream I, Inc. and Time Warner Cable Enterprises, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2016).

10.18****

Backhaul Agreement dated March 9, 2016, by and among Towerstream Corporation, Towerstream I, Inc. and Time Warner Cable Enterprises, LLC (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2016).

10.19

Mutual Termination Agreement dated March 9, 2016 by and between Time Warner Cable Enterprises, LLC and Hetnets Tower Corporation (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2016).

10.20

Consent and Release dated March 9, 2016, by and among Towerstream Corporation, Towerstream I, Inc., Hetnets Tower Corporation, Alpha Communications Corp., Omega Communications Corp., Towerstream Houston, Inc., and Melody Business Finance, LLC (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2016).

10.21

Amendment No. 1 to Warrant and Registration Rights Agreement dated March 9, 2016, by and between Towerstream Corporation and Melody Business Finance, LLC (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2016).

10.22**

Engagement Letter by and between Frederick Larcombe and Towerstream Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 8, 2016).

10.23**

Separation Agreement by and between Joseph Hernon and Towerstream Corporation (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 8, 2016).

10.24	Form of Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2016).
10.25	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2016).
10.26	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2016).
10.27	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2016).
10.28	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2016).
10.29

Form of Amendment to Securities Purchase Agreements, dated June 17, 2016 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2016).

10.30	Form of June Warrant (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2016).
10.31**

Consulting Agreement by and between Ernest Ortega and Towerstream Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 2016).

10.32

Form of Warrant Exchange Agreement dated September 14, 2016 (Incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1/A of Towerstream Corporation filed with the Securities and Exchange Commission on September 15, 2016).

10.33

Registration Rights Agreement by and among Towerstream Corporation and the Signatories thereto dated September 14, 2016 (Incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1/A of Towerstream Corporation filed with the Securities and Exchange Commission on September 15, 2016).

10.34**

Employment Agreement by and between Arthur Giftakis and Towerstream Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 25, 2016).

10.35**

Employment Agreement by and between Ernest Ortega and Towerstream Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 24, 2017).

10.36

Amendment No. 1 to Loan Agreement dated November 8, 2016 (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3/A of Towerstream Corporation filed with the Securities and Exchange Commission on November 30, 2016).

10.37

Purchase Agreement dated November 8, 2016 (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-3/A of Towerstream Corporation filed with the Securities and Exchange Commission on November 30, 2016).

10.38

Exchange Agreement dated November 9, 2016 (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-3/A of Towerstream Corporation filed with the Securities and Exchange Commission on November 30, 2016).

10.39

Form of Warrant issued November 9, 2016 (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-3/A of Towerstream Corporation filed with the Securities and Exchange Commission on November 30, 2016).

10.40

Registration Rights Agreement dated November 9, 2016 (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-3/A of Towerstream Corporation filed with the Securities and Exchange Commission on November 30, 2016).

10.41

Stock Purchase Agreement dated November 22, 2016 (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-3/A of Towerstream Corporation filed with the Securities and Exchange Commission on November 30, 2016).

10.42

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

10.44**

Employment Agreement by and between Laura W. Thomas and Towerstream Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2017).

10.45**

Separation Agreement by and between Frederick Larcombe and Towerstream Corporation (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2017).

10.46	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2017).
10.47***	Office Lease Agreement dated October 24, 2017 by and between Brookwood Middletown Tech, LLC (Landlord) and Towerstream I, Inc. (Tenant).
10.48**

Employment Agreement by and between John Macdonald and Towerstream Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2018).

10.49**

Separation Agreement by and between Laura Thomas and Towerstream Corporation (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2018).

10.50***	Forbearance to Loan Agreement with Melody Business Finance LLC dated January 26, 2018
10.51***	Forbearance to Loan Agreement with Melody Business Finance LLC dated February 28, 2018
10.52***	Forbearance to Loan Agreement with Melody Business Finance LLC dated March 30, 2018
14.1

Code of Ethics and Business Conduct (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on March 17, 2011).

21.1***	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm. ***
31.1	Section 302 Certification of Principal Executive Officer. ***
31.2	Section 302 Certification of Principal Financial Officer. ***
32.1	Section 906 Certification of Principal Executive Officer. ***
32.2	Section 906 Certification of Principal Financial Officer. ***
99.1	Unaudited Pro Forma Condensed Financial Information (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2016).

101.INS*****	XBRL Instance
101.SCH*****	XBRL Taxonomy Extension Schema
101.CAL*****	XBRL Taxonomy Extension Calculation
101.DEF*****	XBRL Taxonomy Extension Definition
101.LAB*****	XBRL Taxonomy Extension Labels
101.PRE*****	XBRL Taxonomy Extension Presentation

*	Management compensatory plan
**	Management contract
***	Filed herewith
****

A redacted version of this exhibit was filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2016.  An un-redacted version of this Exhibit has been separately filed with the Commission pursuant to an application for confidential treatment.  The confidential portions of the Exhibit have been omitted and are marked as such.

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

TOWERSTREAM CORPORATION

Date: April 2, 2018	By:	/s/ Ernest Ortega
Ernest Ortega
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John Macdonald
John Macdonald
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Philip Urso	Director - Chairman of Board of Directors	April 2, 2018
Philip Urso

/s/ Ernest Ortega	Chief Executive Officer	April 2, 2018
Ernest Ortega	(Principal Executive Officer)

/s/ John Macdonald	Chief Financial Officer	April 2, 2018
John Macdonald	(Principal Financial Officer and Principal Accounting Officer)

/s/ Howard L. Haronian, M.D.	Director	April 2, 2018
Howard L. Haronian, M.D.

/s/ William J. Bush	Director	April 2, 2018
William J. Bush