Form 10-Q
period 2018-03-31
TOWERSTREAM CORP
filed 2018-05-15
CIK 1349437

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 11, 2018, there were 394,399 shares of common stock, par value $0.001 per share, outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2018 and 2017 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Deficit for the Three Months Ended March 31, 2018 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017 (unaudited)	4-5

	Notes to Unaudited Condensed Consolidated Financial Statements	6-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	22

Item 4.	Controls and Procedures.	22

Part II	OTHER INFORMATION

Item 6.	Exhibits.	23

i

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,317,120	$7,568,982
Accounts receivable, net of reserves for uncollectible accounts of $100,717 and $95,884, respectively	864,234	912,333
Prepaid expenses and other current assets	347,513	242,320
Total Current Assets	6,528,867	8,723,635

Property and equipment, net	12,696,390	13,430,980

Intangible assets, net	1,922,656	2,242,471
Goodwill	1,674,281	1,674,281
Other assets	429,378	386,047
Total Assets	$23,251,572	$26,457,414

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$253,026	$1,150,861
Accrued expenses	1,320,269	1,622,036
Accrued interest	859,985	722,629
Deferred revenues	1,083,262	934,450
Current maturities of capital lease obligations	258,209	382,918
Current liabilities of discontinued operations	1,011,526	1,029,022
Deferred rent	90,837	78,048
Long-term debt (callable), net of debt discounts and deferred financing costs of $598,963 and $789,287, respectively	34,401,795	33,868,700
Total Current Liabilities	39,278,909	39,788,664

Long-Term Liabilities
Capital lease obligations, net of current maturities	364,478	305,947
Other	736,494	754,203
Total Long-Term Liabilities	1,100,972	1,060,150
Total Liabilities	40,379,881	40,848,814

Commitments (Note 15)

Stockholders' Deficit
Preferred stock, par value $0.001; 5,000,000 shares authorized
Series G Convertible Preferred - 538 shares issued and outstanding, respectively; Liquidation value of $538,000 as of March 31, 2018 and December 31, 2017	1	1
Series H Convertible Preferred - 501 shares issued and outstanding, respectively; Liquidation value of $501,000 as of March 31, 2018 and December 31, 2017	1	1
Common stock, par value $0.001; 200,000,000 shares authorized; 394,399 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	394	394
Additional paid-in-capital	174,819,646	174,733,113
Accumulated deficit	(191,948,351)	(189,124,909)
Total Stockholders' Deficit	(17,128,309)	(14,391,400)
Total Liabilities and Stockholders' Deficit	$23,251,572	$26,457,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017

Revenues	$6,441,802	$6,572,317

Operating Expenses
Infrastructure and access	2,688,722	2,708,311
Depreciation and amortization	1,703,597	2,433,501
Network operations	1,065,250	1,200,907
Customer support	474,816	367,682
Sales and marketing	748,001	864,976
General and administrative	1,167,760	1,537,728
Total Operating Expenses	7,848,146	9,113,105
Operating Loss	(1,406,344)	(2,540,788)
Other Expense
Interest expense, net	(1,417,098)	(1,272,272)
Total Other Expense	(1,417,098)	(1,272,272)
Net Loss	$(2,823,442)	$(3,813,060)

Net loss per common share – basic and diluted	$(7.16)	$(14.50)

Weighted average common shares outstanding – basic and diluted	394,399	262,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended March 31, 2018

	Series G Convertible Preferred Stock		Series H Convertible Preferred Stock		Common Stock		Additional Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2018	538	$1	501	$1	394,399	$394	$174,733,113	$(189,124,909)	$(14,391,400)

Stock-based compensation for options	-	-	-	-	-	-	86,533	-	86,533

Net Loss	-	-	-	-	-	-	-	(2,823,442)	(2,823,442)

Balance at March 31, 2018	538	$1	501	$1	394,399	$394	$174,819,646	$(191,948,351)	$(17,128,309)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(2,823,442)	$(3,813,060)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Provision for doubtful accounts	35,000	7,000
Depreciation for property, plant and equipment	1,383,782	2,015,617
Amortization for intangible assets	319,815	417,884
Amortization for debt discount and deferred financing costs	190,324	290,700
Interest added to principal	342,771	321,813
Accrued interest	137,356	-
Stock-based compensation - Options	86,533	352,281
Loss on the sale of property, plant and equipment	42,152	-
Stock-based compensation - Employee stock purchase plan	-	54
Deferred rent	(4,920)	(27,684)
Changes in operating assets and liabilities:
Accounts receivable	13,099	(114,890)
Prepaid expenses and other current assets	(105,193)	50,967
Other assets	(43,331)	(191)
Accounts payable	(897,835)	(148,858)
Accrued expenses	24,974	383,748
Deferred revenues	148,812	(46,860)
Total Adjustments	1,673,339	3,501,581
Net Cash Used In Continuing Operating Activities	(1,150,103)	(311,479)
Net Cash Used In Discontinued Operating Activities	(17,496)	(71,253)
Net Cash Used In Operating Activities	$(1,167,599)	$(382,732)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(915,354)	(556,530)
Proceeds from the sale of property, plant and equipment	15,000	-
Change in security deposits	-	(10,533)
Net Cash Used In Investing Activities	$(900,354)	$(567,063)

Cash Flows From Financing Activities
Repayment of capital leases	(183,909)	(254,800)
Issuance of common stock under employee stock purchase plan	-	304
Net Cash Used In Financing Activities	$(183,909)	$(254,496)

Net Decrease In Cash and Cash Equivalents
Continuing Operations	(2,234,366)	(1,133,038)
Discontinued Operations	(17,496)	(71,253)
Net Decrease In Cash and Cash Equivalents	(2,251,862)	(1,204,291)

Cash and Cash Equivalents – Beginning	7,568,982	12,272,444
Cash and Cash Equivalents – Ending	$5,317,120	$11,068,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Three Months Ended March 31,
Supplemental Disclosures of Cash Flow Information	2018	2017
Cash paid during the periods for:
Interest	$746,726	$661,419
Income taxes	$669	$730
Acquisition of property and equipment:
Included in accrued expenses	$278,905	$154,093
Included in capital leases	$117,731	$-
Interest added to note principal	$342,771	$321,813

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

On March 9, 2016, the Company completed a sale and transfer of certain assets pursuant to an asset purchase agreement with a large cable company (the "Buyer"). Under the terms of the agreement, the Buyer assumed certain rooftop leases and acquired ownership of and the right to operate the Wi-Fi access points and related equipment associated with such leases. The Company retained ownership of all backhaul and related equipment, and the parties entered into an agreement under which the Company provides backhaul services to the Buyer. The agreement is for a three-year period with two one-year renewals and is cancellable by the Buyer on sixty days’ notice. During the first quarter of 2016, the Company determined that it would not be able to sell the remainder of the NYC network, and accordingly, all remaining assets were redeployed into the fixed wireless network or written off.

In March 2018, the Company announced that its board of directors commenced an evaluation of strategic repositioning of the Company as it moves to leverage its existing key assets in major U.S. markets. In conjunction with such announcement, the Company is launching a concerted focus on indirect and wholesale channels and has retained Bank Street Group LLC as its independent financial advisor to explore strategic alternatives, including the sale of some or all of the Company’s business or assets.  There can be no assurances that the process will result in a transaction. Any potential strategic alternative will be evaluated by the board. The Company does not intend to discuss developments with respect to the evaluation process unless a transaction is approved, or disclosure becomes appropriate.

Note 2. Liquidity, Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2018, the Company had cash and cash equivalents of approximately $5.3 million and working capital deficiency of approximately $32.8 million. The Company incurred significant operating losses since inception and continues to generate losses from operations and as of March 31, 2018, the Company has an accumulated deficit of $191.9 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Management has also evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has monitored and reduced certain of its operating costs over the course of 2017 and into the first quarter of 2018. Historically, the Company has financed its operations through private and public placement of equity securities, as well as debt financing and capital leases. The Company’s ability to fund its longer term cash requirements is subject to multiple risks, many of which are beyond its control. The Company intends to raise additional capital, either through debt or equity financings or through the potential sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 3. Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full fiscal year for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2017, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of March 31, 2018, the Company had cash and cash equivalent balances of approximately $5.1 million in excess of the federally insured limit of $250,000.

Intrinsic Value of Stock Options and Warrants. The Company calculates the intrinsic value of stock options and warrants as the difference between the closing price of the Company’s common stock at the end of the reporting period and the exercise price of the stock options and warrants.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers”. The FASB has consolidated ASU 2014-19 and other revenue accounting standards for specialized transactions and industries into one Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company has adopted ASC 606 as of January 1, 2018 and utilized the modified retrospective method of adoption. See Note 13, Revenues, for further information regarding the implementation and required disclosures related to the Company’s revenues.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 Note 4.    Discontinued Operations

During the fourth quarter of 2015, the Company determined to exit the business conducted by Hetnets and curtailed activities in its smaller markets. The remaining network, located in NYC, was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and continuing into the first quarter of 2016 to sell the NYC network. On March 9, 2016, the Company completed a sale and transfer of certain assets pursuant to an asset purchase agreement with the Buyer. Under the terms of the agreement, the Buyer assumed certain rooftop leases and acquired ownership of and the right to operate the Wi-Fi access points and related equipment associated with such leases. The Company retained ownership of all backhaul and related equipment, and the parties entered into an agreement under which the Company provides backhaul services to the Buyer. The agreement is for a three-year period with two one-year renewals and is cancellable by the Buyer on sixty-days’ notice. In connection with the agreement, the Company transferred to the Buyer a net book value of network assets aggregating $2,660,041 in exchange for the backhaul agreement valued at $3,837,783. The backhaul agreement has been recorded as an intangible asset in the accompanying condensed consolidated balance sheets.

The components of the balance sheet accounts presented as discontinued operations were as follows:

	March 31, 2018	December 31, 2017

Liabilities:
Accrued expenses - leases	$1,011,526	$1,029,022
Total Current Liabilities	$1,011,526	$1,029,022

Accrued expenses represent the estimated cost of terminating the leases associated with the Hetnets business. Accordingly, disbursements associated with such activity during the period ended March 31, 2018 were recorded as reductions to that estimated liability. As of March 31, 2018 and based upon negotiations, settlements and experiences through that date, the Company had reduced that remaining estimated liability by $17,496 to $1,011,526.

Note 5. Property and Equipment, Net

Property and equipment, net is comprised of:

	March 31, 2018	December 31, 2017
Network and base station equipment	$43,954,530	$43,573,869
Customer premise equipment	35,628,144	34,996,202
Information technology	4,882,523	4,881,332
Furniture, fixtures and other	1,715,524	1,715,524
Leasehold improvements	1,516,039	1,651,300
Accrual – equipment received not invoiced	278,905	605,646
	87,975,665	87,423,873
Less: accumulated depreciation	75,279,275	73,992,893
Property and equipment, net	$12,696,390	$13,430,980

Depreciation expense for the three months ended March 31, 2018 and 2017 was $1,383,782 and $2,015,617, respectively.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	March 31, 2018	December 31, 2017
Network and base station equipment	$2,629,526	$2,629,526
Customer premise equipment	1,387,104	1,269,373
Information technology	1,860,028	1,860,028
	5,876,658	5,758,927
Less: accumulated depreciation	4,811,407	4,708,697
Property acquired through capital leases, net	$1,065,251	$1,050,230

Note 6. Goodwill and Intangible Assets, Net

Intangible assets, net consist of the following:

	March 31, 2018	December 31, 2017

Goodwill	$1,674,281	$1,674,281

Backhaul agreement	3,837,783	3,837,783
Less: accumulated amortization	2,665,127	2,345,312
Backhaul agreement, net	1,172,656	1,492,471

FCC licenses	750,000	750,000

Intangible assets, net	$1,922,656	$2,242,471

Amortization expense for the three months ended March 31, 2018 and 2017 was $319,815 and $417,884, respectively. The fair value of the backhaul agreement acquired in the transaction with the large cable company, as described in Note 4, is being amortized on a straight-line basis over the three-year term of the agreement. The Company’s licenses with the Federal Communications Commission (the “FCC”) are not subject to amortization as they have an indefinite useful life. Future amortization expense is as follows:

Remainder of 2018	959,446
2019	213,210
Total	$1,172,656

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2018	December 31, 2017
Payroll and related	$564,017	$515,448
Professional services	163,680	318,979
Other	138,208	279,374
Property and equipment	278,905	320,043
Network	175,459	188,192
Total	$1,320,269	$1,622,036

Network represents costs incurred to provide services to the Company’s customers including tower rentals, bandwidth, troubleshooting and gear removal.

Note 8. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	March 31, 2018	December 31, 2017

Deferred rent	$399,896	$417,605
Deferred taxes	336,598	336,598
Total	$736,494	$754,203

Note 9. Long-Term Debt

Long-term debt (callable) consists of the following:

	March 31, 2018	December 31, 2017
Principal	$35,000,758	$34,657,987
Unamortized debt discount	(598,963)	(789,287)
Total	$34,401,795	$33,868,700

In October 2014, the Company entered into a $35,000,000 note ("Note") with Melody Business Finance, LLC ("Lender") wherein the Company received net proceeds of $33,950,000 after a 3% original issue discount.

This Note matures on October 16, 2019 and accrues interest on the basis of a 360-day year at:

a)

A rate equal to the greater of: i) the sum of the one-month Libor rate on any given day plus 7% or ii) 8% per annum. The one-month Libor rate was 1.88% as of March 31, 2018. Interest accrued at this rate is paid in cash at the end of each quarter; plus

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

Effective January 26, 2018, the Company entered into a Forbearance to Loan Agreement (the “Agreement”) with the Lender, as administrative agent to the lenders under the loan agreement entered into on October 16, 2014 by and among the Company, certain of its subsidiaries, the Lender and the lender’s party thereto (the “Loan Agreement”). Pursuant to the Agreement, the Lender, through March 30, 2018 (the “Forbearance Period”), waived the Company’s requirement to maintain at least $6,500,000 minimum in deposit accounts or securities accounts (the “$6,500,000 Minimum”) and agreed to forbear from exercising any of its rights with respect to an event of default related to the $6,500,000 Minimum provided that the interest on the Note shall accrue at the default rate. The Forbearance Period shall terminate upon the Company’s failure to maintain at least $4,000,000 minimum in deposit accounts or securities accounts or upon the occurrence of certain events of default. The Agreement was amended and restated effective February 28, 2018 to also include a forbearance of Section 6.1(a)(i) of the Loan Agreement “Qualified Auditor’s Report” in the event that the Company’s audited consolidated financial statements for the year ended December 31, 2017 contained a going concern qualification. The Agreement was further amended and restated effective March 30, 2018 to extend the forbearance period until April 15, 2018. The Company has classified long term debt within current liabilities as of March 31, 2018 and December 31, 2017, respectively. Effective April 15, 2018, the Company entered into a second amended and restated Forbearance to Loan Agreement (the “Second Amended and Restated Agreement”) with the Lender as more fully discussed in Note 16 Subsequent Events.

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

On November 8, 2016 and in connection with a financing transaction, an investor acquired $5,000,000 of the Company's obligations to the Lender consisting of principal and accrued interest of $4,935,834 and $64,166, respectively. The investor then immediately exchanged such obligations for 1,000 shares of the Company's Series D Convertible Preferred Stock and warrants for the purchase of up to 53,334 shares of the Company's common stock. In connection with that exchange, the Company:

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company recorded interest expense of $1,210,697 and $965,439 for the three months ended March 31, 2018 and 2017, respectively. Of those amounts, the Company will pay the Lender $867,926 and $643,626 and add $342,771 and $321,813 of interest to the principal amount of the Note during the three months ended March 31, 2018 and 2017, respectively.

The Company recorded amortization expense of $190,324 and $290,700 for the three months ended March 31, 2018 and 2017, respectively, and classified those amounts as interest expense.

Note 10. Stock Options and Warrants

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

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	-%	1.7%
Expected volatility	-%	110%
Expected life (in years)	-	4.2
Expected dividend yield	-	-
Estimated forfeiture rates	-%	20%
Weighted average per share grant date fair value	$-	$9.84
Stock-based compensation	$86,533	$352,281

The risk-free interest rate was based on rates established by the Federal Reserve. The expected volatility was based upon the historical volatility for the Company’s common stock. The Company utilized historical data to determine the expected life of stock options. The dividend yield reflected the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future. Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized amount of stock options expense totaled $141,635 as of March 31, 2018 which will be recognized over a weighted-average period of 1.6 years.

Option transactions under the stock option plans during the three months ended March 31, 2018 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of January 1, 2018	76,601	$117.42
Granted during 2018	-	-
Cancelled /expired	(163)	544.60
Outstanding as of March 31, 2018	76,438	$116.51
Exercisable as of March 31, 2018	50,055	$168.87

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Cancellations for the three months ended March 31, 2018 consisted of 149 related to employee terminations and 14 were associated with the expiration of options.

The weighted average remaining contractual life of the outstanding options as of March 31, 2018 was 8.7 years.

There was no intrinsic value associated with the options outstanding and exercisable as of March 31, 2018. The closing price of the Company’s common stock at March 31, 2018 was $3.50 per share.

Stock Warrants

There were 2,400 warrants outstanding and exercisable as of March 31, 2018 and December 31, 2017, respectively, with a weighted-average exercise price of $1,265.00. The weighted average remaining contractual life of the warrants was 4.1 years.

There was no aggregate intrinsic value associated with the warrants outstanding and exercisable as of March 31, 2018.

Note 11. Employee Stock Purchase Plan

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum number of 334 shares of common stock can be issued under the ESPP Plan of which all of the authorized shares have been issued as of March 31, 2018. There were no participants in the ESPP Plan during the three months ended March 31, 2018. During the three months ended March 31, 2017, a total of 30 shares were issued under the ESPP Plan with a fair value of $358. The Company recognized $54 of stock-based compensation related to the 15% discount for the three months ended March 31, 2017.

Note 12. Fair Value Measurement

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the three months ended March 31, 2018.

Note 13. Revenues

In May 2014, the FASB issued ASC 606, “Revenue from Contracts with Customers.” The core principle of ASC 606 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company has adopted ASC 606 as of January 1, 2018 and utilized the modified retrospective method of adoption which includes the deferral of commission costs associated with obtaining its customer contracts and revenues associated with customer installations.  The impact to revenues for the quarter ended March 31, 2018 was a reduction of $65,576 as a result of applying Topic 606.  The prior year information has not been restated as the application of Topic 606 did not have a material impact on the accounting treatment of 2017 revenues and continues to be reported under the accounting standards in effect for that period.

Revenue Recognition

Generally, the Company considers all revenues as arising from contracts with customers.  Revenue is recognized based on the five-step process outlined in ASC606:

Step 1 – Identify the Contract with the Customer – A contract exists when (a) the parties to the contract have approved the contract and are committed to perform their respective obligations, (b) the entity can identify each party’s rights regarding the goods or services to be transferred, (c) the entity can identify the payment terms for the goods or services to be transferred, (d) the contract has commercial substance and € it is probably that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Step 2 – Identify Performance Obligations in the Contract – Upon execution of a contract, the Company identifies as performance obligations each promise to transfer to the customer either (a) goods or services that are distinct or (b) a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer.  To the extent a contract includes multiple promised goods or services, the Company must apply judgement to determine whether the goods or services are capable of being distinct within the context of the contract.  If these criteria are not met, the goods or services are accounted for as a combined performance obligation.

Step 3 – Determine the Transaction Price – When (or as) a performance obligation is satisfied, the Company shall recognize as revenue the amount of the transaction price that is allocated to the performance obligation.  The contract terms are used to determine the transaction price.  Generally, all contracts include fixed consideration.  If a contract did include variable consideration, the Company would determine the amount of variable consideration that should be included in the transaction price based on expected value method.  Variable consideration would be included in the transaction price, if in the Company’s judgement, it is probable that a significant future reversal of cumulative revenue under the contract would not occur.

Step 4 – Allocate the Transaction Price – After the transaction price has been determined, the next step is to allocate the transaction price to each performance obligation in the contract.  If the contract only has one performance obligation, the entire transaction price will be applied to that obligation.  If the contract has multiple performance obligations, the transaction price is allocated to the performance obligations based on the relative standalone selling price (SSP) at contract inception.

Step 5 – Satisfaction of the Performance Obligations (and Recognize Revenue) – When an asset is transferred and the customer obtains control of the asset (or the services are rendered), the Company recognizes revenue.  At contract inception, the Company determines if each performance obligation is satisfied at a point in time or over time.  For device sales, revenue is recognized at a point in time when the goods are transferred to the customer and they obtain control of the asset.  For maintenance contracts, revenue is recognized over time as the performance obligations in the contracts are completed.

Disaggregation of Revenue

We provide fixed wireless business internet service to companies ranging from small businesses to fortune 500 companies.  The Company recognizes the total revenue provided under a contract ratably over the contract period, including any periods under which the Company has agreed to provide services at no cost. The Company generally enters into contractual agreements with its customers for periods ranging between one to three years.

Deferred Revenues

Customers are billed monthly in advance. Deferred revenues are recognized for that portion of monthly charges not yet earned as of the end of the reporting period. Deferred revenues are also recognized for certain customers who pay for their services in advance.

The Company also defers installation fees billed to the customer and commission costs associated with obtaining new contracts.  The installation fees and commission costs are amortized over the average contract term of new contracts. As of March 31, 2018, the Company had $65,576 of deferred installation fees which is included in Deferred Revenues on the Company’s condensed consolidated balance sheet and $105,550 of deferred commission costs included in Other Current Assets on the Company’s condensed consolidated balance sheet.

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

	Three Months Ended March 31,
	2018	2017
Stock options	76,438	70,587
Warrants	2,400	2,400
Series D Convertible Preferred Stock	-	41,100
Series F Convertible Preferred Stock	-	56,200
Series G Convertible Preferred Stock	71,734	-
Series H Convertible Preferred Stock	53,440	-
Total	204,012	170,287

 Note 15. Commitments

Operating Lease Obligations

The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through June 2023. Certain of these operating leases include extensions, at the Company's option, for additional terms ranging from one to fifteen years. Amounts associated with the extension periods have not been included in the table below as it is not presently determinable which options, if any, the Company will elect to exercise. As of March 31, 2018, total future operating lease obligations were as follows:

Remainder of 2018	$6,326,739
2019	6,582,121
2020	4,297,526
2021	2,401,804
2022	1,172,735
Thereafter	462,033
Total	$21,242,958

Rent expenses were as follows:

	Three Months Ended March 31,
	2018	2017
Points of Presence	$2,217,640	$2,106,103
Corporate offices	59,673	81,524
Other	2,37,290	97,256
Total	$2,514,603	$2,284,883

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

Capital Lease Obligations

The Company has entered into capital leases to acquire property and equipment expiring through August 2020. As of March 31, 2018, total future capital lease obligations were as follows:

Total Capital lease obligation:
Remainder of 2018	$235,122
2019	274,230
2020	186,102
Subtotal	695,454
Less: Interest Expense	(72,767)
Total	$622,687

Total Capital lease obligation:
Current	$258,209
Long-term	364,478
Total	$622,687

Note 16 - Subsequent Events

Effective April 15, 2018, the Company entered into a second amended and restated Forbearance to Loan Agreement (the “Second Amended and Restated Agreement”) with the Lender and the majority lenders under the Loan Agreement entered into on October 16, 2014 by and among the Company, certain of its subsidiaries, the Lender and the lenders party thereto.  Pursuant to the Second Amended and Restated Agreement, the Lender and the majority lenders waived the Company’s requirement under Section 6.1(a)(i) of the Loan Agreement to deliver to the Lender an auditor’s report without a “going concern” qualification (the “Qualified Report”). The Forbearance Period is through June 30, 2018 (the “Second Forbearance Period”). In addition, the Lender, through the Second Forbearance Period, waived the Company’s requirement to maintain the $6,500,000 Minimum in deposit accounts or securities accounts and agreed to forbear from exercising any of its rights with respect to an event of default related to the Qualified Report through the Forbearance Period, which is June 30, 2018 and the $6,500,000 Minimum. The Second Forbearance Period shall terminate upon the Company’s failure to maintain at least $3,000,000 minimum in deposit accounts or securities accounts or upon the occurrence of certain events of default. The Company also agreed, among other things, (i) to certain milestones in connection with a proposed sale of the Company, (ii) subject to applicable law, to cease filing periodic reports with the Securities and Exchange Commission and (iii) to issue to the Lender a new series of preferred stock that will be entitled to receive upon a liquidation event a distribution as set forth in the Second Amended and Restated Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2018. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Network operations costs relate to the daily operations of our network and ensuring that our customers have connectivity within the terms of our service level agreement. We have employees based in our largest markets who are dedicated to ensuring that our network operates effectively on a daily basis. Other employees monitor network operations from our network operating center which is located at our corporate headquarters. Payroll comprises approximately 60% to 70% of network operations costs. Information technology systems and support comprises approximately 10% to 20% of network operations costs.

Customer support costs relate to our continuing communications with customers regarding their service level agreement. Payroll comprises approximately 75% to 85% of customer support costs. Other costs include shipping, troubleshooting, and facilities related expenses.

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

As of March 31, 2018, we provide service to business customers in twelve metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. Although we provide services in multiple markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a network presence in a new market. These costs include building PoPs and network costs. Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a network presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period

Overview - Shared Wireless Infrastructure

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

As further described in Note 4 to our condensed consolidated financial statements, on March 9, 2016, the Company completed a sale and transfer of certain assets to the major cable company (the “Buyer”). The asset purchase agreement provided that the Buyer would assume certain rooftop leases in NYC and acquire ownership of the Wi-Fi access points and related equipment associated with operating the network. The Company retained ownership of all backhaul and related equipment and the parties entered into a backhaul services agreement under which the Company will provide bandwidth to the Buyer at the locations governed by the leases. The agreement is for a three-year period with two one-year renewals and is cancellable by the Buyer on sixty days’ notice. The operating results and cash flows for Hetnets have been presented as discontinued operations in these condensed consolidated financial statements.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Continuing Operations – Fixed Wireless

Revenues. Revenues totaled $6,441,802 during the three months ended March 31, 2018 compared to $6,572,317 during the three months ended March 31, 2017 representing a decrease of $130,515, or 2%. The decrease is due to the $65,576 net impact of adopting ASC 606 and fewer total customers offset by new customers having a higher average rate per unit, and a lower overall customer churn rate.

Customer Churn. Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.09% during the three months ended March 31, 2018 compared to 1.39% during the three months ended March 31, 2017. Churn levels can fluctuate from period to period depending upon whether customers move to a location not serviced by the Company, go out of business, or a myriad of other reasons.

Infrastructure and Access. Infrastructure and access totaled $2,688,722 for the three months ended March 31, 2018 compared to $2,708,311 for the three months ended March 31, 2017 representing a decrease of $19,589, or 1%. The decrease primarily relates to lower bandwidth costs offset by higher tower rental costs.

Depreciation and Amortization. Depreciation and amortization totaled $1,703,597 during the three months ended March 31, 2018 compared to $2,433,501 during the three months ended March 31, 2017 representing a decrease of $729,904 or 30%. Depreciation expense totaled $1,383,782 during the three months ended March 31, 2018 compared to $2,015,617 during the three months ended March 31, 2017 representing a decrease of $631,835, or 31%. The depreciation decrease is due to capital investment activity being lower than historical levels and a higher percentage of assets becoming fully depreciated.

Amortization expense totaled $319,815 during the three months ended March 31, 2018 compared to $417,884 during the three months ended March 31, 2017 representing a decrease of $98,069, or 23%.  The decrease in amortization expense was due to customer related intangible assets that were fully amortized as of the first quarter of 2018.

Network Operations. Network operations totaled $1,065,250 for the three months ended March 31, 2018 compared to $1,200,907 for the three months ended March 31, 2017 representing a decrease of $135,657, or 11%. The primary reason for the decrease is lower IT costs of $106,393, or 47%, due primarily to decreased third party support and software license fees.

Customer Support. Customer support totaled $474,816 for the months ended March 31, 2018 compared to $367,682 for the three months ended March 31, 2017 representing an increase of $107,134, or 29%. Payroll expense increased $48,365, or 16%, due to the addition of new employees in the 2018 period and support cost increased $58,769, or 100%, primarily due to higher maintenance costs.

Sales and Marketing. Sales and marketing expenses totaled $748,001 during the three months ended March 31, 2018 compared to $864,976 during the three months ended March 31, 2017 representing a decrease of $116,975, or 14%. Payroll expenses have decreased $140,378, or 25%, due to the reduction of employee headcount. Travel and entertainment decreased by $25,467, or 32%, due to cost savings initiatives, offset by increased indirect channel commissions of $52,651, or 25%, associated with the Company’s residual program which pays continuing commissions as long as the referred business is a customer.

General and Administrative. General and administrative expenses totaled $1,167,760 during the three months ended March 31, 2018 compared to $1,537,728 during the three months ended March 31, 2017 representing a decrease of $369,968, or 24%. Stock-based compensation decreased $265,802 as there were no options issued during the quarter, professional fees decreased $199,432, offset by increased payroll costs of $52,894.

Interest Expense, Net. Interest expense, net totaled $1,417,098 during the three months ended March 31, 2018 compared to $1,272,272 during the three months ended March 31, 2017 representing an increase of $144,826, or 11%. Interest expense relates to the $35,000,000 secured term loan which closed in October 2014 and capital lease arrangements. The increase is primarily attributable to the interest rate change which occurred with the forbearance agreement as more fully described in Note 9, Long-Term Debt to the condensed consolidated financial statements.

Liquidity and Capital Resources

Changes in capital resources during the three months ended March 31, 2018 and 2017 are described below.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2018, we had cash and cash equivalents of approximately $5.3 million and working capital deficiency of approximately $32.8 million. We have incurred significant operating losses since inception and continue to generate losses from operations and as of March 31, 2018, we have an accumulated deficit of $191.9 million. These matters raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Management has also evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Continuing Operations

Net Cash Used In Operating Activities. Net cash used in operating activities for the three months ended March 31, 2018 totaled $1,150,103 compared to $311,479 for the three months ended March 31, 2017 representing an increase of $838,624.  The increase in cash used in operations is due to a $983,390 increase in cash outflows associated with operating assets and liabilities, $844,852 decrease in non-cash items, offset by a decrease of $989,618 in net loss.

Net Cash Used in Investing Activities. Net cash used in investing activities for the three months ended March 31, 2018 totaled $900,354 compared to $567,063 for the three months ended March 31, 2017 representing an increase of $333,291. Cash capital expenditures totaled $915,354 in the 2018 period compared to $556,530 in the 2017 period representing an increase of $358,824. Capital expenditures can fluctuate from period to period depending upon the number of customer additions and upgrades, network construction activity related to increasing capacity or coverage, and other related reasons.

Net Cash Used In Financing Activities. Net cash used in financing activities for the three months ended March 31, 2018 totaled $183,909 compared to $254,496 for the three months ended March 31, 2017 representing a decrease of $70,587. The majority of the payments for both periods relate to capital lease payments.

Discontinued Operations

Net cash used in discontinued operations for the three months ended March 31, 2018 was $17,496 compared to $71,253 for the three months ended March 31, 2017, representing a decrease of $53,757. See Note 4 “Discontinued Operations” within the notes to our condensed consolidated financial statements for additional information about our discontinued operations.

Other Considerations

Debt Financing. In October 2014, we entered into a loan agreement (the “Loan Agreement”) with Melody Business Finance, LLC (the “Lender”). The Lender provided us with a five-year $35,000,000 secured term loan. The loan was issued at a 3% discount and the Company incurred $2,893,739 in debt issuance costs. Net proceeds were $31,056,260.

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

In connection with the Loan Agreement and pursuant to a Warrant and Registration Rights Agreement, we issued warrants to purchase 2,400 shares of common stock of which two-thirds have an exercise price of $1,890.00 and one-third have an exercise price of $15.00, subject to standard anti-dilution provisions. The warrants have a term of seven and a half years.

In November 2016, the Company entered into a series of agreements wherein $5,000,000 of the Company’s senior secured debt due to Lender was canceled and the Company simultaneously issued 1,000 shares of Series D Convertible Preferred Stock and warrants to purchase 53,334 shares of common stock at an exercise price of $100.50 per share.  The cancellation of that debt serves to reduce the balloon payment due in October 2019 by that amount and reduce interest payments by $400,000 on an annual basis.

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

Revenue Recognition. We generally enter into contractual agreements with our customers for periods ranging between one to three years. We recognize the total revenue provided under a contract ratably over the contract period including any periods under which we have agreed to provide services at no cost. Deferred revenues are recognized as a liability when billings are issued in advance of the date when revenues are earned. We apply the revenue recognition principles set forth under ASC 606 which provides for revenue to be recognized based on the application of a principle based five-step model as follows: (i) identification of the contract, (ii) identification of the performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue as the performance obligations are satisfied.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary market risk relates to interest rates. At March 31, 2018, all cash and cash equivalents are immediately available cash balances.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2018, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit, and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: May 15, 2018	By:	/s/ Ernest Ortega
Ernest Ortega Chief Executive Officer (Principal Executive Officer)

By:	/s/ John Macdonald
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

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit, and (v) related notes to these financial statements.