Form 10-Q
period 2018-06-30
TOWERSTREAM CORP
filed 2018-08-20
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 17, 2018, there were 394,409 shares of common stock, par value $0.001 per share, outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Deficit for the Six Months Ended June 30, 2018 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017 (unaudited)	4-5

	Notes to Unaudited Condensed Consolidated Financial Statements	6-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19-25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	25

Item 4.	Controls and Procedures.	25

Part II	OTHER INFORMATION

Item 6.	Exhibits.	26

i

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$4,659,088	$7,568,982
Accounts receivable, net of reserves for uncollectible accounts of $195,440 and $95,884, respectively	565,029	912,333
Prepaid expenses and other current assets	343,605	242,320
Total Current Assets	5,567,722	8,723,635

Property and equipment, net	12,164,741	13,430,980

Intangible assets, net	1,602,841	2,242,471
Goodwill	1,674,281	1,674,281
Other assets	433,857	386,047
Total Assets	$21,443,442	$26,457,414

Liabilities, Series I Preferred Stock and Stockholders’ Deficit

Current Liabilities
Accounts payable	$90,210	$1,150,861
Accrued expenses	789,153	1,622,036
Accrued interest	1,140,944	722,629
Deferred revenues	1,066,882	934,450
Current maturities of capital lease obligations	326,773	382,918
Current liabilities of discontinued operations	1,016,739	1,029,022
Deferred rent	103,626	78,048
Long-term debt (callable), net of debt discounts and deferred financing costs of $300,482 and $789,287, respectively	35,054,130	33,868,700
Total Current Liabilities	39,588,457	39,788,664

Long-Term Liabilities
Capital lease obligations, net of current maturities	470,654	305,947
Other	718,786	754,203
Total Long-Term Liabilities	1,189,440	1,060,150
Total Liabilities	40,777,897	40,848,814

Commitments (Note 16)

Series I Preferred Stock
Series I Preferred – 100 and 0 shares issued and outstanding, respectively; (Liquidation value – Note 10)	-	-

Stockholders' Deficit
Preferred stock, par value $0.001; 5,000,000 shares authorized
Series G Convertible Preferred – 538 shares issued and outstanding, respectively; Liquidation value of $538,000 as of June 30, 2018	1	1
Series H Convertible Preferred - 501 shares issued and outstanding, respectively; Liquidation value of $501,000 as of June 30, 2018	1	1
Common stock, par value $0.001; 200,000,000 shares authorized; 394,409 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	394	394
Additional paid-in-capital	174,844,680	174,733,113
Accumulated deficit	(194,179,531)	(189,124,909)
Total Stockholders' Deficit	(19,334,455)	(14,391,400)
Total Liabilities, Series I Preferred Stock and Stockholders' Deficit	$21,443,442	$26,457,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$6,220,758	$6,517,817	$12,662,560	$13,090,134

Operating Expenses
Infrastructure and access	2,756,943	2,622,723	5,445,665	5,331,034
Depreciation and amortization	1,603,807	2,100,281	3,307,404	4,533,782
Network operations	684,516	1,085,249	1,749,766	2,286,156
Customer support	362,844	391,335	837,660	759,017
Sales and marketing	385,661	976,790	1,133,662	1,841,766
General and administrative	840,689	1,514,141	2,008,450	3,051,869
Total Operating Expenses	6,634,460	8,690,519	14,482,607	17,803,624
Operating Loss	(413,702)	(2,172,702)	(1,820,047)	(4,713,490)
Other Expense
Interest expense, net	(1,817,477)	(1,295,041)	(3,234,575)	(2,567,313)
Total Other Expense	(1,817,477)	(1,295,041)	(3,234,575)	(2,567,313)
Net Loss	(2,231,179)	(3,467,743)	(5,054,622)	(7,280,803)
Deemed dividend to Series D and Series F preferred stockholders	-	(1,905,570)	-	(1,905,570)
Net loss attributable to common stockholders	$(2,231,179)	(5,373,313)	$(5,054,622)	$(9,186,373)

Net loss per common share – basic and diluted	$(5.66)	$(17.91)	$(12.82)	$(32.63)

Weighted average common shares outstanding – basic and diluted	394,409	299,983	394,409	281,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2018

(UNAUDITED)

	Series G Convertible		Series H Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2018	538	$1	501	$1	394,409	$394	$174,733,113	$(189,124,909)	$(14,391,400)
Stock based compensation for options	-	-	-	-	-	-	111,567	-	111,567
Net loss	-	-	-	-	-	-	-	(5,054,622)	(5,054,622)
Balance at June 30, 2018	538	$1	501	$1	394,409	$394	$174,844,680	$(194,179,531)	$(19,334,455)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(5,054,622)	$(7,280,803)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Provision for doubtful accounts	141,000	7,000
Depreciation for property and equipment	2,667,774	3,763,394
Amortization for intangible assets	639,630	770,388
Amortization for debt discount and deferred financing costs	488,805	557,022
Interest added to principal	696,625	661,677
Accrued interest	418,315	-
Stock-based compensation - Options	111,567	667,821
Stock-based compensation - Employee stock purchase plan	-	53
Loss on the sale of property, plant and equipment	42,152	-
Deferred rent	(9,839)	(55,370)
Changes in operating assets and liabilities:
Accounts receivable	206,304	(286,266)
Prepaid expenses and other current assets	(101,285)	(12,123)
Other assets	(47,810)	(3,328)
Accounts payable	(1,060,651)	(29,106)
Accrued expenses	(912,332)	(159,686)
Deferred revenues	132,432	(32,467)
Total Adjustments	3,412,687	5,849,009
Net Cash Used In Continuing Operating Activities	(1,641,935)	(1,431,794)
Net Cash (Used In) Provided By Discontinued Operating Activities	(12,283)	80,882
Net Cash Used In Operating Activities	(1,654,218)	(1,350,912)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(964,390)	(1,460,829)
Proceeds from the sale of property, plant and equipment	15,000	-
Change in security deposits	-	(12,925)
Net Cash Used In Investing Activities	(949,390)	(1,473,754)

Cash Flows From Financing Activities
Repayments of capital lease obligations	(306,286)	(479,231)
Issuance of common stock under employee stock purchase plan	-	305
Net Cash Used In Financing Activities	(306,286)	(478,926)

Net Decrease Cash and Cash Equivalents
Continuing Operations	(2,897,611)	(3,384,474)
Discontinued Operations	(12,283)	80,882
Net Decrease In Cash and Cash Equivalents	(2,909,894)	(3,303,592)

Cash and Cash Equivalents - Beginning	7,568,982	12,272,444
Cash and Cash Equivalents - Ending	$4,659,088	$8,968,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Six Months Ended June 30,
Supplemental Disclosures of Cash Flow Information	2018	2017
Cash paid during the periods for:
Interest	$1,671,680	$1,354,804
Income taxes	$12,794	$13,440
Acquisition of property and equipment:
Included in accrued expenses	$240,594	$201,222
Included in capital leases	$414,848	$-
Interest added to note principal	$696,625	$661,677

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

Note 2. Liquidity, Going Concern, and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2018, the Company had cash and cash equivalents of approximately $4.7 million and working capital deficiency of approximately $34.0 million. The Company incurred significant operating losses since inception and continues to generate losses from operations and as of June 30, 2018, the Company has an accumulated deficit of $194.2 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. Management has also evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has monitored and reduced certain of its operating costs over the course of 2017 and into the first half of 2018. Historically, the Company has financed its operations through private and public placement of equity securities, as well as debt financing and capital leases. The Company’s ability to fund its longer term cash requirements is subject to multiple risks, many of which are beyond its control. The Company intends to raise additional capital, either through debt or equity financings or through the potential sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In March 2018, the Company announced that its board of directors had commenced an evaluation of strategic repositioning of the Company as it moves to leverage its existing key assets in major U.S. markets. In conjunction with such announcement, the Company began to focus on indirect and wholesale channels and retained Bank Street Group LLC as its independent financial advisor to explore strategic alternatives, including the sale of some or all of the Company’s business or assets.  There can be no assurances that the process will result in a transaction. Any potential strategic alternative will be evaluated by the board. The Company does not intend to discuss developments with respect to the evaluation process unless a transaction is approved, or further disclosure becomes appropriate.

In May 2018, the Company adopted a management incentive plan pursuant to which it shall pay up to $2,000,000 in cash bonuses (subject to withholding and deductions) to officers, directors and employees upon either a sale of the Company or a sale of its assets in each case that results in the payment in full of the obligations due under the Loan Agreement (as defined in Note 9, Long-Term Debt) (a “Triggering Sale”). Payments under the management incentive plan shall pay participants an aggregate of $1,000,000 upon a Triggering Sale plus up to an additional aggregate of $1,000,000 to be earned proportionately for a Triggering Sale in which the implied enterprise value of the Company based on the consideration paid in such Triggering Sale increases from a minimum of $45,000,000 to a maximum of $55,000,000.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full fiscal year for any future period.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of June 30, 2018, the Company had cash and cash equivalent balances of approximately $4.4 million in excess of the federally insured limit of $250,000.

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

Goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired in an acquisition. Goodwill is not amortized but rather is reviewed annually in the fourth quarter for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable. The Company initially performs a qualitative assessment of goodwill which considers macro-economic conditions, industry and market trends, and the current and projected financial performance of the reporting unit. No further analysis is required if it is determined that there is a less than 50 percent likelihood that the carrying value is greater than the fair value. There were no indicators of impairment identified during the three and six months ended June 30, 2018.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers”. The FASB has consolidated ASU 2014-19 and other revenue accounting standards for specialized transactions and industries into one Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company has adopted ASC 606 as of January 1, 2018 and utilized the modified retrospective method of adoption. See Note 14, Revenues, for further information regarding the implementation and required disclosures related to the Company’s revenues.

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

Note 4.    Discontinued Operations

During the fourth quarter of 2015, the Company determined to exit the business conducted by Hetnets Tower Corporation and curtailed activities in its smaller markets. The remaining network, located in New York City, was the largest and had a lease access contract with a major cable company. As a result, the Company explored opportunities during the fourth quarter of 2015 and continuing into the first quarter of 2016 to sell the New York City network. On March 9, 2016, the Company completed a sale and transfer of certain assets pursuant to an asset purchase agreement with the major cable company (the “Buyer”). Under the terms of the agreement, the Buyer assumed certain rooftop leases and acquired ownership of and the right to operate the Wi-Fi access points and related equipment associated with such leases. The Company retained ownership of all backhaul and related equipment, and the parties entered into an agreement under which the Company provides backhaul services to the Buyer. The agreement is for a three-year period with two one-year renewals and is cancellable by the Buyer on sixty-days’ notice. In connection with the agreement, the Company transferred to the Buyer a net book value of network assets aggregating $2,660,041 in exchange for the backhaul agreement valued at $3,837,783. The backhaul agreement has been recorded as an intangible asset in the accompanying condensed consolidated balance sheets.

 TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The components of the balance sheet accounts presented as discontinued operations were as follows:

	June 30, 2018	December 31, 2017

Liabilities:
Accrued expenses - leases	$1,016,739	$1,029,022
Total Current Liabilities	$1,016,739	$1,029,022

Accrued expenses represent the estimated cost of terminating the leases associated with the Hetnets business. Accordingly, disbursements associated with such activity during the period ended June 30, 2018 were recorded as reductions to that estimated liability. As of June 30, 2018 and based upon negotiations, settlements and experiences through that date, the Company had reduced that remaining estimated liability by $12,283 to $1,016,739.

Note 5. Property and Equipment, Net

Property and equipment, net is comprised of:

	June 30, 2018	December 31, 2017
Network and base station equipment	$44,321,305	$43,573,869
Customer premise equipment	36,048,426	34,996,202
Information technology	4,885,481	4,881,332
Furniture, fixtures and other	1,715,524	1,715,524
Leasehold improvements	1,516,678	1,651,300
Accrual – equipment received not invoiced	240,594	605,646
	88,728,008	87,423,873
Less: accumulated depreciation	76,563,267	73,992,893
Property and equipment, net	$12,164,741	$13,430,980

Depreciation expense for the three months ended June 30, 2018 and 2017 was $1,283,992 and $1,747,777, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $2,667,774 and $3,763,394, respectively.

Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	June 30, 2018	December 31, 2017
Network and base station equipment	$2,680,000	$2,629,526
Customer premise equipment	1,633,747	1,269,373
Information technology	1,860,028	1,860,028
	6,173,775	5,758,927
Less: accumulated depreciation	4,905,188	4,708,697
Property acquired through capital leases, net	$1,268,587	$1,050,230

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 6. Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consist of the following:

	June 30, 2018	December 31, 2017

Goodwill	$1,674,281	$1,674,281

Backhaul agreement	3,837,783	3,837,783
Less: accumulated amortization	2,984,942	2,345,312
Backhaul agreement, net	852,841	1,492,471

FCC licenses	750,000	750,000

Intangible assets, net	$1,602,841	$2,242,471

Amortization expense for the three months ended June 30, 2018 and 2017 was $319,815 and $352,504, respectively. Amortization expense for the six months ended June 30, 2018 and 2017 was $639,630 and $770,388, respectively. The fair value of the backhaul agreement acquired in the transaction with a large cable company, as described in Note 4, is being amortized on a straight-line basis over the three-year term of the agreement.  The Company’s licenses with the Federal Communications Commission (the “FCC”) are not subject to amortization as they have an indefinite useful life. Future amortization expense is as follows:

Remainder of 2018	639,631
2019	213,210
Total	$852,841

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2018	December 31, 2017
Payroll and related	$174,359	$515,448
Professional services	100,672	318,979
Other	106,346	279,374
Property and equipment	240,594	320,043
Network	167,182	188,192
Total	$789,153	$1,622,036

Network represents costs incurred to provide services to the Company’s customers including tower rentals, bandwidth, troubleshooting and gear removal.

 TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 8. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	June 30, 2018	December 31, 2017
Deferred rent	$382,188	$417,605
Deferred taxes	336,598	336,598
Total	$718,786	$754,203

Note 9. Long-Term Debt

Long-term debt (callable) consists of the following:

	June 30, 2018	December 31, 2017
Principal	$35,354,612	$34,657,987
Unamortized debt discount	(300,482)	(789,287)
Total	$35,054,130	$33,868,700

In October 2014, the Company entered into a $35,000,000 note ("Note") with Melody Business Finance, LLC ("Lender") wherein the Company received net proceeds of $33,950,000 after a 3% original issue discount.

This Note matures on October 16, 2019 and accrues interest on the basis of a 360-day year at:

a)

A rate equal to the greater of: i) the sum of the one-month Libor rate on any given day plus 7% or ii) 8% per annum. The one-month Libor rate was 2.09% as of June 30, 2018. Interest accrued at this rate is paid in cash at the end of each quarter; plus

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Effective January 26, 2018, the Company entered into a Forbearance to Loan Agreement (the “Agreement”) with the Lender, as administrative agent to the lenders under the loan agreement entered into on October 16, 2014 by and among the Company, certain of its subsidiaries, the Lender and the lenders party thereto (the “Loan Agreement”). Pursuant to the Agreement, the Lender, through March 30, 2018 (the “Forbearance Period”), waived the Company’s requirement to maintain at least $6,500,000 minimum in deposit accounts or securities accounts (the “$6,500,000 Minimum”) and agreed to forbear from exercising any of its rights with respect to an event of default related to the $6,500,000 Minimum provided that the interest on the Note shall accrue at the default rate. The Forbearance Period shall terminate upon the Company’s failure to maintain at least $4,000,000 minimum in deposit accounts or securities accounts or upon the occurrence of certain events of default. The Agreement was amended and restated effective February 28, 2018 to also include a forbearance of Section 6.1(a)(i) of the Loan Agreement “Qualified Auditor’s Report” in the event that the Company’s audited consolidated financial statements for the year ended December 31, 2017 contained a going concern qualification. The Agreement was further amended and restated effective March 30, 2018 to extend the forbearance period until April 15, 2018.

Effective April 15, 2018, the Company entered into a second amended and restated Forbearance to Loan Agreement (the “Second Amended and Restated Agreement”) with the Lender and the majority lenders under the Loan Agreement.  Pursuant to the Second Amended and Restated Agreement, the Lender and the majority lenders waived the Company’s requirement under Section 6.1(a)(i) of the Loan Agreement to deliver to the Lender an auditor’s report without a “going concern” qualification  (the “Qualified Report”) through June 30, 2018. The Forbearance Period was extended through June 30, 2018 (the “Second Forbearance Period”). In addition, the Lender, through the Second Forbearance Period, waived the Company’s requirement to maintain the $6,500,000 Minimum in deposit accounts or securities accounts and agreed to forbear from exercising any of its rights with respect to an event of default related to the Qualified Report and the $6,500,000 Minimum through the Forbearance Period. The Second Forbearance Period shall terminate upon the Company’s failure to maintain at least $3,000,000 minimum in deposit accounts or securities accounts or upon the occurrence of certain events of default. The Company also agreed, among other things, (i) to certain milestones in connection with a proposed sale of the Company, (ii) subject to applicable law, to cease filing periodic reports with the Securities and Exchange Commission and (iii) to issue to the Lender a new series of preferred stock that will be entitled to receive upon a liquidation event a distribution as set forth in the Second Amended and Restated Agreement.

On May 24, 2018, the parties amended the Second Amended and Restated Agreement to, among other things, extend the compliance period for certain covenants to May 31, 2018 from April 30, 2018 and to revise the milestones for a proposed sale of the Company as set forth therein. Such amendment was effective as of May 15, 2018.

The Company has classified long term debt within current liabilities as of June 30, 2018 and December 31, 2017, respectively.

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

 TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company recorded interest expense of $1,504,354 and $1,019,591 for the three months ended June 30, 2018 and 2017, respectively. The Company recorded interest expense of $2,715,051 and $1,985,030 for the six months ended June 30, 2018 and 2017, respectively. Of those amounts, the Company paid to the Lender $2,018,425 and $1,323,353 and added $696,625 and $661,677 of interest to the principal amount of the Note during the six months ended June 30, 2018 and 2017, respectively.

The Company recorded amortization expense related to the debt discount of $298,480 and $266,322 for the three months ended June 30, 2018 and 2017, respectively. Amortization expense totaled $488,805 and $557,022 for the six months ended June 30, 2018 and 2017, respectively and classified those amounts as interest expense.

Note 10. Capital Stock

On May 24, 2018, the Company effected an exchange of warrants with the lenders under the Loan Agreement who held an aggregate of 2,400 shares of common stock (as adjusted for the Company’s 1:20 and 1:75 reverse splits effected in July 2016 and September 2017) for an aggregate of 100 shares of the Company’s newly authorized Series I Preferred Stock (the “Series I Preferred Stock”). The difference in value was de minimis and therefore no deemed dividend was recorded.

Shares of Series I Preferred Stock are not convertible into common stock.

In the event of a liquidation or fundamental transaction, a holder of Series I Preferred Stock shall be redeemed and shall be entitled to receive, per share of Series I Preferred Stock, in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its shareholders (the “Liquidation Funds”), a one-time redemption payment in full satisfaction of all obligations to the holder and in cancellation of the Series I Preferred Stock equal to the quotient of (i) the product of (x) the remainder of Liquidation Funds available for distribution (including any deferred amounts) minus: (A) distribution or payment in full to the holders of the Company’s Series G Convertible Preferred Stock of the liquidation preference amount in accordance with the rights and designations of such series of Senior Preferred Stock, (B) distribution or payment to the holders of the Company’s Series H Convertible Preferred Stock of the liquidation preference amount in accordance with the rights and designations of such series of Senior Preferred Stock; (C) $1,025,437 to be reserved for junior stock holders as their interests appear; and (D) up to $2 million in payments under the 2018 Management and Key Employee Incentive Plan adopted by the Corporation (the Liquidation Funds less the amounts required under (A), (B), (C) and (D) hereof, the “Net Liquidation Funds”), multiplied by (y) 25% divided by (ii) the total number of outstanding shares of Series I Preferred Stock.

All shares of capital stock of the Company (when and if issued), except for shares of Series G Convertible Preferred Stock and shares of Series H Convertible Preferred Stock outstanding as of May 24, 2018, shall be junior in rank to all shares of Series I Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution, winding-up or fundamental transaction (as defined in the Series I Certificate of Designations) of the Company.

  TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Holders of the Series I Preferred Stock shall have no voting rights except with respect to, and in each case each holder shall be entitled to one vote for each share of Series I Preferred Stock held by such holder: (i) amending, altering or repealing any provision of the Certificate of Incorporation (including the Certificate of Designation) of the Company, if the amendment, alteration or repeal of the Certificate of Incorporation would adversely affect the rights, preferences, powers or privileges of the Series I Preferred Stock or (ii) creating, authorizing, issuing or increasing the authorized or issued amount of any class or series of any of the Company’s equity securities, or any warrants, options or other rights convertible or exchangeable into any class or series of any of the Company’s equity securities, which would constitute senior preferred stock or parity stock or reclassify any authorized stock of the Company into any such stock, or create, authorize or issue any obligation or security convertible into, exchangeable or exercisable for, or evidencing the right to purchase any such stock. In each such case, at least a majority of the outstanding shares of Series I Preferred Stock shall vote in favor of such proposal.

The Series I Preferred Stock was accounted for under Section 480-10-S99 - Distinguishing liabilities from Equity (FASB Accounting Standards Codification 480) as amended by ASU 2009-04 - for Redeemable Equity Instruments (“ASU 2009-04”). Under ASU 2009-04, a redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017			2018	2017
Risk-free interest rate	2.7%	1.6%	-	1.7%	2.7%	1.6%	-	1.7%
Expected volatility	105%		113%		105%	110%	-	113%
Expected life (in years)	4.2		4.2		4.2		4.2
Expected dividend yield	-		-		-		-
Estimated forfeiture rates	20%		20%		20%		20%
Weighted average per share grant date fair value	$1.76		$8.60		$1.76		$9.65
Stock-based compensation	$25,034		$315,540		$111,567		$667,821

The risk-free interest rate was based on rates established by the Federal Reserve. The expected volatility was based upon the historical volatility for the Company’s common stock. The Company utilized historical data to determine the expected life of stock options. The dividend yield reflected the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future. Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized amount of stock options expense totaled $114,940 as of June 30, 2018 which will be recognized over a weighted-average period of 1.4 years.

Option transactions under the stock option plans during the six months ended June 30, 2018 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of January 1, 2018	76,601	$117.42
Granted during 2018	102	2.40
Exercised	-	-
Cancelled /expired	(3,806)	122.23
Outstanding as of June 30, 2018	72,897	$117.01
Exercisable as of June 30, 2018	49,483	$165.18

Grants under the stock option plans during the six months ended June 30, 2018 were related to the annual grants to outside directors which totaled 102 shares of common stock.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Options granted during the reporting period had a term of ten years. All options were issued at an exercise price equal to the fair value on the date of grant. The director grants vest over a one year period from the date of issuance. The aggregate fair value of the options granted was $180 for the six months ended June 30, 2018.

Cancellations for the six months ended June 30, 2018 consisted of 3,683 related to employee terminations and 123 were associated with the expiration of options.

The weighted average remaining contractual life of the outstanding options as of June 30, 2018 was 8.4 years.

The intrinsic value associated with the options outstanding was $24 as of June 30, 2018. There was no intrinsic value associated with the options exercisable as of June 30, 2018. The closing price of the Company’s common stock at June 29, 2018 was $2.64 per share.

Stock Warrants

Warrant transactions during the six months ended June 30, 2018 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of January 1, 2018	2,400	$1,265.25
Exchanged during 2018	(2,400)	1,265.25
Outstanding and exercisable as of June 30, 2018	-	$-

On May 24, 2018, the Company effected an exchange of 2,400 warrants with the Lender for an aggregate of 100 shares of Series I Preferred Stock. See Note 10, Capital Stock, for further information regarding the exchange of warrants.

Note 12. Employee Stock Purchase Plan

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum number of 334 shares of common stock can be issued under the ESPP Plan of which all of the authorized shares have been issued as of June 30, 2018. There have been no participants in the ESPP Plan since the three months ended March 31, 2017. During the six months ended June 30, 2017, a total of 30 shares were issued under the ESPP Plan with a fair value of $358. The Company recognized $53 of stock-based compensation related to the 15% discount for the six months ended June 30, 2017.

Note 13. Fair Value Measurement

The FASB accounting standard for fair value measurements establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the three and six months ended June 30, 2018.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 14. Revenues

In May 2014, the FASB issued ASC 606, “Revenue from Contracts with Customers.” The core principle of ASC 606 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company has adopted ASC 606 as of January 1, 2018 and utilized the modified retrospective method of adoption which includes the deferral of commission costs associated with obtaining its customer contracts and revenues associated with customer installations.  The impact to revenues for the three and six months ended June 30, 2018 was a reduction of $48,252 and $113,828, respectively, as a result of applying Topic 606.  The prior year information has not been restated as the application of Topic 606 did not have a material impact on the accounting treatment of 2017 revenues and continues to be reported under the accounting standards in effect for that period.

Revenue Recognition

Generally, the Company considers all revenues as arising from contracts with customers.  Revenue is recognized based on the five-step process outlined in ASC 606:

Step 1 – Identify the Contract with the Customer – A contract exists when (a) the parties to the contract have approved the contract and are committed to perform their respective obligations, (b) the entity can identify each party’s rights regarding the goods or services to be transferred, (c) the entity can identify the payment terms for the goods or services to be transferred, (d) the contract has commercial substance and (e) it is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

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

Step 3 – Determine the Transaction Price – When (or as) a performance obligation is satisfied, the Company recognizes as revenue the amount of the transaction price that is allocated to the performance obligation.  The contract terms are used to determine the transaction price.  Generally, all contracts include fixed consideration.  If a contract did include variable consideration, the Company would determine the amount of variable consideration that should be included in the transaction price based on expected value method.  Variable consideration would be included in the transaction price, if in the Company’s judgement, it is probable that a significant future reversal of cumulative revenue under the contract would not occur.

Step 4 – Allocate the Transaction Price – After the transaction price has been determined, the next step is to allocate the transaction price to each performance obligation in the contract.  If the contract only has one performance obligation, the entire transaction price will be applied to that obligation.  If the contract has multiple performance obligations, the transaction price is allocated to the performance obligations based on the relative standalone selling price at contract inception.

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

The Company also defers installation fees billed to the customer and commission costs associated with obtaining new contracts.  The installation fees and commission costs are amortized over the average contract term of new contracts. As of June 30, 2018, the Company had $113,828 of deferred installation fees which is included in Deferred Revenues on the Company’s condensed consolidated balance sheet and $150,977 of deferred commission costs included in Other Current Assets on the Company’s condensed consolidated balance sheet.

Note 15. Net Loss Per Common Share

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

	As of June 30,
	2018	2017
Stock options	72,897	77,608
Warrants	-	2,400
Series G preferred stock	71,734	98,400
Series H preferred stock	53,440	53,440
Total	198,071	231,848

Note 16. Commitments

Operating Lease Obligations

The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through June 2023. Certain of these operating leases include extensions, at the Company's option, for additional terms ranging from one to fifteen years. Amounts associated with the extension periods have not been included in the table below as it is not presently determinable which options, if any, the Company will elect to exercise. As of June 30, 2018, total future operating lease obligations were as follows:

Remainder of 2018	$3,779,418
2019	6,215,654
2020	4,420,229
2021	2,501,647
2022	1,231,349
Thereafter	484,105
Total	$18,632,402

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Rent expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Points of Presence	$2,227,980	$2,085,930	$4,445,619	$4,192,033
Corporate offices	64,547	94,630	124,220	176,155
Other	240,809	109,148	478,100	206,404
Total	$2,533,336	$2,289,708	$5,047,939	$4,574,592

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

Capital Lease Obligations

The Company has entered into capital leases to acquire property and equipment expiring through August 2020. As of June 30, 2018, total future capital lease obligations were as follows:

Total Capital lease obligation:
Remainder of 2018	$194,250
2019	388,500
2020	300,374
Subtotal	883,124
Less: Interest expense	85,697
Total	$797,427

Total Capital lease obligation:
Current	$326,773
Long-term	470,654
Total	$797,427

Note 17. Subsequent Events

Effective August 20, 2018, the Company entered into a third amended and restated Forbearance to Loan Agreement (the “Third Amended and Restated Agreement”) with the Lender and the majority lenders under the Loan Agreement.  Pursuant to the Third Amended and Restated Agreement, the Lender and the majority lenders waived the Company’s requirement under Section 6.1(a)(i) of the Loan Agreement to deliver to the Lender a Qualified Report through September 30, 2018. The Second Forbearance Period was extended from June 30, 2018 through September 30, 2018 (the “Third Forbearance Period”). The Company also agreed, among other things, to certain milestone dates in connection with a proposed sale of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and six months ended June 30, 2018. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Network operations costs relate to the daily operations of our network and ensuring that our customers have connectivity within the terms of our service level agreement. We have employees based in our largest markets who are dedicated to ensuring that our network operates effectively on a daily basis. Other employees monitor network operations from our network operating center which is located at our corporate headquarters. Payroll comprises approximately 50% to 60% of network operations costs. Information technology systems and support comprises approximately 15% to 20% of network operations costs.

Customer support costs relate to our continuing communications with customers regarding their service level agreement. Payroll comprises approximately 65% to 75% of customer support costs. Other costs include shipping, troubleshooting, and facilities related expenses.

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

As of June 30, 2018, we provide service to business customers in twelve metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. Although we provide services in multiple markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a network presence in a new market. These costs include building PoPs and network costs. Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a network presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period.

In March 2018, we announced that our board of directors had commenced an evaluation of strategic repositioning of the Company as we move to leverage existing key assets in major U.S. markets. In conjunction with such announcement, we launched a concerted focus on indirect and wholesale channels and retained Bank Street Group LLC as our independent financial advisor to explore strategic alternatives, including the sale of some or all of our business or assets.  There can be no assurances that the process will result in a transaction. Any potential strategic alternative will be evaluated by the board. We do not intend to discuss developments with respect to the evaluation process unless a transaction is approved, or further disclosure becomes appropriate.

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Continuing Operations – Fixed Wireless

Revenues. Revenues totaled $6,220,758 during the three months ended June 30, 2018 compared to $6,517,817 during the three months ended June 30, 2017 representing a decrease of $297,059, or 5%. The decrease is due to personnel reductions within the salesforce team, $48,252 net impact of adopting ASC 606, and fewer total customers offset by new customers having a higher average rate per unit.

Customer Churn. Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.45% during the three months ended June 30, 2018 compared to 1.48% during the three months ended June 30, 2017. Churn levels can fluctuate from period to period depending upon whether customers move to a location not serviced by the Company, go out of business, or a myriad of other reasons.

Infrastructure and Access. Infrastructure and access totaled $2,756,943 during the three months ended June 30, 2018 compared to $2,622,723 during the three months ended June 30, 2017 representing an increase of $134,220, or 5%. The increase primarily relates to higher tower rent and maintenance costs.

Depreciation and Amortization. Depreciation and amortization totaled $1,603,807 during the three months ended June 30, 2018 compared to $2,100,281 during the three months ended June 30, 2017 representing a decrease of $496,474 or 24%. Depreciation expense totaled $1,283,992 during the three months ended June 30, 2018 compared to $1,747,777 during the three months ended June 30, 2017 representing a decrease of $463,785, or 27%. The depreciation decrease is due to capital investment activity being lower than historical levels and a higher percentage of assets becoming fully depreciated.

Amortization expense totaled $319,815 during the three months ended June 30, 2018 compared to $352,504 during the three months ended June 30, 2017 representing a decrease of $32,689 or 9%. The decrease in amortization expense was due to customer related intangible assets that were fully amortized as of the first quarter of 2018.

Network Operations. Network operations totaled $684,516 during the three months ended June 30, 2018 compared to $1,085,249 during the three months ended June 30, 2017 representing a decrease of $400,733 or 37%. The decrease is due to lower payroll related expenses of $332,140, or 51%, associated with employee headcount levels, IT costs decreased by $22,652, or 15%, due primarily to lower third party support and software license fees, and a $20,778 reduction in travel and entertainment.

Customer Support. Customer support totaled $362,844 during the three months ended June 30, 2018 compared to $391,335 during the three months ended June 30, 2017 representing a decrease of $28,491, or 7%. Payroll expense decreased $60,061, or 21%, due to the reduction of employee headcount in the 2018 period, offset by increased support costs of $31,569, or 32%.

Sales and Marketing. Sales and marketing expenses totaled $385,661 during the three months ended June 30, 2018 compared to $976,790 during the three months ended June 30, 2017 representing a decrease of $591,129, or 61%. Payroll expenses have decreased $568,016, or 87%, due to the reduction of employee headcount.

General and Administrative. General and administrative expenses totaled $840,689 during the three months ended June 30, 2018 compared to $1,514,141 during the three months ended June 30, 2017 representing a decrease of $673,452, or 44%. Stock-based compensation decreased $290,506 as there were a minimal number of options issued during the quarter, professional fees decreased $193,160, and payroll costs decreased by $120,879 due to headcount reductions.

Interest Expense, Net. Interest expense, net totaled $1,817,477 during the three months ended June 30, 2018 compared to $1,295,041 during the three months ended June 30, 2017 representing an increase of $522,436 or 40%. Interest expense relates to the $35,000,000 secured term loan which closed in October 2014 and capital lease arrangements. The increase is primarily attributable to the interest rate change which occurred with the forbearance agreement as more fully described in Note 9, Long-Term Debt to the condensed consolidated financial statements.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Continuing Operations – Fixed Wireless

Revenues. Revenues totaled $12,662,560 during the six months ended June 30, 2018 compared to $13,090,134 during the six months ended June 30, 2017 representing a decrease of $427,574, or 3%. The decrease is due to personnel reductions within the salesforce team, $113,828 net impact of adopting ASC 606, and fewer total customers offset by new customers having a higher average rate per unit.

Infrastructure and Access. Infrastructure and access totaled $5,445,665 during the six months ended June 30, 2018 compared to $5,331,034 during the six months ended June 30, 2017 representing an increase of $114,631, or 2%.  The increase primarily relates to higher tower rental costs.

Depreciation and Amortization. Depreciation and amortization totaled $3,307,404 during the six months ended June 30, 2018 compared to $4,533,782 during the six months ended June 30, 2017 representing a decrease of $1,226,378 or 27%. Depreciation expense totaled $2,667,774 during the six months ended June 30, 2018 compared to $3,763,394 during the six months ended June 30, 2017 representing a decrease of $1,095,620, or 29%. The depreciation decrease is due to capital investment activity being lower than historical levels and a higher percentage of assets becoming fully depreciated.

Amortization expense totaled $639,630 during the six months ended June 30, 2018 compared to $770,388 during the six months ended June 30, 2017 representing a decrease of $130,758, or 17%. The decrease in amortization expense was due to customer related intangible assets that were fully amortized as of the first quarter of 2018.

Network Operations. Network operations totaled $1,749,766 during the six months ended June 30, 2018 compared to $2,286,156 during the six months ended June 30, 2017 representing a decrease of $536,390, or 23%. The primary reasons for the decrease is lower payroll costs of $301,257, or 22%, due to employee headcount reductions, and lower IT costs of $129,045, or 35%, due to decreased third party support and software license fees.

Customer Support. Customer support totaled $837,660 during the six months ended June 30, 2018 compared to $759,017 during the six months ended June 30, 2017 representing an increase of $78,643, or 10%. Customer support costs increased $90,338 due to higher maintenance costs offset by a decrease in payroll expense of $11,696, or 2%.

Sales and Marketing. Sales and marketing expenses totaled $1,133,662 during the six months ended June 30, 2018 compared to $1,841,766 during the six months ended June 30, 2017 representing a decrease of $708,104, or 38%. Payroll expenses have decreased $708,393, or 59%, due to employee headcount reductions.

General and Administrative. General and administrative expenses totaled $2,008,450 during the six months ended June 30, 2018 compared to $3,051,869 during the six months ended June 30, 2017 representing a decrease of $1,043,419 or 34%. Stock-based compensation decreased $556,307 as there were a minimal number of options issued during the period, professional fees decreased $392,593, and public company fees decreased $96,290.

Interest Expense, Net. Interest expense, net totaled $3,234,575 during the six months ended June 30, 2018 compared to $2,567,313 during the six months ended June 30, 2017 representing an increase of $667,262, or 26%. Interest expense relates to the $35,000,000 secured term loan which closed in October 2014 and capital lease arrangements. The increase is primarily attributable to the interest rate change which occurred with the forbearance agreement as more fully described in Note 9, Long-Term Debt to the condensed consolidated financial statements.

Liquidity and Capital Resources

Changes in capital resources during the six months ended June 30, 2018 and 2017 are described below.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2018, we had cash and cash equivalents of approximately $4.7 million and working capital deficiency of approximately $34.0 million. We have incurred significant operating losses since inception and continue to generate losses from operations and as of June 30, 2018, we have an accumulated deficit of $194.2 million. These matters raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Management has also evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

Historically, we have financed our operations through private and public placement of equity securities, as well as debt financing and capital leases. Our ability to fund our longer term cash requirements is subject to multiple risks, many of which are beyond our control. We intend to raise additional capital, either through debt or equity financings or through the potential sale of our assets in order to achieve our business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that we will be able to do so. There is no assurance that any funds raised will be sufficient to enable us to attain profitable operations or continue as a going concern. To the extent that we are unsuccessful, we may need to curtail or cease our operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Continuing Operations

Net Cash Used In Operating Activities. Net cash used in operating activities for the six months ended June 30, 2018 totaled $1,641,935 compared to $1,431,794 for the six months ended June 30, 2017 representing an increase of $210,141. The increase in cash used in operations is due to a $1,260,366 increase in cash flows associated with operating assets and liabilities, and a $1,175,956 decrease in non-cash items offset by a decrease of $2,226,181 in net loss.

Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended June 30, 2018 totaled $949,390 compared to $1,473,754 for the six months ended June 30, 2017 representing a decrease of $524,364. Cash capital expenditures totaled $964,390 in the 2018 period compared to $1,460,829 in the 2017 period representing an increase of $496,439. Capital expenditures can fluctuate from period to period depending upon the number of customer additions and upgrades, network construction activity related to increasing capacity or coverage, and other related reasons.

Net Cash Used in Financing Activities. Net cash used in financing activities for the six months ended June 30, 2018 totaled $306,286 compared to $478,926 for the six months ended June 30, 2017, representing a decrease of $172,640. The majority of the payments for both periods relate to capital leases.

Discontinued Operations

Net cash used in discontinued operations for the six months ended June 30, 2018 was $12,283 compared to net cash provided by discontinued operations of $80,882 for the six months ended June 30, 2017, representing a decrease of $93,165. See Note 4, Discontinued Operations, within the notes to our condensed consolidated financial statements for additional information about our discontinued operations.

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

On May 24, 2018, the Company effected an exchange of 2,400 warrants with the Lender for an aggregate of 100 shares of Series I Preferred Stock. See Note 10, Capital Stock, for further information regarding the exchange of warrants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary market risk relates to interest rates. At June 30, 2018, all cash and cash equivalents are immediately available cash balances.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2018, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no other changes in our system of internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II

OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description
10.1	Third Amended and Restated Forbearance to Loan Agreement dated August 20, 2018
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Labels Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* - Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit, and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: August 20, 2018	By:	/s/ Ernest Ortega
Ernest Ortega Chief Executive Officer (Principal Executive Officer)

By:	/s/ John Macdonald
John Macdonald
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description
10.1	Third Amended and Restated Forbearance to Loan Agreement dated August 20, 2018
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Labels Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* - Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit, and (v) related notes to these financial statements.