Form 10-Q
period 2018-09-30
TOWERSTREAM CORP
filed 2018-11-14
CIK 1349437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or a emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark, if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 9, 2018, there were 394,409 shares of common stock, par value $0.001 per share, outstanding.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

Table of Contents

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Deficit for the Nine Months Ended September 30, 2018 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (unaudited)	4-5

	Notes to Unaudited Condensed Consolidated Financial Statements	6-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19-24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	25

Item 4.	Controls and Procedures.	25

Part II	OTHER INFORMATION

Item 6.	Exhibits.	26

i

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$3,884,362	$7,568,982
Accounts receivable, net of reserves for uncollectible accounts of $177,317 and $95,884, respectively	537,899	912,333
Prepaid expenses and other current assets	527,557	242,320
Total Current Assets	4,949,818	8,723,635

Property and equipment, net	11,246,216	13,430,980

Intangible assets, net	1,283,025	2,242,471
Goodwill	1,674,281	1,674,281
Other assets	426,350	386,047
Total Assets	$19,579,690	$26,457,414

Liabilities, Series I Preferred Stock and Stockholders’ Deficit

Current Liabilities
Accounts payable	$97,015	$1,150,861
Accrued expenses	936,950	1,622,036
Accrued interest	-	722,629
Deferred revenues	965,012	934,450
Current maturities of capital lease obligations	334,286	382,918
Current liabilities of discontinued operations	1,010,906	1,029,022
Deferred rent	116,415	78,048
Short-term debt (callable), net of debt discounts and deferred financing costs of $100,495 and $789,287, respectively	36,875,052	33,868,700
Total Current Liabilities	40,335,636	39,788,664

Long-Term Liabilities
Capital lease obligations, net of current maturities	384,196	305,947
Other	751,207	754,203
Total Long-Term Liabilities	1,135,403	1,060,150
Total Liabilities	41,471,039	40,848,814

Commitments (Note 16)

Series I Preferred Stock
Series I Preferred – 100 and 0 shares issued and outstanding, respectively; (Liquidation value – Note 10)	-	-

Stockholders' Deficit
Preferred stock, par value $0.001; 5,000,000 shares authorized
Series G Convertible Preferred – 538 and 538 shares issued and outstanding, respectively; Liquidation value of $538,000 as of September 30, 2018	1	1
Series H Convertible Preferred - 501 and 501 shares issued and outstanding, respectively; Liquidation value of $501,000 as of September 30, 2018	1	1
Common stock, par value $0.001; 200,000,000 shares authorized; 394,409 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	394	394
Additional paid-in-capital	174,869,594	174,733,113
Accumulated deficit	(196,761,339)	(189,124,909)
Total Stockholders' Deficit	(21,891,349)	(14,391,400)
Total Liabilities, Series I Preferred Stock and Stockholders' Deficit	$19,579,690	$26,457,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$6,105,451	$6,555,009	$18,768,011	$19,645,143

Operating Expenses
Infrastructure and access	2,765,997	2,637,055	8,211,662	7,968,089
Depreciation and amortization	1,595,260	1,953,519	4,902,665	6,487,301
Network operations	761,731	1,043,979	2,511,497	3,330,135
Customer support	346,445	428,672	1,184,104	1,187,689
Sales and marketing	431,229	1,130,855	1,564,891	2,972,621
General and administrative	931,095	1,181,481	2,939,545	4,233,350
Total Operating Expenses	6,831,757	8,375,561	21,314,364	26,179,185
Operating Loss	(726,306)	(1,820,552)	(2,546,353)	(6,534,042)
Other Expense
Interest expense, net	(1,855,502)	(1,314,772)	(5,090,077)	(3,882,085)
Total Other Expense	(1,855,502)	(1,314,772)	(5,090,077)	(3,882,085)
Net Loss	(2,581,808)	(3,135,324)	(7,636,430)	(10,416,127)
Deemed dividend to Series D and Series F preferred stockholders	-	-	-	(1,905,570)
Net loss attributable to common stockholders	$(2,581,808)	(3,135,324)	$(7,636,430)	$(12,321,697)

Net loss per common share – basic and diluted	$(6.55)	$(8.30)	$(19.36)	$(39.25)

Weighted average common shares outstanding – basic and diluted	394,409	377,727	394,409	313,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2018

(UNAUDITED)

	Series G Convertible		Series H Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2018	538	$1	501	$1	394,409	$394	$174,733,113	$(189,124,909)	$(14,391,400)
Stock based compensation for options	-	-	-	-	-	-	136,481	-	136,481
Net loss	-	-	-	-	-	-	-	(7,636,430)	(7,636,430)
Balance at September 30, 2018	538	$1	501	$1	394,409	$394	$174,869,594	$(196,761,339)	$(21,891,349)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(7,636,430)	$(10,416,127)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Provision for doubtful accounts	141,000	87,000
Depreciation for property and equipment	3,943,219	5,397,098
Amortization for intangible assets	959,446	1,090,203
Amortization for debt discount and deferred financing costs	688,791	798,450
Interest added to principal	2,317,561	1,016,295
Accrued interest	(722,629)	709,233
Stock-based compensation - Options	136,481	874,888
Stock-based compensation - Employee stock purchase plan	-	53
Loss on the sale of property, plant and equipment	42,152	-
Deferred rent	(14,759)	(83,053)
Changes in operating assets and liabilities:
Accounts receivable	233,434	(303,526)
Prepaid expenses and other current assets	(285,237)	(158,122)
Other assets	(40,303)	1,034
Accounts payable	(1,053,846)	(104,259)
Accrued expenses	(771,572)	23,612
Deferred revenues	30,562	(186,431)
Other long-term liabilities	50,130	-
Total Adjustments	5,654,430	9,162,475
Net Cash Used In Continuing Operating Activities	(1,982,000)	(1,253,652)
Net Cash (Used In) Provided By Discontinued Operating Activities	(18,116)	22,513
Net Cash Used In Operating Activities	(2,000,116)	(1,231,139)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(1,314,273)	(2,089,657)
Proceeds from the sale of property, plant and equipment	15,000	-
Change in security deposits	-	(12,925)
Net Cash Used In Investing Activities	(1,299,273)	(2,102,582)

Cash Flows From Financing Activities
Repayments of capital lease obligations	(385,231)	(656,257)
Issuance of common stock under employee stock purchase plan	-	305
Net Cash Used In Financing Activities	(385,231)	(655,952)

Net Decrease Cash and Cash Equivalents
Continuing Operations	(3,666,504)	(4,012,186)
Discontinued Operations	(18,116)	22,513
Net Decrease In Cash and Cash Equivalents	(3,684,620)	(3,989,673)

Cash and Cash Equivalents - Beginning	7,568,982	12,272,444
Cash and Cash Equivalents - Ending	$3,884,362	$8,282,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the Nine Months Ended September 30,
Supplemental Disclosures of Cash Flow Information	2018	2017
Cash paid during the periods for:
Interest	$2,812,050	$1,323,353
Income taxes	$12,794	$15,547
Acquisition of property and equipment:
Included in accrued expenses	$233,557	$286,657
Included in capital leases	$414,848	$322,606
Interest added to note principal	$2,317,561	$1,016,295

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

Note 2. Liquidity, Going Concern, and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2018, the Company had cash and cash equivalents of approximately $3.9 million and working capital deficiency of approximately $35.4 million. The Company incurred significant operating losses since inception and continues to generate losses from operations and as of September 30, 2018, the Company has an accumulated deficit of $196.8 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. Management has also evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has monitored and reduced certain of its operating costs over the course of 2017 and into the first nine months of 2018. Historically, the Company has financed its operations through private and public placement of equity securities, as well as debt financing and capital leases. The Company’s ability to fund its longer term cash requirements is subject to multiple risks, many of which are beyond its control. The Company intends to raise additional capital, either through debt or equity financings or through the potential sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

In May 2018, the Company adopted a management incentive plan pursuant to which it shall pay up to $2,000,000 in cash bonuses (subject to withholding and deductions) to officers, directors and employees upon either a sale of the Company or a sale of its assets in each case that results in the payment in full of the obligations due under the Loan Agreement (as defined in Note 8, Short-Term Debt) (a “Triggering Sale”). Payments under the management incentive plan shall pay participants an aggregate of $1,000,000 upon a Triggering Sale plus up to an additional aggregate of $1,000,000 to be earned proportionately for a Triggering Sale in which the implied enterprise value of the Company based on the consideration paid in such Triggering Sale increases from a minimum of $45,000,000 to a maximum of $55,000,000.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 3. Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full fiscal year for any future period.

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

Retroactive Adjustment for Reverse Stock Split. On September 29, 2017, the Company effected a one-for-seventy-five reverse stock split of its common stock. Consequently, all earnings per share and other share related amounts and disclosures have been retroactively adjusted for all 2017 periods presented.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of September 30, 2018, the Company had cash and cash equivalent balances of approximately $3.6 million in excess of the federally insured limit of $250,000.

Intrinsic Value of Stock Options and Warrants. The Company calculates the intrinsic value of stock options and warrants as the difference between the closing price of the Company’s common stock at the end of the reporting period and the exercise price of the stock options and warrants.

Goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired in an acquisition. Goodwill is not amortized but rather is reviewed annually in the fourth quarter for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable. The Company initially performs a qualitative assessment of goodwill which considers macro-economic conditions, industry and market trends, and the current and projected financial performance of the reporting unit. No further analysis is required if it is determined that there is a less than 50 percent likelihood that the carrying value is greater than the fair value. There were no indicators of impairment identified during the three and nine months ended September 30, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842).”  ASU 2016-02 requires lessees to recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” to clarify how to apply certain aspects of the new leases standard. In July 2018, the FASB also issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides a transition option to not apply the new leases standard to comparative periods presented in a company’s financial statements in the year of adoption. Under this option, a cumulative-effect adjustment to the opening balance of retained earnings would be recorded on the date of adoption. The Company is in the process of determining which transition method to apply.  The Company currently expects to adopt these standards in the first quarter of fiscal 2019. While the Company is currently evaluating the provisions of ASU 2016-02 to assess the impact on its condensed consolidated financial statements and disclosures,  the Company expects that it will materially increase the assets and liabilities on its condensed consolidated balance sheet as we recognize the rights and corresponding obligations related to operating leases.

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

 TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The components of the balance sheet accounts presented as discontinued operations were as follows:

	September 30, 2018	December 31, 2017

Liabilities:
Accrued expenses - leases	$1,010,906	$1,029,022
Total Current Liabilities	$1,010,906	$1,029,022

Accrued expenses represent the estimated cost of terminating the leases associated with the Hetnets business. Accordingly, disbursements associated with such activity during the period ended September 30, 2018 were recorded as reductions to that estimated liability. As of September 30, 2018 and based upon negotiations, settlements and experiences through that date, the Company had reduced that remaining estimated liability by $18,116 to $1,010,906.

Note 5. Property and Equipment, Net

Property and equipment, net is comprised of:

	September 30, 2018	December 31, 2017
Network and base station equipment	$44,542,412	$43,573,869
Customer premise equipment	36,189,175	34,996,202
Information technology	4,886,701	4,881,332
Furniture, fixtures and other	1,715,524	1,715,524
Leasehold improvements	1,517,559	1,651,300
Accrual – equipment received not invoiced	233,557	605,646
	89,084,928	87,423,873
Less: accumulated depreciation	77,838,712	73,992,893
Property and equipment, net	$11,246,216	$13,430,980

Depreciation expense for the three months ended September 30, 2018 and 2017 was $1,275,445 and $1,633,704, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $3,943,219 and $5,397,098, respectively.

Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	September 30, 2018	December 31, 2017
Network and base station equipment	$2,680,000	$2,629,526
Customer premise equipment	1,633,747	1,269,373
Information technology	1,860,028	1,860,028
	6,173,775	5,758,927
Less: accumulated depreciation	5,013,825	4,708,697
Property acquired through capital leases, net	$1,159,950	$1,050,230

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 6. Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consist of the following:

	September 30, 2018	December 31, 2017

Goodwill	$1,674,281	$1,674,281

Backhaul agreement	3,837,783	3,837,783
Less: accumulated amortization	3,304,758	2,345,312
Backhaul agreement, net	533,025	1,492,471

FCC licenses	750,000	750,000

Intangible assets, net	$1,283,025	$2,242,471

Amortization expense for the three months ended September 30, 2018 and 2017 was $319,815, respectively. Amortization expense for the nine months ended September 30, 2018 and 2017 was $959,446 and $1,090,203, respectively. The fair value of the backhaul agreement acquired in the transaction with a large cable company, as described in Note 4, is being amortized on a straight-line basis over the three-year term of the agreement.  The Company’s licenses with the Federal Communications Commission (the “FCC”) are not subject to amortization as they have an indefinite useful life. Future amortization expense is as follows:

Remainder of 2018	319,815
2019	213,210
Total	$533,025

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2018	December 31, 2017
Property and equipment	$233,557	$320,043
Payroll and related	223,828	515,448
Network	213,082	188,192
Professional services	147,106	318,979
Other	119,377	279,374
Total	$936,950	$1,622,036

Network represents costs incurred to provide services to the Company’s customers including tower rentals, bandwidth, troubleshooting and gear removal.

 TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 8. Short-Term Debt

Short-term debt (callable) consists of the following:

	September 30, 2018	December 31, 2017
Principal	$36,975,547	$34,657,987
Unamortized debt discount	(100,495)	(789,287)
Total	$36,875,052	$33,868,700

In October 2014, the Company entered into a $35,000,000 note ("Note") with Melody Business Finance, LLC ("Lender") wherein the Company received net proceeds of $33,950,000 after a 3% original issue discount.

This Note accrues interest on the basis of a 360-day year at:

a)

A rate equal to the greater of: i) the sum of the one-month Libor rate on any given day plus 7% or ii) 8% per annum. The one-month Libor rate was 2.26% as of September 28, 2018. Interest accrued at this rate is paid in cash at the end of each quarter; plus

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Effective April 15, 2018, the Company entered into a second amended and restated Forbearance to Loan Agreement (the “Second Amended and Restated Agreement”) with the Lender and the majority lenders under the Loan Agreement.  Pursuant to the Second Amended and Restated Agreement, the Lender and the majority lenders waived the Company’s requirement under Section 6.1(a)(i) of the Loan Agreement to deliver to the Lender an auditor’s report without a “going concern” qualification (the “Qualified Report”) through June 30, 2018. The Forbearance Period was extended through June 30, 2018 (the “Second Forbearance Period”). In addition, the Lender, through the Second Forbearance Period, waived the Company’s requirement to maintain the $6,500,000 Minimum in deposit accounts or securities accounts and agreed to forbear from exercising any of its rights with respect to an event of default related to the Qualified Report and the $6,500,000 Minimum through the Forbearance Period. The Second Forbearance Period shall terminate upon the Company’s failure to maintain at least $3,000,000 minimum in deposit accounts or securities accounts or upon the occurrence of certain events of default. The Company also agreed, among other things, (i) to change the scheduled maturity date from October 16, 2019 to December 31, 2018 (ii) to certain milestones in connection with a proposed sale of the Company, (iii) subject to applicable law, to cease filing periodic reports with the Securities and Exchange Commission and (iiv) to issue to the Lender a new series of preferred stock that will be entitled to receive upon a liquidation event a distribution as set forth in the Second Amended and Restated Agreement.

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

The Company recorded interest expense of $1,638,414 and $1,063,851 for the three months ended September 30, 2018 and 2017, respectively. The Company recorded interest expense of $4,353,464 and $3,048,881 for the nine months ended September 30, 2018 and 2017, respectively. Of those amounts, the Company paid to the Lender $2,035,904 and $2,032,586 and added $2,035,904 and $1,016,295 of interest to the principal amount of the Note during the nine months ended September 30, 2018 and 2017, respectively.

The interest rate for the third quarter of 2018 was 18.09% consisting of a cash interest rate of 9.09%, a default interest rate premium of 5.0%, and a 4.0% paid in kind interest rate.  Under the new forbearance agreement entered into by the Company on  October 24, 2018, the Company elected to add $1,259,532 to the outstanding balance due under the loan, which represents the cash interest and default interest rate premium.  See Note 17, Subsequent Events, for further information related to the new forbearance agreement entered into in October 2018.

The Company recorded amortization expense related to the debt discount of $199,987 and $241,428 for the three months ended September 30, 2018 and 2017, respectively. Amortization expense totaled $688,791 and $798,450 for the nine months ended September 30, 2018 and 2017, respectively and classified those amounts as interest expense.

 TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 9. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	September 30, 2018	December 31, 2017
Deferred rent	$364,479	$417,605
Deferred taxes	336,598	336,598
Deferred revenues	50,130	-
Total	$751,207	$754,203

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Series I Preferred Stock was accounted for under Section 480-10-S99 - Distinguishing Liabilities from Equity (FASB Accounting Standards Codification 480) as amended by ASU No. 2009-04 – Accounting for Redeemable Equity Instruments (“ASU 2009-04”). Under ASU 2009-04, a redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Risk-free interest rate	-	-	2.7%	1.6%	-	1.7%
Expected volatility	-	-	105%	110%	-	113%
Expected life (in years)	-	-	4.2%		4.2
Expected dividend yield	-	-	-		-
Estimated forfeiture rates	20%	20%	20%		20%
Weighted average per share grant date fair value	-	-	$1.76		$9.65
Stock-based compensation	$24,914	$207,064	$136,481		$874,888

The risk-free interest rate was based on rates established by the Federal Reserve. The expected volatility was based upon the historical volatility for the Company’s common stock. The Company utilized historical data to determine the expected life of stock options. The dividend yield reflected the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future. Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized amount of stock options expense totaled $88,186 as of September 30, 2018 which will be recognized over a weighted-average period of 1.2 years.

Option transactions under the stock option plans during the nine months ended September 30, 2018 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of January 1, 2018	76,601	$117.42
Granted during 2018	102	2.40
Exercised	-	-
Cancelled /expired	(3,870)	132.12
Outstanding as of September 30, 2018	72,833	$116.51
Exercisable as of September 30, 2018	51,221	$159.16

Grants under the stock option plans during the nine months ended September 30, 2018 were related to the annual grants to outside directors which totaled 102 shares of common stock.

Options granted during the reporting period had a term of ten years. All options were issued at an exercise price equal to the fair value on the date of grant. The director grants vest over a one year period from the date of issuance. The aggregate fair value of the options granted was $180 for the nine months ended September 30, 2018.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Cancellations for the nine months ended September 30, 2018 consisted of 3,730 related to employee terminations and 140 were associated with the expiration of options.

The weighted average remaining contractual life of the outstanding options as of September 30, 2018 was 8.2 years.

The intrinsic value associated with the options outstanding was $63 as of September 30, 2018. The intrinsic value associated with the options exercisable was $17 as of September 30, 2018. The closing price of the Company’s common stock at September 28, 2018 was $3.02 per share.

Stock Warrants

Warrant transactions during the nine months ended September 30, 2018 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of January 1, 2018	2,400	$1,265.25
Exchanged during 2018	(2,400)	1,265.25
Outstanding and exercisable as of September 30, 2018	-	$-

On May 24, 2018, the Company effected an exchange of 2,400 warrants with the Lender for an aggregate of 100 shares of Series I Preferred Stock. See Note 10, Capital Stock, for further information regarding the exchange of warrants.

Note 12. Employee Stock Purchase Plan

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum number of 334 shares of common stock can be issued under the ESPP Plan of which all of the authorized shares have been issued as of September 30, 2018. There have been no participants in the ESPP Plan since the three months ended March 31, 2017. During the nine months ended September 30, 2017, a total of 30 shares were issued under the ESPP Plan with a fair value of $358. The Company recognized $53 of stock-based compensation related to the 15% discount for the nine months ended September 30, 2017.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. There were no changes in the valuation techniques during the three and nine months ended September 30, 2018.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 14. Revenues

In May 2014, the FASB issued ASC 606, “Revenue from Contracts with Customers.” The core principle of ASC 606 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company has adopted ASC 606 as of January 1, 2018 and utilized the modified retrospective method of adoption which includes the deferral of commission costs associated with obtaining its customer contracts and revenues associated with customer installations.  The impact to revenues for the three and nine months ended September 30, 2018 was a reduction of $18,993 and $132,820, respectively, as a result of applying Topic 606.  The prior year information has not been restated as the application of Topic 606 did not have a material impact on the accounting treatment of 2017 revenues and continues to be reported under the accounting standards in effect for that period.

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

The Company also defers installation fees billed to the customer and commission costs associated with obtaining new contracts.  The installation fees and commission costs are amortized over the average contract term of new contracts. As of September 30, 2018, the Company had $132,820 of deferred installation fees of which $82,690 was included in Deferred Revenues and $50,130 was included in Other Long-Term Liabilities on the Company’s condensed consolidated balance sheet and $183,091 of deferred commission costs of which $119,353 was included in Other Current Assets and $63,738 was included in Other Assets on the Company’s condensed consolidated balance sheet.

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

	As of September 30,
	2018	2017
Stock options	72,833	77,608
Warrants	-	2,400
Series G preferred stock	71,734	98,400
Series H preferred stock	53,440	53,440
Total	198,007	231,848

Note 16. Commitments

Operating Lease Obligations

The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring through June 2023. Certain of these operating leases include extensions, at the Company's option, for additional terms ranging from one to fifteen years. Amounts associated with the extension periods have not been included in the table below as it is not presently determinable which options, if any, the Company will elect to exercise. As of September 30, 2018, total future operating lease obligations were as follows:

Remainder of 2018	$1,861,712
2019	6,215,654
2020	4,420,229
2021	2,501,647
2022	1,231,349
Thereafter	484,105
Total	$16,714,696

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Rent expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Points of Presence	$2,266,238	$2,161,038	$6,711,857	$6,472,499
Corporate offices	59,370	105,359	183,590	281,513
Other	244,333	233,779	722,433	695,943
Total	$2,569,941	$2,500,176	$7,617,880	$7,449,955

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

Capital Lease Obligations

The Company has entered into capital leases to acquire property and equipment expiring through August 2020. As of September 30, 2018, total future capital lease obligations were as follows:

Total Capital lease obligation:
Remainder of 2018	$97,125
2019	388,501
2020	300,374
2021	9,523
Subtotal	795,523
Less: Interest expense	77,041
Total	$718,482

Total Capital lease obligation:
Current	$334,286
Long-term	384,196
Total	$718,482

Note 17. Subsequent Events

On October 24, 2018, the Company and its subsidiaries entered into a new forbearance agreement (the “Amendment”) to the Loan Agreement with Melody Business Finance, LLC and the majority lenders entered into on October 16, 2014.  Pursuant to the Amendment, the parties determined, among other things, to extend the compliance period for certain covenants to November 15, 2018 from April 15, 2018  and to eliminate Sale Milestone dates as had been set forth in a prior amendment . In addition, obligations under the Note for interest payments for the quarter ended September 30, 2018 were revised to provide that interest may be paid in cash or treated as PIK interest, to be added to the outstanding loan balance due, in the discretion of the Company. As a result, the Company recorded its third quarter cash interest as paid in kind interest. See Note 8, Short-Term Debt, for further information regarding the Company’s third quarter interest payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2018. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

As of September 30, 2018, we provide service to business customers in twelve metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. Although we provide services in multiple markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a network presence in a new market. These costs include building PoPs and network costs. Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a network presence in a new market, we are capable of servicing a significant number of customers. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period.

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Continuing Operations – Fixed Wireless

Revenues. Revenues totaled $6,105,451 during the three months ended September 30, 2018 compared to $6,555,009 during the three months ended September 30, 2017 representing a decrease of $449,558, or 7%. The decrease is due to a lower customer count associated with personnel reductions within the salesforce team.

Customer Churn. Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.22% during the three months ended September 30, 2018 compared to 1.26% during the three months ended September 30, 2017. Churn levels can fluctuate from period to period depending upon whether customers move to a location not serviced by the Company, go out of business, or a myriad of other reasons.

Infrastructure and Access. Infrastructure and access totaled $2,765,997 during the three months ended September 30, 2018 compared to $2,637,055 during the three months ended September 30, 2017 representing an increase of $128,942, or 5%. The increase primarily relates to higher tower rent and maintenance costs.

Depreciation and Amortization. Depreciation and amortization totaled $1,595,260 during the three months ended September 30, 2018 compared to $1,953,519 during the three months ended September 30, 2017 representing a decrease of $358,259 or 18%. Depreciation expense totaled $1,275,445 during the three months ended September 30, 2018 compared to $1,633,704 during the three months ended September 30, 2017 representing a decrease of $358,259, or 22%. The depreciation decrease is due to capital investment activity being lower than historical levels and a higher percentage of assets becoming fully depreciated.

Amortization expense totaled $319,815 for both the three months ended September 30, 2018 and the three months ended September 30, 2017, respectively.

Network Operations. Network operations totaled $761,731 during the three months ended September 30, 2018 compared to $1,043,979 during the three months ended September 30, 2017 representing a decrease of $282,248 or 27%. The decrease is primarily due to lower payroll related expenses of $187,564, or 32%, associated with employee headcount levels, IT costs decreased by $49,400, or 30%, mostly due to lower third-party support and software license fees, and a $18,762 reduction in travel and entertainment.

Customer Support. Customer support totaled $346,445 during the three months ended September 30, 2018 compared to $428,672 during the three months ended September 30, 2017 representing a decrease of $82,227, or 19%. Payroll expense decreased $85,345, or 27%, due to the reduction of employee headcount in the 2018 period.

Sales and Marketing. Sales and marketing expenses totaled $431,229 during the three months ended September 30, 2018 compared to $1,130,855 during the three months ended September 30, 2017 representing a decrease of $699,626, or 62%. Payroll expenses have decreased $660,977, or 84%, due to the reduction of employee headcount.

General and Administrative. General and administrative expenses totaled $931,095 during the three months ended September 30, 2018 compared to $1,181,481 during the three months ended September 30, 2017 representing a decrease of $250,386, or 21%. Stock-based compensation decreased $182,153 as there have been a minimal number of options issued during 2018 and bad debt decreased $80,000.

Interest Expense, Net. Interest expense, net totaled $1,855,502 during the three months ended September 30, 2018 compared to $1,314,772 during the three months ended September 30, 2017 representing an increase of $540,730 or 41%. Interest expense relates to the $35,000,000 secured term loan which closed in October 2014 and capital lease arrangements. The increase is primarily attributable to the interest rate change which occurred with the forbearance agreement as more fully described in Note 8, Short-Term Debt to the condensed consolidated financial statements.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Continuing Operations – Fixed Wireless

Revenues. Revenues totaled $18,768,011 during the nine months ended September 30, 2018 compared to $19,645,143 during the nine months ended September 30, 2017 representing a decrease of $877,132, or 4%. The decrease is due to a lower customer count associated with personnel reductions within the salesforce team and the $132,820 net impact of adopting ASC 606.

Infrastructure and Access. Infrastructure and access totaled $8,211,662 during the nine months ended September 30, 2018 compared to $7,968,089 during the nine months ended September 30, 2017 representing an increase of $243,573, or 3%.  The increase primarily relates to higher tower rental costs.

Depreciation and Amortization. Depreciation and amortization totaled $4,902,665 during the nine months ended September 30, 2018 compared to $6,487,301 during the nine months ended September 30, 2017 representing a decrease of $1,584,636 or 24%. Depreciation expense totaled $3,943,219 during the nine months ended September 30, 2018 compared to $5,397,098 during the nine months ended September 30, 2017 representing a decrease of $1,453,879, or 27%. The depreciation decrease is due to capital investment activity being lower than historical levels and a higher percentage of assets becoming fully depreciated.

Amortization expense totaled $959,446 during the nine months ended September 30, 2018 compared to $1,090,203 during the nine months ended September 30, 2017 representing a decrease of $130,757, or 12%. The decrease in amortization expense was due to customer related intangible assets that were fully amortized as of the first quarter of 2018.

Network Operations. Network operations totaled $2,511,497 during the nine months ended September 30, 2018 compared to $3,330,135 during the nine months ended September 30, 2017 representing a decrease of $818,638, or 25%. The primary reasons for the decrease is lower payroll costs of $488,823, or 25%, due to employee headcount reductions, lower IT costs of $178,447, or 33%, due to decreased third party support and software license fees, lower field activities of $49,843, or 11%, due to decreased third party support and lower travel and entertainment costs of $41,673, or 30% as a result of reduced travel related expenses.

Customer Support. Customer support totaled $1,184,104 during the nine months ended September 30, 2018 compared to $1,187,689 during the nine months ended September 30, 2017 representing a decrease of $3,585, or less than 1%.

Sales and Marketing. Sales and marketing expenses totaled $1,564,891 during the nine months ended September 30, 2018 compared to $2,972,621 during the nine months ended September 30, 2017 representing a decrease of $1,407,730, or 47%. Payroll expenses have decreased $1,369,370, or 69%, due to employee headcount reductions.

General and Administrative. General and administrative expenses totaled $2,939,545 during the nine months ended September 30, 2018 compared to $4,233,350 during the nine months ended September 30, 2017 representing a decrease of $1,293,805 or 31%. Stock-based compensation decreased $738,461 as there were a minimal number of options issued during the period, professional fees decreased $333,043, payroll costs decreased by $112,037 and public company fees decreased $91,000.

Interest Expense, Net. Interest expense, net totaled $5,090,077 during the nine months ended September 30, 2018 compared to $3,882,085 during the nine months ended September 30, 2017 representing an increase of $1,207,992, or 31%. Interest expense relates to the $35,000,000 secured term loan which closed in October 2014 and capital lease arrangements. The increase is primarily attributable to the interest rate change which occurred with the forbearance agreement as more fully described in Note 8, Short-Term Debt to the condensed consolidated financial statements.

Liquidity and Capital Resources

Changes in capital resources during the nine months ended September 30, 2018 and 2017 are described below.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2018, we had cash and cash equivalents of approximately $3.9 million and working capital deficiency of approximately $35.4 million. We have incurred significant operating losses since inception and continue to generate losses from operations and as of September 30, 2018, we have an accumulated deficit of $196.8 million. These matters raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Management has also evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Continuing Operations

Net Cash Used In Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2018 totaled $1,982,000 compared to $1,253,652 for the nine months ended September 30, 2017 representing an increase of $728,348. The increase in cash used in operations is due to a $1,109,140 increase in cash flows associated with operating assets and liabilities, and a $2,398,905 decrease in non-cash items offset by a decrease of $2,779,697 in net loss.

Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2018 totaled $1,299,273 compared to $2,102,582 for the nine months ended September 30, 2017 representing a decrease of $803,309. Cash capital expenditures totaled $1,314,273 in the 2018 period compared to $2,089,657 in the 2017 period representing a decrease of $775,384. Capital expenditures can fluctuate from period to period depending upon the number of customer additions and upgrades, network construction activity related to increasing capacity or coverage, and other related reasons.

Net Cash Used in Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2018 totaled $385,231 compared to $655,952 for the nine months ended September 30, 2017, representing a decrease of $270,721. The majority of the payments for both periods relate to capital leases.

Discontinued Operations

Net cash used in discontinued operations for the nine months ended September 30, 2018 was $18,116 compared to net cash provided by discontinued operations of $22,513 for the nine months ended September 30, 2017, representing a decrease of $40,629. See Note 4, Discontinued Operations, within the notes to our condensed consolidated financial statements for additional information about our discontinued operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary market risk relates to interest rates. At September 30, 2018, all cash and cash equivalents are immediately available cash balances.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2018, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no other changes in our system of internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* - Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit, and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: November 14, 2018	By:	/s/ Ernest Ortega
Ernest Ortega Chief Executive Officer (Principal Executive Officer)

By:	/s/ John Macdonald
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

* - Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit, and (v) related notes to these financial statements.