Form 10-K
period 2018-12-31
TOWERSTREAM CORP
filed 2019-04-01
CIK 1349437

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $272,139.

As of March 25, 2019, there were 394,409 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 The information required by Part III of this Report is incorporated by reference to the Form 10-K/A to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2018.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

i

PART I

Forward-Looking Statements

This report contains forward-looking statements, including without limitation, statements related to Towerstream Corporation’s plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the following: (i) Towerstream Corporation’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of Towerstream Corporation; (ii) Towerstream Corporation’s plans and results of operations will be affected by Towerstream Corporation’s ability to manage growth and competition; and (iii) other risks and uncertainties indicated from time to time in Towerstream Corporation’s filings with the Securities and Exchange Commission (“SEC”).

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

Factors that might affect our forward-looking statements include, among other things:

●	overall economic and business conditions;

●	the demand for our services;

●	competitive factors in the industries in which we compete;

●	emergence of new technologies which compete with our service offerings;

●	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

●	the outcome of litigation and governmental proceedings;

●	interest rate fluctuations and other changes in borrowing costs;

●	our ability to service or comply with the terms of our debt, or to negotiate amendments, forbearance agreements or waivers of restrictive covenants;

●	other capital market conditions, including availability of funding sources;

●	potential impairment of our indefinite-lived intangible assets and/or our long-lived assets; and

●	changes in government regulations related to the broadband and Internet protocol industries.

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

Under the Business Class Internet category, we offer two types of service: Single Tenant Service and On-Net Service. Under the Single Tenant Service offering, we deliver fixed wireless broadband to a single client through a radio receiver/transmitter on the client’s building dedicated solely to that client. We estimate an addressable market opportunity of approximately 392,000 buildings within four miles of the 175 Points-of-Presence (“PoP”) located within the twelve major markets in which we provide service. Currently, we are offering bandwidth speeds ranging from 5Mbps (Megabits per second) to 10Gbps (Gigabits per second) in the Single Tenant Internet Service category with an increased focus on bandwidth speeds of 100Mbps or greater.

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

Under the Temporary Internet Service offering, we are able to provide solutions for a client’s short-term connection requirements in locations where fiber, copper, and cable infrastructure does not exist or is cost prohibitive. With connections available for days, weeks, or months, this solution is ideal for concerts, special events, conferences, trade shows, television and movie productions, construction projects and more.

In August 2017, the Company created a new wholesale division that provides last-mile services to telecommunications carriers in North America. Under the Wholesale Internet Service offering, we are able to deliver both Dedicated Internet Access (DIA) and Point-to-Point Transport solutions with bandwidth options from 5Mbps to 10Gbps. By using our fixed wireless network, our wholesale partners bypass the extensive installation times of our fiber competitors. Our competitive advantages enable our partners to provide solutions their customers need quickly, reliably and cost effectively. Sales and marketing efforts have been restructured to create a more disciplined approach to identify and target prospective customers. By leveraging existing software tools, our sales and marketing organization can identify 392,000 buildings within four miles of our PoPs that house customers with the highest propensity to buy our services. This focused approach allows our sales force to target the subset of buildings that have confirmed line-of-sight and also lack fiber. This segmentation of our prospect database enables us to focus on prospects that align with prospective customers that are most likely to need and buy our services and continues to assist our sales professionals to shorten the sales cycle and achieve volume and velocity.

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

We determine which geographic markets to enter by assessing criteria in four broad categories. First, we evaluate our ability to deploy our service in a given market after taking into consideration our spectrum position, the availability of towers and other mounting structures. Second, we assess the market by evaluating the number of competitors, existing price points, demographic characteristics and distribution channels. Third, we evaluate the economic potential of the market, focusing on our forecasts of revenue opportunities and capital requirements. Finally, we look at market clustering opportunities and other cost efficiencies that might be realized. Based on this approach, as of December 31, 2018, we offer wireless broadband connectivity in 12 markets, of which 10 are in the top 20 metropolitan areas in the United States based on the number of small to medium businesses in each market. These 10 markets cover approximately 28% of small and medium businesses (5 to 249 employees) in the United States based on information obtained from AtoZDatabases.com.

We believe there are market opportunities beyond the 12 markets in which we are currently offering our services. Our long-term plan is to expand nationally into other top metropolitan markets in the United States. We believe that acquisitions represent a more cost effective manner to expand into new markets rather than to build our own infrastructure. Since 2010, we have completed five acquisitions, of which two were in new markets and three expanded our presence in existing markets. We have paid for these acquisitions through a combination of cash and equity, and believe that future acquisitions will be paid in a similar manner. Our decision to expand into new markets will depend upon many factors including the availability of financing, the timing and frequency of acquisitions, national and local economic conditions, and the opportunity to leverage existing customer relationships in new markets.

Sales and Marketing

We employ an inside direct sales force model to sell our services to business customers. As of December 31, 2018, we employed two direct sales people. We generally compensate these employees on a salary plus commission basis.

Sales through indirect channels comprised 34% of our total revenues during the year ended December 31, 2018 compared with 35% during the year ended December 31, 2017. Our channel program provides for recurring monthly residual payments ranging from 8% to 25%.

In 2017, the Company began to implement new sales and marketing strategies to leverage the Company’s state-of-the-art fixed wireless network to serve both enterprise and service providers. The three main pillars of this strategy are price, speed to market, and reliability.

Competition

The market for broadband services is highly competitive and includes companies that offer a variety of services using a number of different technology platforms, including cable networks, digital subscriber lines (“DSL”), fiber Internet service providers, third, fourth, and fifth-generation cellular, satellite, wireless Internet service and other emerging technologies. We compete with these companies on the basis of portability, ease of use, speed of installation and price. Competitors to our wireless broadband services include:

Incumbent Local Exchange Carriers and Competitive Local Exchange Carriers

We face competition from traditional wireline operators in terms of price, performance, discounted rates for bundles of services, breadth of service, reliability, network security, and ease of access and use. In particular, we face competition from Verizon Communications Inc. and AT&T Inc., which are referred to as “incumbent local exchange carriers”, as well as competitive local exchange carriers.

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

Reliability

Our network was designed specifically to support wireless broadband services. The networks of cellular, cable and DSL companies rely on infrastructure that was originally designed for non-broadband purposes. We also connect our customers to our Wireless Ring in the Sky, which has no single point of failure. This ring is fed by multiple national Internet providers located at opposite ends of our service cities and connected to our national ring which is fed by multiple leading carriers. We believe that we are the only wireless broadband provider that offers true separate egress for true redundancy. With DSL and cable offerings, the wireline connection can be terminated by one backhoe swipe or switch failure. Our Wireless Ring in the Sky is not likely to be affected by backhoe or other below-ground accidents or severe weather. As a result, our network has historically experienced reliability rates of approximately 99%.

Flexibility

Our wireless infrastructure and service delivery enables us to respond quickly to changes in a customer’s broadband requirements. We offer bandwidth options ranging from 5 Mbps to 10 Gbps. We can usually adjust a customer’s bandwidth remotely and without having to visit the customer location to modify or install new equipment. Changes can often be made on a same-day basis.

Timeliness

We have demonstrated the capability to install approximately 20% of our services within 7 days and approximately 75% of our services within 30 days from the customer contract date. Many of the larger telecommunications companies can take 30 to 60 days to complete an installation. The timeliness of service delivery has become more important as businesses conduct more of their business operations through the Internet.

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

Prime Real Estate Locations

We have secured long term lease agreements for prime real estate locations in the 12 markets in which we have built our fixed wireless network. These locations are some of the tallest buildings in each city, which facilitates our ability to deliver Internet connectivity to customer locations where line of sight is not available to our competitors.

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

Broadband Internet Service Regulation

Our wireless broadband network can be used to provide Internet access service and Virtual Private Networks (“VPNs”). On May 23, 2017, the FCC issued a notice of proposed rulemaking, the intention of which is to repeal the net neutrality protections adopted in the 2015 Open Internet Order and reclassify fixed and mobile broadband services as information services governed by Title I of the Communications Act. On December 14, 2017, the FCC released its Restoring Internet Freedom Report and Order, which reclassified Internet access service as an information and not a telecommunications service and removed all Title II obligations from Internet traffic arrangements. On June 11, 2018, the FCC adopted final rules repealing net neutrality protections. In response, a number of states have issued executive orders or proposed legislation requiring net neutrality. The impact of this Report and Order, final FCC rules and any state orders or legislation on the industry and competition is still unknown at this time.

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

Rights Plan

In November 2010, we adopted a rights plan (the “Rights Plan”) and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock as of the record date on November 14, 2010. Each right, when exercisable, entitles the registered holder to purchase one-hundredth (1/100th) of a share of Series A Preferred Stock, par value $0.001 per share of the Company at a purchase price of $18.00 per one-hundredth (1/100th) of a share of the Series A Preferred Stock, subject to certain adjustments. The rights will generally separate from the common stock and become exercisable if any person or group acquires or announces a tender offer to acquire 15% or more of our outstanding common stock without the consent of our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors. In addition, we are governed by provisions of Delaware law that may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us.

The provisions in our charter, bylaws, Rights Plan and under Delaware law, related to the foregoing, could discourage takeover attempts that our stockholders would otherwise favor, or otherwise reduce the price that investors might be willing to pay for our common stock in the future.

Employees

As of December 31, 2018, we had 48 employees, of whom 44 were full-time employees and 4 were part-time employees. As of March 25, 2019, we had 50 employees, of whom 46 were full-time employees and 4 were part-time employees. We believe our employee relations are good. Three employees are considered members of executive management.

Reverse Split

On September 29, 2017, the Company effected a 1-for-75 reverse stock split of its common stock. Consequently, all earnings per share and other share related amounts and disclosures in this report have been retroactively adjusted for all applicable 2017 periods presented for the split.

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

Our Corporate Information

Our principal executive offices are located at 76 Hammarlund Way, Middletown, Rhode Island, 02842.  Our telephone number is (401) 848-5848. The Company’s website address is http://www.towerstream.com. Information contained on the Company’s website is not incorporated into this Annual Report on Form 10-K.  Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the SEC website at http://www.sec.gov as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC. These reports are also available on the Company’s website.

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

If we choose to raise additional funds in the future, there can be no assurance that sufficient debt or equity financing will be available at all or, if available, that such financing will be on terms and conditions acceptable to us. Should we fail to obtain additional debt financing or raise additional capital, we may not be able to achieve our longer term business objectives and may face other serious adverse consequences. If we raise additional funds by issuing equity securities or convertible debt, investors may experience significant dilution of their ownership interest, and the newly-issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and may require us to provide collateral to secure the loan. In addition, in a liquidation, debtholders will be entitled to repayment before any proceeds can be paid to our stockholders.

We have a history of operating losses and expect to continue incurring losses for the foreseeable future.

Our net losses for the years ending December 31, 2018 and 2017 were $10,210,453 and $12,469,682, respectively. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we develop our network, expand our markets, undertake acquisitions, acquire spectrum licenses and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses. If we are unable to execute our business strategy and grow our business, either as a result of the risks identified in this section or for any other reason, our business, prospects, financial condition and results of operations will be adversely affected.

Cash and cash equivalents represent one of our largest assets and we may be at risk of being uninsured for a large portion of such assets.

As of December 31, 2018, we had approximately $4.2 million in cash and cash equivalents with one large financial banking institution. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If the institution at which we have placed our funds were to become insolvent or fail, we could be at risk for losing a substantial portion of our cash deposits or incur significant time delays in obtaining access to such funds. In light of the limited amount of federal insurance for deposits, even if we were to spread our cash assets among several institutions, we would remain at risk for the amount not covered by insurance.

Our growth may be slowed if we do not have sufficient capital.

The continued growth and operation of our business will require additional funding for working capital, debt service, the enhancement and upgrade of our network, the build-out of infrastructure to expand our coverage, possible acquisitions and possible bids to acquire spectrum licenses. We may be unable to secure such funding when needed in adequate amounts or on acceptable terms, if at all. To execute our business strategy, we may issue additional equity securities in public or private offerings, potentially at a price lower than the market price at the time of such issuance. Similarly, we may seek debt financing and may be forced to incur significant interest expense. If we cannot secure sufficient funding, we may be forced to forego strategic opportunities or delay, scale back or eliminate network deployments, operations, acquisitions, spectrum bids and other investments.

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The Company’s consolidated financial statements for the year ended December 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Effective March 30, 2018 through April 15, 2018, the Company entered into an amended and restated forbearance agreement (the “Forbearance Agreement”) with Melody Business Financial LLC (the “Lender”) under the Company’s loan agreement (the “Loan Agreement”). Between March 2018 and January 2019, the Company entered into a series of amendments to the Forbearance Agreement extending the forbearance period. The current forbearance period expires April 30, 2019 (the “Forbearance Period’). These amendments also amended certain other terms of the Loan Agreement and the Forbearance Agreement. Under the most recent amended Forbearance Agreement executed in January 2019, the terms of the amendment include the Lender agreeing to forbear from exercising any of its rights with respect to an event of default related to the $6,500,000 minimum cash balance and a “Qualified Auditor’s Report” as long as the Company accrues interest at the default rate. The Forbearance Period shall terminate upon the Company’s failure to maintain at least $2,000,000 minimum in deposit accounts or securities accounts. In addition, the cash interest payment due in the first quarter of 2019 can be treated as PIK interest. The scheduled maturity date of the short-term debt is April 30, 2019.

As of December 31, 2018, the Company had cash and cash equivalents of approximately $4.2 million and a working capital deficiency of approximately $36.9 million. The Company has incurred significant operating losses since inception and continues to generate losses from operations, and as of December 31, 2018, the Company had an accumulated deficit of $199.3 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the Company’s financial statements for the fiscal year ended December 31, 2018 were issued. Management has also evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, describing the existence of substantial doubt about our ability to continue as a going concern.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes under the Tax Act include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. The overall impact of the new federal tax law is uncertain, and our business and financial condition could be adversely affected. For example, because of the tax rate decrease, our deferred tax assets and our corresponding valuation allowance against these deferred tax assets have been reduced and may continue to be adversely impacted. In addition, it is uncertain if and to what extent various states will make conforming changes to state tax laws and regulations and what effect legal challenges will have on the Tax Act, including litigation in the U.S. and international challenges brought at organizations such as the World Trade Organization. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Risks Relating to Fixed Wireless Services and Our Strategy

If we engage in a strategic realignment, our ability to execute current business strategies will be adversely affected.

In March 2018, the Company retained an independent financial advisor to explore strategic alternatives, including the sale of some or all of the Company’s business or assets. If we enter into one or more strategic transactions that include the sale of significant assets, such transactions will likely cause us to exit one or more of our primary markets and forego licenses to operate in those markets, may involve a competitor that is strengthened by expansion in one of their current markets or into new markets, will reduce our customer base and may cause us reputational damage in markets in which we remain. As a result, our ability to execute on our business strategy will be adversely affected.

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

We believe that our brand is a critical key to our success. Maintaining and enhancing our brand may require us to make substantial investments with no assurance that these investments will be successful. If we fail to promote and maintain the “Towerstream” brand, or if we incur significant expenses in this effort, our business, prospects, operating results and financial condition may be harmed. We anticipate that maintaining and enhancing our brand will become increasingly important, difficult and expensive, and we may not be able to do so.

Many of our competitors are better established and have significantly greater resources than we do, which may make it difficult for us to attract and retain customers.

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

We may experience difficulties constructing, upgrading and maintaining our network, which could increase customer turnover and reduce our revenues.

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

Licensed spectrum, whether owned or leased, poses additional risks, including:

●	inability to satisfy build-out or service deployment requirements upon which spectrum licenses or leases may be conditioned;

●	increases in spectrum acquisition costs or complexity;

●	unsuccessful efforts to win competitive bids and satisfy pre-bid qualifications and post-bid requirements for spectrum acquisitions, which may lead to, among other things, increased competition;

●	adverse changes to regulations governing spectrum rights;

●	the risk that acquired or leased spectrum will not be commercially usable or free of damaging interference from licensed or unlicensed operators in the licensed or adjacent bands;

●	contractual disputes with, or the bankruptcy or other reorganization of, the license holders, which could adversely affect control over the spectrum;

●	failure of the FCC or other regulators to renew spectrum licenses as they expire; and

●	invalidation of authorization to use all or a significant portion of our spectrum.

We utilize unlicensed spectrum in all of our markets, which subject us to intense competition, low barriers of entry and slowdowns due to multiple users.

We presently utilize unlicensed spectrum in all of our markets to provide our service offerings.  Unlicensed or “free” spectrum is available to multiple users and may suffer bandwidth limitations, interference and slowdowns if the number of users exceeds traffic capacity. The availability of unlicensed spectrum is not unlimited, and others do not need to obtain permits or licenses to utilize the same unlicensed spectrum that we currently utilize or may utilize in the future.  The inherent limitations of unlicensed spectrum could potentially threaten our ability to reliably deliver our services. Moreover, the prevalence of unlicensed spectrum creates low barriers of entry in our industry, which naturally creates the potential for increased competition.

Interruption or failure of our information technology and communications systems could impair our ability to provide services, which could damage our reputation.

Our services depend on the continuing operation of our information technology and communications systems. We have experienced service interruptions in the past and may experience service interruptions or system failures in the future. Any unscheduled service interruption adversely affects our ability to operate our business and could result in an immediate loss of revenues and adversely impact our operating results. If we experience frequent or persistent system or network failures, our reputation could be permanently harmed. We may need to make significant capital expenditures to increase the reliability of our systems. However, these capital expenditures may not achieve the results we expect.

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

●

the availability of competing technology such as cable modems, DSL, third-generation cellular, satellite, and wireless Internet service and other emerging technologies, some of which may be less expensive or technologically superior to those offered by us;

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

Many fixed wireless companies have failed, and there is no guarantee that our strategy will be successful or profitable. If our strategy is unsuccessful, the value of our company may decrease and our stockholders could lose their entire investment.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

If our business and markets continue to grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product and service offerings and in integrating acquired increased demands, which could interrupt or adversely affect our operations and cause backlogs and administrative inefficiencies in our operations. Such events would increase demands on our existing management, workforce and facilities.

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

We could encounter difficulties integrating acquisitions, which could result in substantial costs, delays or other operational or financial difficulties.

Since 2010, we have completed five acquisitions.  We may seek to acquire other fixed wireless businesses, including those operating in our current business markets or those operating in other geographic markets. We cannot accurately predict the timing, size and success of our acquisition efforts and the associated capital commitments that might be required. We expect to encounter competition for acquisitions, which may limit the number of potential acquisition opportunities and may lead to higher acquisition prices. We may not be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, without substantial costs, delays or other operational or financial difficulties.

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

The extent to which we will be able or willing to use shares of our common stock to consummate acquisitions will depend on (i) the market value of our securities, which will vary, (ii) liquidity which can fluctuate, and (iii) the willingness of potential sellers to accept shares of our common stock as full or partial payment. Using shares of our common stock for acquisitions may result in significant dilution to existing stockholders. To the extent that we are unable to use common stock to make future acquisitions, our ability to grow through acquisitions may be limited by the extent to which we are able to raise capital through debt or equity financings. We may not be able to obtain the necessary capital to finance any acquisitions. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of expansion or redirect resources committed to internal purposes. Our inability to use shares of our common stock to make future acquisitions may hinder our ability to actively pursue our acquisition program.

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

Customers may perceive that our network is not secure if our data security controls are breached, which may adversely affect our ability to attract and retain customers and expose us to liability.

Network security and the authentication of a customer’s credentials are designed to protect unauthorized access to data on our network. Because techniques used to obtain unauthorized access to, or to sabotage, networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate or implement adequate preventive measures against unauthorized access or sabotage. Consequently, unauthorized parties may overcome our encryption and security systems and obtain access to data on our network. In addition, because we operate and control our network and our customers’ Internet connectivity, unauthorized access or sabotage of our network could result in damage to our network and to the computers or other devices used by our customers. An actual or perceived breach of network security, regardless of whether the breach is our fault, could harm public perception of the effectiveness of our security controls, adversely affect our ability to attract and retain customers, expose us to significant liability and adversely affect our business prospects.

The delivery of our services could infringe on the intellectual property rights of others, which may result in costly litigation, substantial damages and prohibit us from selling our services.

Third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including for past infringement, if it is ultimately determined that our services infringe a third party’s proprietary rights. Further, we may be prohibited from selling or providing some of our services before we obtain additional licenses, which, if available at all, may require us to pay substantial royalties or licensing fees. Even if claims are determined to be without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from our other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our business to be harmed and our stock price to decline.

Risks Relating to Discontinued Operations

We may incur additional charges in connection with our decision to exit the shared wireless infrastructure business, and any additional costs would adversely impact our cash flows.

During the fourth quarter of 2015, we determined to exit the shared wireless infrastructure business and curtailed activity in our smaller markets. During the first quarter of 2016, we sold the majority of our network locations in New York City, our largest market, to a major cable company. We also determined that we would not be able to sell our remaining network locations in New York City.  We believe that we have recognized principally all of the costs required to exit this business, but can provide no assurance that additional costs will not be incurred. Any additional costs would adversely impact our operating results and cash flows, and our stock price could decline.

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

We operate in an evolving industry, which makes it difficult to forecast our future prospects as our services may become obsolete, and we may not be able to develop competitive products or services on a timely basis or at all.

The broadband and wireless services industries are characterized by rapid technological change, competitive pricing, frequent new service introductions, and evolving industry standards and regulatory requirements. We believe that our success depends on our ability to anticipate and adapt to these challenges, and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties such as:

●	competition from service providers using more efficient, less expensive technologies, including products not yet invented or developed;

●	responding successfully to advances in competing technologies in a timely and cost-effective manner;

●	migration toward standards-based technology, which may require substantial capital expenditures; and

●	existing, proposed or undeveloped technologies that may render our wireless broadband services less profitable or obsolete.

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

Our business activities, including the acquisition, lease, maintenance and use of spectrum licenses, and use of unlicensed spectrum, are extensively regulated by federal, state and local governmental authorities. A number of federal, state and local privacy, security, and consumer laws also apply to our business. These regulations and their application are subject to continuous change as new legislation, regulations or amendments to existing regulations are periodically implemented by governmental or regulatory authorities, including as a result of judicial interpretations of such laws and regulations. Current regulations directly affect the breadth of services we are able to offer and may impact the rates, terms and conditions of our services. Regulation of companies that offer competing services such as cable and fiber providers and telecommunications carriers also affects our business. If we fail to comply with applicable regulations, we may be subject to penalties, both monetary and nonmonetary, which may adversely affect our financial condition and results of operations.

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

On May 23, 2017, the FCC issued a notice of proposed rulemaking, the intention of which is to repeal the net neutrality protections adopted in 2015 and reclassify fixed and mobile broadband services as information services governed by Title I of the Communications Act. On December 14, 2017, the FCC released its Restoring Internet Freedom Report and Order, which reclassified Internet access service as an information and not a telecommunications service and removed all Title II obligations from Internet traffic arrangements. On June 11, 2018, the FCC adopted final rules repealing net neutrality protections. In response, a number of states have issued executive orders or proposed legislation requiring net neutrality. In early 2019, the United States Congress formed a bi-partisan committee to explore future net neutrality legislation.

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

In October 2014, we entered into a loan agreement which provided us with a five-year $35,000,000 term loan. The loan bears interest payable in cash at a rate equal to the greater of (i) the sum of the one month LIBOR rate on each payment date plus 7% or (ii) 8% per annum, and additional paid in kind (“PIK”), or deferred, interest that accrues at 4% per annum. As of December 31, 2018, we had $38,699,307 of principal and interest outstanding under the terms of this loan. We have agreed to maintain a minimum balance of cash or cash equivalents equal to or greater than $6,500,000 at all times throughout the term of the loan. As of December 31, 2018, we had $4,173,070 in cash and cash equivalents with one large financing banking institution. A failure to comply with the restrictive covenants constitutes a default, which would allow the lender to accelerate the debt and exercise its remedies under the loan agreement. Effective January 31, 2019, the Company entered into an amended and restated Forbearance Agreement in which the Lender agreed to, among other things, to forbear from exercising any of its rights with respect to an event of default related to the $6,500,000 minimum cash balance. The Forbearance Period shall terminate upon the Company’s failure to maintain at least $2,000,000 minimum in deposit accounts or securities accounts. In addition, the scheduled maturity date of the short-term debt is April 30, 2019.

We recorded interest expense of $6,077,223 and $4,142,046 for the years ended December 31, 2018 and 2017, respectively. Of those amounts, we paid to the lender $2,035,903 and $2,775,054 and, in accordance with the provisions of the loan agreement, added $4,041,320 and $1,366,992 to the principal amount of the loan during the years ended December 31, 2018 and 2017, respectively.

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

If our cash flows and capital resources are insufficient to fund our minimum balance requirements or debt service obligations, as modified by the Forbearance Agreement, or if we are unable to extend the Forbearance Agreement as needed, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. Our obligations pursuant to our long-term debt agreement are secured by a security interest in all of our assets, exclusive of capital stock of the Company, certain capital leases, certain contracts and certain assets secured by purchase money security interests. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We also may not be able to restructure our indebtedness on favorable economic terms, if at all.

Our short-term debt agreement contains various covenants limiting the discretion of our management in operating our business.

Our short-term debt agreement contains, subject to certain carve-outs, various restrictive covenants that limit our management's discretion in operating our business. In particular, these instruments limit our ability to, among other things:

●	incur additional debt;

●	grant liens on assets;

●	issue capital stock with certain features;

●	pay dividends;

●	sell or acquire assets outside the ordinary course of business; and

●	make fundamental business changes.

We expect to extend the Forbearance Period beyond April 30, 2019 but there is no guarantee that we will be able to do so on terms acceptable to us or at all. We are currently party to a Forbearance Agreement pursuant to which the Lender has agreed to forbear from exercising certain rights under the Agreement until April 30, 2019. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan Agreement” for more information.

Although we are currently in compliance with the covenants contained in the Loan Agreement, as modified by the Forbearance Agreement as amended, if we fail to comply with such restrictions, a default may allow the lender under the relevant instruments to accelerate the related debt and to exercise its remedies under these agreements, which will typically include the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, to exercise any remedies the lender may have to foreclose on assets that are subject to liens securing that debt and to terminate any commitments they had made to supply further funds.

Risks Relating to Our Organization

Our certificate of incorporation allows for our Board of Directors to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to such holders (i) the preferred right to our assets upon liquidation, (ii) the right to receive dividend payments before dividends are distributed to the holders of common stock and (iii) the right to the redemption of the preferred shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing common stockholders.

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

We have suspended our SEC reporting obligations, and our stockholders may not have access to information required by SEC rules and regulations.

We had fewer than 300 stockholders of record as of January 1, 2019, and as a result, our obligation to file reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was automatically suspended. We filed a Form 15 with the SEC providing notice of such automatic suspension. Accordingly, subsequent to this Form 10-K, as will be amended to include the Part III information required hereby, our stockholders may not have access to the financial and other information required by SEC rules and regulations, which may adversely impact the trading price of, and market for, our common stock.

Risks Relating to Our Common Stock

Our common stock is quoted on the OTC Pink which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Pink. The OTC Pink is an automated quotation service operated by OTC Markets, LLC. The quotation of our shares on the OTC Pink may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, in part because of the inability or unwillingness of certain investors to acquire shares of common stock not traded on a national securities exchange, and could depress the trading price of our common stock and have a long-term adverse impact on our ability to raise capital in the future.

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

The quotation of our common stock on the OTC Pink marketplace does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is subject to this volatility. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our stockholders could suffer losses or be unable to liquidate their holdings. Because our common stock does not trade on a national securities exchange, our common stock is subject to the securities laws of the various states and jurisdictions of the United States in addition to federal securities law. While we may register our common stock or qualify for exemptions for our common stock in one of more states, if we fail to do so, the investors in those states where we have not taken such steps may not be allowed to purchase our stock or those who presently hold our stock may not be able to resell their shares without substantial effort and expense. These restrictions and potential costs could be significant burdens on our stockholders.

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

We adopted a Rights Plan in 2010, which may discourage third parties from attempting to acquire control of our Company and have an adverse effect on the price of our common stock.

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

If our stockholders sell substantial amounts of our common stock in the public market, including upon the expiration of any statutory holding period under Rule 144 or registration for resale, or issued upon the conversion of preferred stock, if any, or exercise of warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall.  As of December 31, 2018, we had 394,409 shares of common stock issued and outstanding. As of December 31, 2018, we had 71,734 shares of common stock underlying our Series G Convertible Preferred Stock (“Series G Preferred Stock”) and 53,440 shares of common stock underlying our Series H Convertible Preferred Stock (“Series H Preferred Stock”). The existence of an overhang, whether or not sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate more difficult.

The rights of our common stockholders are limited by and subordinate to the rights of the holders of Series G Preferred Stock, Series H Preferred Stock and Series I Preferred Stock; these rights may have a negative effect on the value of shares of our common stock.

The holders of our outstanding shares of Series G Preferred Stock, Series H Preferred Stock and Series I Preferred Stock have rights and preferences generally superior to those of our holders of common stock. The existence of these superior rights and preferences may have a negative effect on the value of shares of our common stock. These rights are more fully set forth in the certificates of designations governing these instruments, and include, but are not limited to:

●	the right to receive a liquidation preference, prior to any distribution of our assets to the holders of our common stock; and

●

 for the Series G Preferred Stock and Series H Preferred Stock holders, the right to convert into shares of our common stock at the conversion price set forth in the certificates of designations governing the respective Preferred Stock, which may be adjusted.

Item 1B - Unresolved Staff Comments.

None.

Item 2 - Properties.

We do not own any real property.

Our executive offices are located in Middletown, Rhode Island, where we lease 16,569 square feet of space. Annual rent expense is approximately $183,000 and escalates by 2.5% annually reaching approximately $213,000 for 2024. Our lease expires December 31, 2024 with an option to renew for an additional five year term. We believe that our offices are in good condition and suitable to our needs.

Item 3 - Legal Proceedings.

There are no material legal proceedings pending, and we are not aware of any material proceeding contemplated by a governmental authority, to which we are a party or any of our property is subject.

Item 4 - Mine Safety Disclosures.

Not applicable

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our common stock. Our common stock was quoted on the OTCQB under the symbol TWER from December 1, 2016 until it subsequently was downgraded to OTC Pink. The following table sets forth the high and low bid prices as reported on the OTCQB and OTC Pink. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. All stock prices for the first three quarters of 2017 included in the following table are adjusted for the 1-for-75 Listing Reverse Split implemented on September 29, 2017.

Fiscal Year 2018	High	Low

First Quarter	$3.70	$2.37
Second Quarter	$3.60	$1.80
Third Quarter	$15.00	$2.20
Fourth Quarter	$3.51	$2.00

Fiscal Year 2017	High	Low

First Quarter	$15.75	$10.50
Second Quarter	$14.25	$6.75
Third Quarter	$9.00	$4.50
Fourth Quarter	$6.00	$3.00

The last reported sales price of our common stock on the OTC Pink on December 31, 2018 was $2.10, and on March 25, 2019, the last reported sales price was $1.00. According to the records of our transfer agent, as of March 25, 2019, there were 59 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2018, securities issued and securities available for future issuance under our 2008 Non-Employee Directors Compensation Plan, our 2007 Equity Compensation Plan, our 2007 Incentive Stock Plan, our 2016 Equity Incentive Plan and our 2016 Non-Executive Incentive Plan were as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	72,807	$116.53	-
Equity compensation plans not approved by security holders	-	$-	-
Total	72,807	$116.53	-

Recent Sales of Unregistered Securities.

There were no unregistered securities sold by us during the year ended December 31, 2018 that were not otherwise disclosed by us during the year in a Quarterly Report on Form 10-Q, a current Report on Form 8-K, or within this Annual Report on Form 10-K.

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

As of December 31, 2018, we provide service to business customers in 12 metropolitan markets consisting of New York, Boston, Los Angeles, Chicago, San Francisco, Miami, Seattle, Dallas-Fort Worth, Houston, Philadelphia, Las Vegas-Reno and Providence-Newport. Although we provide services in multiple markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services. The markets were launched at different times, and as a result, may have different operating metrics based on their size and stage of maturation. We incur significant up-front costs in order to establish a network presence in a new market. These costs include building PoPs and network costs. Other material costs include hiring and training sales and marketing personnel who will be dedicated to securing customers in that market. Once we have established a network presence in a new market, we are capable of servicing a significant number of customers in that market. The rate of customer additions varies from market to market, and we are unable to predict how many customers will be added in a market during any specific period.

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

Infrastructure and access expenses relate directly to maintaining our network and providing connectivity to our customers. Infrastructure primarily relates to our Points-of-Presence ("PoPs") where we install a substantial amount of equipment, mostly on the rooftops, which we utilize to connect numerous customers to the Internet. We enter into long term lease agreements to maintain our equipment on these PoPs, and these rent payments comprise the majority of our infrastructure and access costs. Access expenses primarily consist of bandwidth connectivity agreements that we enter into with national service providers.

Network operations costs relate to the daily operations of our network and ensuring that our customers have connectivity within the terms of our service level agreement. We have employees based in our largest markets who are dedicated to ensuring that our network operates effectively on a daily basis. Other employees monitor network operations from our network operating center, which is located at our corporate headquarters. Payroll comprises approximately 55% to 60% of network operations costs. Information technology systems and support comprises approximately 15% to 20% of network operations costs.

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

Reverse Stock Split

On September 29, 2017, the Company effected a 1-for-75 reverse stock split. Consequently, all share related amounts and disclosures in this report have been retroactively adjusted for all 2017 periods impacted.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues. Revenues totaled $24,604,310 during the year ended December 31, 2018 compared to $26,212,550 during the year ended December 31, 2017, representing a decrease of $1,608,240, or 6%. The decrease is due to fewer customers but is offset by new customers having a higher average rate per unit and a lower overall customer churn rate.

Customer Churn. Customer churn, calculated as a percent of revenue lost on a monthly basis from customers terminating service or reducing their service level, totaled 1.29% during the year ended December 31, 2018 compared to 1.31% during the year ended December 31, 2017. Churn levels can fluctuate from period to period depending upon whether customers move to a location not serviced by the Company, go out of business, or a myriad of other reasons.

Infrastructure and Access. Infrastructure and access expenses totaled $11,064,325 for the year ended December 31, 2018 compared to $10,670,673 for the year ended December 31, 2017, representing an increase of $393,652, or 4%. The increase primarily relates to higher tower rental costs and maintenance activity offset by a reduction in bandwidth costs.

Depreciation and Amortization. Depreciation and amortization expenses totaled $6,437,050 during the year ended December 31, 2018 compared to $6,734,987 during the year ended December 31, 2017, representing a decrease of $297,937, or 4%. Depreciation expense totaled $5,157,789 during the year ended December 31, 2018 compared to $5,324,969 during the year ended December 31, 2017, representing a decrease of $167,180, or 3%. The depreciation decrease is due to capital investment activity being lower than historical levels and a higher percentage of assets becoming fully depreciated.

Amortization expense totaled $1,279,261 during the year ended December 31, 2018 compared to $1,410,018 during the year ended December 31, 2017, representing a decrease of $130,757, or 9%. Amortization expense relates to customer related intangible assets recorded in connection with acquisitions and can fluctuate significantly from period to period depending upon the timing of acquisitions, the relative amounts of intangible assets recorded, and the amortization periods.

Network Operations. Network operations expenses totaled $3,210,968 for the year ended December 31, 2018 compared to $4,342,392 for the year ended December 31, 2017, representing a decrease of $1,131,424, or 26%. The primary reasons for the decrease are lower payroll costs of $690,071, or 27%, due primarily to staffing reductions, and information technology related cost reductions of $229,538, or 33%, due to decreased third party support and software licenses.

Customer Support. Customer support expenses totaled $1,475,865 for the year ended December 31, 2018 compared to $1,608,526 for the year ended December 31, 2017, representing a decrease of $132,661, or 8%. The decrease is due to lower payroll related expenses of $213,647, or 17%, due to lower average headcount in the 2018 period, offset by higher other customer support costs of $80,986, or 23%, primarily due to increased maintenance costs.

Sales and Marketing. Sales and marketing expenses totaled $1,966,369 during the year ended December 31, 2018 compared to $3,883,438 during the year ended December 31, 2017, representing a decrease of $1,917,069, or 49%. The decrease primarily relates to a decrease in payroll expenses due to employee headcount reductions.

General and Administrative. General and administrative expenses totaled $4,067,265 during the year ended December 31, 2018 compared to $6,324,084 during the year ended December 31, 2017, representing a decrease of $2,256,819, or 36%. Stock-based compensation expenses decreased $770,041 as there was a minimal number of options issued during the period, professional fees decreased $710,724, payroll costs decreased by $359,219 and public company fees decreased $225,082.

Interest Expense, Net. Interest expense, net totaled $6,929,519 during the year ended December 31, 2018 compared to $5,201,972 during the year ended December 31, 2017, representing an increase of $1,727,547, or 33%. Interest expense relates to our $35,000,000 secured term loan, which closed in October 2014, and capital lease arrangements. The increase is primarily attributable to the interest rate change which occurred with the forbearance agreements, as more fully described in Note 8, “Short-Term Debt,” to our consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Changes in capital resources during the years ended December 31, 2018 and 2017 are described below.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2018, we had cash and cash equivalents of approximately $4.2 million and a working capital deficiency of approximately $36.9 million. We have incurred significant operating losses since inception and continue to generate losses from operations, and as of December 31, 2018, we have an accumulated deficit of $199.3 million. These matters raise substantial doubt about our ability to continue as a going concern within one year after the date our consolidated financial statements included elsewhere in this report were issued. Management has also evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

Historically, we have financed our operations through private and public placement of equity securities, as well as debt financing and capital leases. Our ability to fund our longer term cash requirements is subject to multiple risks, many of which are beyond our control. We intend to raise additional capital, either through debt or equity financings or through the potential sale of our assets in order to achieve our business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that we will be able to do so. There is no assurance that any funds raised will be sufficient to enable us to attain profitable operations or continue as a going concern. To the extent that we are unsuccessful, we may need to curtail or cease our operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations, if any. There can be no assurance that such a plan will be successful.

Net Cash Used In Operating Activities. Net cash used in operating activities for the year ended December 31, 2018 totaled $1,762,712 compared to $1,423,961 for the year ended December 31, 2017. The $338,751 increase in cash used in operations is primarily due to a $2,259,229 decrease in net loss and a $2,610,105 increase in cash outflows associated with operating assets and liabilities.

Net Cash Used in Investing Activities. Net cash used in investing activities for the year ended December 31, 2018 totaled $1,143,259 compared to $2,431,752 for the year ended December 31, 2017, representing a decrease of $1,288,493. Cash capital expenditures totaled $1,163,513 in the 2018 period compared to $2,407,877 in the 2017 period, representing a decrease of $1,244,364. Capital expenditures can fluctuate from period to period depending upon the number of customer additions and upgrades, network construction activity related to increasing capacity or coverage, and other related reasons.

Net Cash Used in Financing Activities. Net cash used in financing activities for the year ended December 31, 2018 totaled $465,992 compared to $868,749 for the year ended December 31, 2017, representing a decrease of $402,757. The majority of the payments for both periods relate to capital leases.

Loan Agreement

In October 2014, we entered into a loan agreement (the “Loan Agreement”) with Melody Business Finance, LLC (the “Lender”). The Lender provided us with a five-year $35,000,000 secured term loan. The loan was issued at a 3% discount and the Company incurred $2,893,739 in debt issuance costs. Net proceeds were $31,056,260.

The loan bears interest at a rate equal to the greater of (i) the sum of the most recently effective one month LIBOR as in effect on each payment date plus 7% or (ii) 8% per annum, and additional paid in kind (“PIK”), or deferred, interest that accrues at 4% per annum. The Loan Agreement contains a number of restrictive covenants. See “Risk Factors—Risks Related to Our Secured Indebtedness” for further information regarding these restrictive covenants.

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

In November 2016, the Company entered into a series of agreements pursuant to which $5,000,000 of the Company’s senior secured debt due to Lender was canceled and the Company simultaneously issued to the Lender 1,000 shares of Series D Convertible Preferred Stock and warrants to purchase 53,334 shares of common stock at an exercise price of $100.50 per share.  The cancellation of that debt reduced the balloon payment due in October 2019 by the same amount and reduced interest payments by $400,000 on an annual basis.

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

On May 24, 2018, the parties amended the Second Amended and Restated Forbearance to Loan Agreement to, among other things, extend the compliance period for certain covenants to May 31, 2018 from April 30, 2018 and to revise the milestones for a proposed sale of the Company as set forth therein. Such amendment was effective as of May 15, 2018.

On May 24, 2018, the Company effected an exchange of 2,400 warrants with the Lender for an aggregate of 100 shares of Series I Preferred Stock. See Note 10, “Capital Stock,” to our consolidated financial statements included elsewhere in this report for further information regarding the exchange of warrants.

Effective August 20, 2018, the Company the parties amended the Forbearance Agreement (the “Second Amendment”).  Pursuant to the Second Amendment, the Lender and the majority lenders waived the Company’s requirement under Section 6.1(a)(i) of the Loan Agreement to deliver to the Lender a Qualified Report through September 30, 2018. The Second Forbearance Period was extended from June 30, 2018 through September 30, 2018 (the “Third Forbearance Period”). The Company also agreed, among other things, to certain milestone dates in connection with a proposed sale of the Company.

On October 24, 2018, the parties amended the Forbearance Agreement (the “Third Amendment”).   Pursuant to the Third Amendment, the Third Forbearance Period was extended from September 30, 2018 to November 15, 2018 (the “Fourth Forbearance Period”), and the Company agreed, among other things, to eliminate Sale Milestone dates as had been set forth in a prior amendment and the Lenders agreed to permit the Company to defer payment of the third quarter cash interest, which would be treated as PIK interest.

Effective December 31, 2018, the parties amended the Forbearance Agreement (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the Fourth Forbearance Period was extended from November 15, 2018 to January 31, 2019 (the “Fifth Forbearance Period”), and the Lenders agreed to permit the Company to defer payment of the fourth quarter cash interest, which would be treated as PIK interest. In addition, the scheduled maturity date of the Note was changed from December 31, 2018 to January 31, 2019.

On January 31, 2019, the parties amended the Forbearance Agreement (the “Fifth Amendment”).   Pursuant to the Fifth Amendment, the Fifth Forbearance Period was extended from January 31, 2019 to April 30, 2019 (the “Sixth Forbearance Period”), the Lender waived the Company’s requirement to maintain the $6,500,000 Minimum in deposit accounts or securities accounts and agreed to forbear from exercising any of its rights with respect to an event of default related to the Qualified Report and the $6,500,000 Minimum through the Sixth Forbearance Period. The Sixth Forbearance Period shall terminate upon the Company’s failure to maintain at least $2,000,000 minimum in deposit accounts or securities accounts or upon the occurrence of certain events of default. The Company also agreed, among other things, that (i) obligations under the Note for interest payments for the quarter ended March 31, 2019 were revised to provide that interest may be paid in cash or treated as PIK interest, to be added to the outstanding loan balance due, in the discretion of the Company, and (ii) the scheduled maturity date of the Note be changed from January 31, 2019 to April 30, 2019.

Impact of Inflation, Changing Prices and Economic Conditions

Pricing for many technology products and services has historically decreased over time due to the effect of product and process improvements and enhancements. In addition, economic conditions can affect the buying patterns of customers. While our customer base experienced a decline during 2018, our overall pricing increased during that same period. Customers continued to place a premium on value and performance. Pricing of services continued to be a focus for prospective buyers with multi-point and midrange product pricing remaining steady while competition for high capacity links intensified. In part, pressure on high capacity links was due to decreased costs for equipment and some competitors willing to sacrifice margins. We believe that our customers will continue to upgrade their bandwidth service. The continued migration of many business activities and functions to the Internet and growing use of cloud computing should also result in increased bandwidth requirements over the long term. Inflation has remained relatively modest and has not had a material impact on our business in recent years.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, we utilize available information, including our history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving appropriate consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to other companies in our industry. We believe that, of our significant accounting policies, the following may involve a higher degree of judgment and estimation, or are fundamentally important to our business.

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

Asset Retirement Obligations

The Financial Accounting Standards Board (“FASB”) guidance on asset retirement obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated costs. This guidance requires the recognition of an asset retirement obligation and an associated asset retirement cost when there is a legal obligation associated with the retirement of tangible long-lived assets. Our network equipment is installed on both buildings in which we have a lease agreement and at customer locations. In both instances, the installation and removal of our equipment is not complicated and does not require structural changes to the building where the equipment is installed. Costs associated with the removal of our equipment at Company or customer locations are not material, and accordingly, we have determined that we do not presently have asset retirement obligations under the FASB’s accounting guidance.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

Recent accounting pronouncements applicable to our financial statements are described in Note 3, “Basis of Presentation and Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this report.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

Market Rate Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary market risk relates to interest rates. At December 31, 2018, all cash and cash equivalents are immediately available cash balances. A portion of our cash and cash equivalents are held in institutional money market funds.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Towerstream Corporation and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

We have served as the Company’s auditor since 2007.

Marcum LLP

New York, NY
April 1, 2019

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$4,173,070	$7,568,982
Accounts receivable, net of reserves for uncollectable accounts of $154,114 and $95,884, respectively	538,103	912,333
Prepaid expenses and other current assets	600,482	242,320
Total Current Assets	5,311,655	8,723,635

Property and equipment, net	10,078,151	13,430,980

Intangible assets, net	963,210	2,242,471
Goodwill	1,674,281	1,674,281
Other assets	391,467	386,047
Total Assets	$18,418,764	$26,457,414

Liabilities, Series I Preferred Stock and Stockholders’ Deficit
Current Liabilities
Accounts payable	$175,810	$1,150,861
Accrued expenses	810,352	1,622,036
Accrued interest	-	722,629
Deferred revenues	985,914	934,450
Current maturities of capital lease obligations	341,975	382,918
Current liabilities of discontinued operations	1,005,073	1,029,022
Deferred rent	159,020	78,048
Short-term debt (callable), net of debt discounts and deferred financing costs of $0 and $789,287, respectively	38,699,307	33,868,700
Total Current Liabilities	42,177,451	39,788,664

Long-Term Liabilities
Capital lease obligations, net of current maturities	295,747	305,947
Other	386,025	754,203
Total Long-Term Liabilities	681,772	1,060,150
Total Liabilities	42,859,223	40,848,814

Commitments (Note 16)

Series I Preferred Stock
Series I Preferred – 100 and 0 shares issued and outstanding, respectively; (Liquidation value – Note 10)	-	-

Stockholders' Deficit
Preferred stock, par value $0.001; 5,000,000 shares authorized;
Series G Convertible Preferred - 538 shares issued and outstanding, respectively; Liquidation value of $538,000 as of December 31, 2018	1	1
Series H Convertible Preferred - 501 and 501 shares issued and outstanding, respectively; Liquidation value of $501,000 as of December 31, 2018	1	1
Common stock, par value $0.001; 200,000,000 shares authorized; 394,409 shares issued and outstanding as of December 31, 2018 and 2017, respectively	394	394
Additional paid-in-capital	174,894,507	174,733,113
Accumulated deficit	(199,335,362)	(189,124,909)
Total Stockholders' Deficit	(24,440,459)	(14,391,400)
Total Liabilities, Series I Preferred Stock and Stockholders' Deficit	$18,418,764	$26,457,414

The accompanying notes are an integral part of these consolidated financial statements

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017

Revenues	$24,604,310	$26,212,550

Operating Expenses
Infrastructure and access	11,064,325	10,670,673
Depreciation and amortization	6,437,050	6,734,987
Network operations	3,210,968	4,342,392
Customer support	1,475,865	1,608,526
Sales and marketing	1,966,369	3,883,438
General and administrative	4,067,265	6,324,084
Total Operating Expenses	28,221,842	33,564,100
Operating Loss	(3,617,532)	(7,351,550)
Other Expense
Interest expense, net	(6,929,519)	(5,201,972)
Total Other Expense	(6,929,519)	(5,201,972)
Loss before income taxes	(10,547,051)	(12,553,522)
Benefit for income taxes	336,598	83,840
Net Loss	(10,210,453)	(12,469,682)
Deemed dividend to Series D and F preferred stockholders	-	(1,905,570)
Net loss attributable to common stockholders	$(10,210,453)	$(14,375,252)

Net loss per common share – Basic and diluted	$(25.89)	$(43.01)

Weighted average common shares outstanding – Basic and diluted	394,409	334,234

The accompanying notes are an integral part of these consolidated financial statements.

  TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2018 and 2017

	Series D Convertible		Series E Convertible		Series F Convertible		Series G Convertible		Series H Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2017	1,233	$2	500,000	$500	1,233	$1	-	$-	-	$-	244,369	$244	$173,801,022	$(176,655,227)	$(2,853,458)
Conversion on January 9, 2017 of Series E convertible preferred stock into common stock			(500,000)	(500)							6,667	7	493		-
Conversion on various dates from January 26, 2017 to April 13,2017, inclusive, Series F convertible preferred stock into common stock					(590)						39,334	39	(39)		-
Conversion on May 26, 2017 of Series D convertible preferred stock into Series G preferred stock, and the conversion of Series F convertible preferred stock into Series H convertible preferred stock	(1,233)	(2)			(643)	(1)	938	1	938	1			1		-
Conversion on various dates from May 30, 2017 to June 29,2017, inclusive, Series H convertible preferred stock into common stock									(437)	-	46,614	47	(47)		-
Conversion on various dates from June 30, 2017 to August 22,2017, inclusive, Series G convertible preferred stock into common stock							(400)				53,335	53	(53)		-
Additional shares issued as a result of the rounding provisions of the reverse stock split of September 29, 2017											4,060	4	(4)		-
Stock-based compensation for options													931,382		931,382
Issuance of common stock under employee stock purchase plan											30	-	358		358
Net loss														(12,469,682)	(12,469,682)
Balance at December 31, 2017	-	-	-	-	-	-	538	$1	501	$1	394,409	$394	$174,733,113	$(189,124,909)	$(14,391,400)
Stock based compensation for options													161,394		161,394
Net loss														(10,210,453)	(10,210,453)
Balance at December 31, 2018	-	$-	-	$-	-	$-	538	$1	501	$1	394,409	$394	$174,894,507	$(199,335,362)	$(24,440,459)

The accompanying notes are an integral part of these consolidated financial statements.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(10,210,453)	$(12,469,682)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Benefit for income taxes	(336,598)	(83,840)
Provision for doubtful accounts	141,000	122,000
Depreciation for property and equipment	5,157,789	5,324,969
Amortization for intangible assets	1,279,261	1,410,018
Amortization for debt discount and deferred financing costs	789,287	1,014,456
Interest added to note principal	4,041,320	1,366,992
Accrued interest	(722,629)	722,629
Stock-based compensation - Options	161,394	931,382
Stock-based compensation - Employee stock purchase plan	-	52
Loss on the sale of property, plant and equipment	42,152	-
Deferred rent	10,921	(256,886)
Changes in operating assets and liabilities:
Accounts receivable	233,230	(529,259)
Prepaid expenses and other current assets	(358,162)	192,124
Other assets	(10,674)	7,599
Accounts payable	(975,051)	827,236
Accrued expenses	(1,095,434)	223,319
Deferred revenues	51,464	(227,070)
Other long-term liabilities	38,471	-
Total Adjustments	8,447,741	11,045,721
Net Cash Used In Continuing Operating Activities	(1,762,712)	(1,423,961)
Net Cash (Used In) Provided By Discontinued Operating Activities	(23,949)	21,000
Net Cash Used In Operating Activities	(1,786,661)	(1,402,961)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(1,163,513)	(2,407,877)
Proceeds from the sale of property, plant and equipment	15,000	-
Change in security deposits	5,254	(23,875)
Net Cash Used In Investing Activities	(1,143,259)	(2,431,752)

Cash Flows From Financing Activities
Repayments of capital lease obligations	(465,992)	(869,055)
Issuance of common stock under employee stock purchase plan	-	306
Net Cash Used In Financing Activities	(465,992)	(868,749)

Net Decrease Cash and Cash Equivalents
Continuing Operations	(3,371,963)	(4,724,462)
Discontinued Operations	(23,949)	21,000
Net Decrease In Cash and Cash Equivalents	(3,395,912)	(4,703,462)

Cash and Cash Equivalents - Beginning	7,568,982	12,272,444
Cash and Cash Equivalents - Ending	$4,173,070	$7,568,982

 The accompanying notes are an integral part of these consolidated financial statements.

	For the Years Ended December 31,
Supplemental Disclosures of Cash Flow Information	2018	2017
Cash paid during the periods for:
Interest	$2,827,969	$2,104,720
Income taxes	$13,311	$16,436
Acquisition of property and equipment:
Under capital leases	$414,849	$285,603
Included in accrued expenses	$36,293	$320,043
Interest added to note principal	$4,041,320	$1,366,992
Conversion of Series D Convertible Preferred Stock into Series G Convertible Preferred Stock, and the conversion of Series F Convertible Preferred Stock into Series H Convertible Preferred Stock	$-	$3

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

Note 2. Liquidity, Going Concern, and Management Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2018, the Company had cash and cash equivalents of approximately $4.2 million and a working capital deficiency of approximately $36.9 million and is subject to forbearance agreements under its loan agreement (Notes 8 and 17). The Company incurred significant operating losses since inception and continues to generate losses from operations, and as of December 31, 2018, the Company has an accumulated deficit of $199.3 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. Management has also evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has monitored and reduced certain of its operating costs over the course of 2017 and 2018. Historically, the Company has financed its operations through private and public placement of equity securities, as well as debt financing and capital leases. The Company’s ability to fund its longer term cash requirements is subject to multiple risks, many of which are beyond its control. The Company intends to raise additional capital, either through debt or equity financings or through the potential sale of the Company’s assets in order to achieve its business plan objectives. Management believes that it can be successful in obtaining additional capital; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash in the future will be dependent upon, among other things, the financial performance of the Company, and general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. There can be no assurance that such a plan will be successful.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 3. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Retroactive Adjustment For Reverse Stock Split. On September 29, 2017, the Company effected a 1-for-75 reverse stock split of its common stock. Consequently, all earnings per share and other share related amounts and disclosures have been retroactively adjusted for all 2017 periods presented.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Actual results could differ from those estimates. Key estimates include fair value of certain financial instruments, carrying value of intangible assets, reserves for accounts receivable and accruals for liabilities.

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company maintains its cash at high-quality financial institutions and has not incurred any losses to date. As of December 31, 2018, the Company had cash and cash equivalent balances of approximately $3.9 million in excess of the federally insured limit of $250,000.

Accounts Receivable, Net. Accounts receivable are stated at amounts billed less an allowance for doubtful accounts which reflects the Company’s estimate of balances that will not be collected. The allowance is based on the history of past write-offs, the aging of balances, collections experience and current credit conditions. Additions include provisions for doubtful accounts and deductions include customer write-offs.

Property and Equipment, Net. Property and equipment are stated at cost and include equipment, installation costs and materials less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the useful lives or the term of the respective lease. Network, base station and customer premise equipment are depreciated over estimated useful lives of five years; furniture, fixtures and other from three to five years and information technology from three to five years. Expenditures for maintenance and repairs which do not extend the useful life of the assets are charged to expense as incurred. Gains or losses on disposals of property and equipment are reflected in general and administrative expenses in the Company’s consolidated statements of operations.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired in an acquisition. Goodwill is not amortized but rather is reviewed annually in the fourth quarter for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable. The Company initially performs a qualitative assessment of goodwill which considers macro-economic conditions, industry and market trends, and the current and projected financial performance of the reporting unit. No further analysis is required if it is determined that there is a less than 50 percent likelihood that the carrying value is greater than the fair value. There were no indicators of impairment identified as of December 31, 2018 and 2017, respectively.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On December 22, 2017, new tax legislation, known as the Tax Cuts and Jobs Ace (the “Act”) was signed into law.  The law change will result in many tax accounting issues as its most significant change relates to a significant corporate rate reduction.  The Act reduces the corporate tax rate to 21 percent, effective January 1, 2018.  Under Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”, the effects of new legislation are recognized upon enactment, which is the date the president signs a bill into law.  Accordingly, recognition of the tax effect of the rate reduction of the Act has been accounted for in the computation of the Company’s federal deferred tax asset and liability balances, which are computed utilizing the new rates in the period for which the tax law was enacted with a corresponding net adjustment to the deferred income tax expense of (or benefit) of $2,361,936 and the effect of the valuation allowance of $2,232,571. The change in the federal rate as a result of the Act is reflected as a discreet item within the rate reconciliation and the effect of the remeasurement of the deferred taxes is also included in the deferred tax and valuation allowance disclosure.

Deferred Rent. The Company records rent expense on operating leases on a straight-line basis over the minimum lease term. The Company begins to record rent expense at the time the Company has the right to use the property.

Advertising Costs. The Company charges advertising costs to expense as incurred. Advertising costs for the years ended December 31, 2018 and 2017 were approximately $40,000 and $84,000, respectively, and are included in sales and marketing expenses in the Company’s consolidated statements of operations.

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

The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock because they were anti-dilutive. The exercise of these common stock equivalents would dilute earnings per share if the Company becomes profitable in the future.

	Years Ended December 31,
	2018	2017
Stock options	72,807	76,601
Warrants	-	2,400
Series G Convertible Preferred Stock	71,734	71,734
Series H Convertible Preferred Stock	53,440	53,440
Total	197,981	204,175

Segments. The FASB has established standards for reporting information on operating segments of an enterprise in interim and annual financial statements. The Company operates in one segment which is the business of providing fixed wireless services. The Company’s chief operating decision-maker reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating segment.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Recent Accounting Pronouncements. In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers”. The FASB has consolidated ASU 2014-19 and other revenue accounting standards for specialized transactions and industries into one ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company has adopted ASC 606 as of January 1, 2018 and utilized the modified retrospective method of adoption. See Note 15, Revenues, for further information regarding the implementation and required disclosures related to the Company’s revenues.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842).”  ASU 2016-02 requires lessees to recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” to clarify how to apply certain aspects of the new leases standard. In July 2018, the FASB also issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides a transition option to not apply the new leases standard to comparative periods presented in a company’s financial statements in the year of adoption. Under this option, a cumulative-effect adjustment to the opening balance of retained earnings would be recorded on the date of adoption. The Company has adopted the requirements of the new lease standard effective January 1, 2019. It has elected the optional transition method to apply the standard as of the effective date and therefore, the standard will not be applied to the comparative periods presented in the Company’s consolidated financial statements. Upon adoption, the Company recorded a right-to-use asset and corresponding lease liability on the Company’s consolidated balance sheet. Adoption of the new lease standard will not have a significant impact on the Company’s consolidated statement of operations.

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

The components of the balance sheet accounts presented as discontinued operations were as follows:

	As of December 31,
	2018	2017
Liabilities:
Accrued expenses - leases	$1,005,073	$1,029,022
Total Current Liabilities	$1,005,073	$1,029,022

Accrued expenses represents the estimated cost of terminating the leases associated with the Hetnets business. Accordingly, disbursements associated with such activity during the year ended December 31, 2018 were recorded as reductions to that estimated liability.

Note 5. Property and Equipment, Net

Property and equipment, net is comprised of:

	As of December 31,
	2018	2017
Network and base station equipment	$44,684,728	$43,573,869
Customer premise equipment	36,283,676	34,996,202
Information technology	4,893,652	4,881,332
Furniture, fixtures and other	1,715,524	1,715,524
Leasehold improvements	1,517,560	1,651,300
Accrual - equipment received not invoiced	36,293	605,646
	89,131,433	87,423,873
Less: accumulated depreciation	79,053,282	73,992,893
Property and equipment, net	$10,078,151	$13,430,980

Depreciation expense for the years ended December 31, 2018 and 2017 was $5,157,789 and $5,324,969, respectively.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Property acquired through capital leases included within the Company’s property and equipment consists of the following:

	As of December 31,
	2018	2017
Network and base station equipment	$2,680,000	$2,629,526
Customer premise equipment	1,633,748	1,269,373
Information technology	1,860,028	1,860,028
	6,173,776	5,758,927
Less: accumulated depreciation	5,122,462	4,708,697
Property acquired through capital leases, net	$1,051,314	$1,050,230

Note 6. Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consist of the following:

	As of December 31,
	2018	2017

Goodwill	$1,674,281	$1,674,281

Backhaul agreement	3,837,783	3,837,783
Less: accumulated amortization	3,624,573	2,345,312
Backhaul agreement, net	213,210	1,492,471

FCC licenses, net	750,000	750,000
Intangible assets, net	$963,210	$2,242,471

Amortization expense for the year ended December 31, 2018 and 2017 was $1,279,261 and $1,410,018, respectively. The fair value of the backhaul agreement acquired in the transaction with a large cable company, as described in Note 4, is being amortized on a straight-line basis over the three-year term of the agreement. The Company’s licenses with the FCC are not subject to amortization as they have an indefinite useful life. Future amortization expense of $213,210 will be fully amortized during the year ending December 31, 2019.

Note 7. Accrued Expenses

Accrued expenses consist of the following:	As of December 31,
	2018	2017
Payroll and related	$357,118	$515,448
Professional services	149,891	318,979
Franchise taxes	130,000	177,384
Network	79,609	188,192
Other	57,441	101,990
Property and equipment	36,293	320,043
Total	$810,352	$1,622,036

Network represents costs incurred to provide services to the Company’s customers including tower rentals, bandwidth, troubleshooting and gear removal.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

 Note 8. Short-Term Debt

Short-term debt (callable) consists of the following:

	As of December 31,
	2018	2017
Principal	$38,699,308	$34,657,987
Unamortized debt discount	-	(789,287)
Total	$38,699,308	$33,868,700

In October 2014, the Company entered into a $35,000,000 note (the "Note") with Melody Business Finance, LLC (the “Lender”) wherein the Company received net proceeds of $33,950,000 after a 3% original issue discount.

This Note accrues interest on the basis of a 360-day year at:

a)

A rate equal to the greater of: i) the sum of the one-month Libor rate on any given day plus 7% or ii) 8% per annum. The one-month Libor rate was 2.50% as of December 31, 2018. Interest accrued at this rate is paid in cash at the end of each quarter; plus

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

On May 24, 2018, the parties amended the Second Amended and Restated Forbearance to the Loan Agreement, among other things, extend the compliance period for certain covenants to May 31, 2018 from April 30, 2018 and to revise the milestones for a proposed sale of the Company as set forth therein. Such amendment was effective as of May 15, 2018.

Effective August 20, 2018, the parties amended the Forbearance Agreement (the “Second Amendment”).  Pursuant to the Second Amendment, the Lender and the majority lenders waived the Company’s requirement under Section 6.1(a)(i) of the Loan Agreement to deliver to the Lender a Qualified Report through September 30, 2018. The Second Forbearance Period was extended from June 30, 2018 through September 30, 2018 (the “Third Forbearance Period”), and the Company agreed, among other things, to certain milestone dates in connection with a proposed sale of the Company.

On October 24, 2018, the parties amended the Forbearance Agreement (the “Third Amendment”).   Pursuant to the Third Amendment, the Third Forbearance Period was extended from September 30, 2018 to November 15, 2018 (the “Fourth Forbearance Period”), and the Company agreed, among other things, to eliminate Sale Milestone dates as had been set forth in a prior amendment and the Lenders agreed to permit the Company to defer payment of the third quarter cash interest, which would be treated as PIK interest.

Effective December 31, 2018, the parties amended the Forbearance Agreement (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the Fourth Forbearance Period was extended from November 15, 2018 to January 31, 2019 (the “Fifth Forbearance Period”), and the Lenders agreed to permit the Company to defer payment of the fourth quarter cash interest, which would be treated as PIK interest. In addition, the scheduled maturity date of the Note was changed from December 31, 2018 to January 31, 2019.

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

The Company recorded interest expense of $6,077,223 and $4,142,046 for the years ended December 31, 2018 and 2017, respectively. Of those amounts, the Company paid to the Lender $2,035,903 and $2,775,054 and added $4,041,320 and $1,366,992 of interest to the principal amount of the Note for the years ended December 31, 2018 and 2017, respectively.

The interest rate for the fourth quarter of 2018 was 18.24% consisting of a cash interest rate of 9.24%, a default interest rate premium of 5.0%, and a 4.0% paid in kind interest rate.  Under the new forbearance agreement entered into by the Company on October 24, 2018, the Company elected to add $2,605,320 to the outstanding balance due under the loan, which represents the cash interest and default interest rate premium.  See Note 17, Subsequent Events, for further information related to the new forbearance agreement entered into in January 2019.

The Company recorded amortization expense related to the debt discount of $789,287 and $1,014,456 for the years ended December 31, 2018 and 2017, respectively.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 9. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	As of December 31,
	2018	2017
Deferred rent	$347,554	$417,605
Deferred taxes	-	336,598
Deferred revenues	38,471	-
Total	$386,025	$754,203

Note 10. Capital Stock

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

The Company had created Series A Preferred Stock during the year ended December 31, 2010, Series B through Series F Convertible Preferred Stock during the year ended December 31, 2016, Series G through Series H Convertible Preferred Stock during the year ended December 31, 2017, and Series I Preferred Stock during the year ended December 31, 2018. The Company had shares of the following series of preferred stock issued and outstanding as of December 31, 2018 and 2017:

	Designated	Issued and Outstanding
		2018	2017
Series A Preferred Stock	350,000	-	-
Series B Convertible Preferred Stock	892,857	-	-
Series C Convertible Preferred Stock	680,000	-	-
Series D Convertible Preferred Stock	4,421	-	-
Series E Convertible Preferred Stock	2,000,000	-	-
Series F Convertible Preferred Stock	1,233	-	-
Series G Convertible Preferred Stock	938	538	538
Series H Convertible Preferred Stock	938	501	501
Series I Preferred Stock	100	100	-
	3,930,487	1,139	1,039

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The preferences, rights, and limitations of each series of preferred stock, and equity activity for the years ended December 31, 2018 and 2017, are discussed to the extent appropriate in the following paragraphs.

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

c)

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

e)

On various dates from May 30, 2017 to June 29, 2017, inclusive, the holder of 437 shares of Series H Preferred Stock elected to convert them into shares of common stock. In accordance with the conversion terms applicable to those preferred shares, the Company issued 46,614 shares of common stock.

f)

On various dates from June 30, 2017 to August 22, 2017, inclusive, the holder of 400 shares of Series G Preferred Stock elected to convert them into shares of common stock. In accordance with the conversion terms applicable to those preferred shares, the Company issued 53,335 shares of common stock.

g)

On September 29, 2017 and as previously indicated, the Company effected a 1-for-75 reverse stock split of its common stock. Consequently, all share quantities, per share amounts, and any other appropriate amounts or disclosures in these financial statements affected by that reverse stock split have been adjusted for that reverse stock split.

h)

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

i.	Shares of Series I Preferred Stock are not convertible into common stock.

ii.

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

iii.

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

iv.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 11. Stock Option Plans and Warrants

Stock Options Plans

The 2007 Equity Compensation Plan (the “2007 Plan”) became effective in January 2007 and provides for the issuance of options, restricted stock and other stock-based instruments to officers and employees, consultants and directors of the Company. The total number of shares of common stock issuable under the 2007 Plan is 1,603. A total of 887 stock options or common stock have been issued under the 2007 Plan as of December 31, 2018.

The 2007 Incentive Stock Plan (the “2007 Incentive Stock Plan”) became effective in May 2007 and provided for the issuance of up to 1,667 shares of common stock in the form of options or restricted stock. Shareholders approved an increase in the number of authorized shares of common stock issuable under the 2007 Incentive Stock Plan from 1,667 to 3,334 in November 2012. A total of 2,563 stock options, common stock or restricted stock have been issued under the 2007 Incentive Stock Plan as of December 31, 2018.

Options granted under both the 2007 Plan and the 2007 Incentive Plan have terms up to ten years and are exercisable at a price per share not less than the fair value of the underlying common stock on the date of grant. The total number of shares of common stock that remain available for issuance as of December 31, 2018 under the 2007 Plan and the 2007 Incentive Stock Plan combined is 1,487 shares.

The 2008 Non-Employee Directors Compensation Plan (the “2008 Directors Plan”) became effective in August 2008 and provided for the issuance of up to 667 shares of common stock in the form of options or restricted stock. In November 2013, shareholders approved an increase in the number of shares of common stock issuable under the 2008 Directors Plan to 1,334. A total of 1,174 stock options or common stock have been issued under the 2008 Directors Plan as of December 31, 2018. Options granted under the 2008 Directors Plan have terms of up to ten years and are exercisable at a price per share equal to the fair value of the underlying common stock on the date of grant. The total number of shares of common stock that remain available for issuance as of December 31, 2018 under the 2008 Directors Plan is 160 shares.

The 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”) became effective in September 2016 and provided for the issuance of up to 9,094 shares of common stock in the form of equity or equity-linked awards to officers, directors, consultants and other personnel. Shareholders approved an increase in the number of authorized shares of common stock issuable under the 2016 Equity Incentive Plan from 9,094 to 19,134 in December 2016. In February 2017, the Company’s shareholders approved an increase in the number of authorized shares of common stock issuable under the 2016 Equity Incentive Plan from 19,134 to 33,618. A total of 69,184 stock options have been issued under the 2016 Equity Incentive Plan as of December 31, 2018.

The 2016 Non-Executive Equity Incentive Plan (the “2016 Non-Employee Incentive Plan”) became effective in December 2016 and provides for the issuance of up to 3,334 equity and equity-linked awards to non-executive employees and consultants of the Company. A total of 436 stock options have been issued under the 2016 Non-Employee Incentive Plan as of December 31, 2018.

Options granted under both the 2016 Equity Incentive Plan and the 2016 Non-Employee Incentive Plan have terms up to ten years and are exercisable at a price per share not less than the fair value of the underlying common stock on the date of grant.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company uses the Black-Scholes option pricing model to value options issued to employees, directors and consultants. Compensation expense, including the estimated effect of forfeitures, is recognized over the period of service, generally the vesting period. Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $161,394 and $931,382 for the years ended December 31, 2018 and 2017, respectively. Stock-based compensation is included in general and administrative expenses in the accompanying consolidated statements of operations.

The unamortized amount of stock options expense was $61,432 as of December 31, 2018 which will be recognized over a weighted-average period of 1.0 years.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2018	2017
Risk-free interest rate	2.7%	1.6%	to	1.7%
Expected volatility	105%	110%	to	113%
Expected life (in years)	4.2		4.2
Expected dividend yield	-		-
Estimated forfeiture rates	20%		20%

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

Option transactions under the stock option plans during the years ended December 31, 2018 and 2017 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of January 1, 2017	28,232	$404.82
Granted during 2017	51,090	12.77
Exercised	-	-
Forfeited /expired	(2,721)	1,134.23
Outstanding as of December 31, 2017	76,601	117.42
Granted during 2018	102	2.40
Exercised	-	-
Forfeited /expired	(3,896)	134.50
Outstanding as of December 31, 2018	72,807	$116.53
Exercisable as of December 31, 2018	51,952	$156.83

Grants under the stock option plans were as follows:

	For the Years Ended December 31,
	2018	2017
Annual grants to outside directors	102	170
Executive grants	-	50,586
Non-employee grants	-	334
Total	102	51,090

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Certain stock options awarded to Ernest Ortega, Chief Executive Officer, in conjunction with his 2017 employment agreement contained performance based criteria. The fair value of the awards was determined based on the market value of the underlying stock price at the grant date and will be marked to market over the vesting period based on probabilities and projections of the underlying performance measures. The aggregate fair value of the performance based options granted was $140,708 for the year ended December 31, 2017. The Company has not recorded any expense associated with the performance based stock options issued for the years ended December 31, 2018 and 2017, respectively. The Company will continue to evaluate the probability of achieving the criteria associated with performance based stock options and will record any associated compensation expense at such time.

On February 3, 2017, the Company awarded options for the purchase of up to 15,868 shares of the Company's common stock at an exercise price of $13.50 per share for a period of ten years. Terms of such option awards conformed to the Company's standard form of option agreement which includes a provision for cashless exercise. The awards consisted of options for 6,676 shares to Mr. Philip Urso for his past service as Interim Chief Executive Officer, options for 5,854 shares to Mr. Arthur Giftakis, the Company's Chief Operating Officer, and options for 3,338 shares to Mr. Frederick Larcombe, the Company's former Chief Financial Officer. Mr. Urso's options vested 100% upon issuance and the options issued to Messrs. Giftakis and Larcombe vest ratably on a quarterly basis over the eight quarters immediately following the date of the awards. The options awarded to Mr. Larcombe were subsequently modified and fully expensed on May 15, 2017 to reflect immediate vesting and, unless exercised prior to May 15, 2018, to be forfeited. The options awarded to Mr. Larcombe were forfeited on May 15, 2018.

On May 15, 2017, the Company entered into an employment agreement with Laura Thomas, the Company’s former Chief Financial Officer, wherein she was issued options to purchase up to 2% of the Company’s common stock on a fully diluted basis as of May 15, 2017, or 7,556 options. The options vested 25% after one year of service and the remaining vested ratably over the following three years. The options awarded to Ms. Thomas were subsequently modified and fully expensed on January 5, 2018 to reflect immediate vesting.

Forfeited or expired options under the stock option plans were as follows:

	For the Years Ended December 31,
	2018	2017
Employee terminations	3,756	2,619
Expired	140	102
Total	3,896	2,721

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The weighted-average fair values of the options granted during 2018 and 2017 were $1.76 and $9.65, respectively. Outstanding options of 72,807 as of December 31, 2018 had exercise prices that ranged from $2.40 to $7,845.00 and had a weighted-average remaining contractual life of 7.9 years. Exercisable options of 51,952 as of December 31, 2018 had exercise prices that ranged from $2.40 to $7,845.00 and had a weighted-average remaining contractual life of 7.9 years.

As of December 31, 2018, there was no aggregate intrinsic value associated with the outstanding and exercisable options. The closing price of the Company’s common stock at December 31, 2018, was $2.10 per share. The Company calculates the intrinsic value of stock options as the difference between the closing price of the Company’s common stock at the end of the reporting period and the exercise price of the stock options and warrants.

Stock Warrants

Warrant transactions during the years ended December 31, 2018 and 2017 were as follows:

	Number	Weighted Average Exercise Price
Outstanding as of January 1, 2017 and 2018	2,400	$1,265.25
Exchanged during 2018	(2,400)	1,265.25
Outstanding and exercisable as of December 31, 2018	-	$-

On May 24, 2018, the Company effected an exchange of 2,400 warrants with the Lender for an aggregate of 100 shares of Series I Preferred Stock. See Note 10, Capital Stock, for further information regarding the exchange of warrants.

Note 12. Employee Benefit Programs

The Company has established a 401(k) retirement plan (“401(k) Plan”) which covers all eligible employees who have attained the age of twenty-one and have completed 30 days of employment with the Company. The Company can elect to match up to a certain amount of employees’ contributions to the 401(k) Plan. No employer contributions were made during the years ended December 31, 2018 and 2017.

Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP Plan”), participants can purchase shares of the Company’s stock at a 15% discount. A maximum of 334 shares of common stock can be issued under the ESPP Plan of which all of the authorized shares have been issued. During the years ended December 31, 2018 and 2017, a total of zero and 30 shares were issued under the ESPP Plan with a fair value of zero and $358, respectively. The Company recognized zero and $52 of stock-based compensation related to the 15% discount for the years ended December 31, 2018 and 2017, respectively.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 13. Income Taxes

Provision

The provision for income taxes consists of the following:

	Years Ended December 31,
	2018	2017
Current
Federal	$-	$
State	-		-
Total current	-		-
Deferred			-
Federal	(2,213,273)		(896,114)
State	(632,364)		(256,033)
Change in valuation allowance	2,509,039		1,068,307
Total deferred	(336,598)		(83,840)
Provision for income taxes	$(336,598)		$(83,840)

The provision for income taxes using the U.S. Federal statutory tax rate as compared to the Company’s effective tax rate is summarized as follows:

	Years Ended December 31,
	2018	2017
U.S. federal statutory rate	(21.0)%	(34.0)%
State taxes	(6.0%)	(5.0)%
Permanent differences	-%	0.1%
Change of federal deferred tax rate	-%	29.7%
Change in valuation allowance	23.8%	8.5%
Effective tax rate	(3.2)%	(0.7)%

The Company files income tax returns for Towerstream Corporation and its subsidiaries in the U.S. federal and various state principle jurisdictions. As of December 31, 2018, the tax returns for Towerstream Corporation for the years 2015 through 2018 remain open to examination by the Internal Revenue Service and various state authorities. In addition, the years in which net operating losses are generated are open until the year in which they are later utilized expires. There are currently no audits by taxing authorities of federal or state income tax returns.

Impact of Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted.  The TCJA revises the U.S. corporate income tax rate from a graduated rate system, to a flat rate of 21%, effective for tax years beginning after December 31, 2017.  Deferred tax assets and liabilities are now being remeasured using these new rates.  As such, the deferred tax assets and liabilities, along with the valuation allowance are impacted.  The net effect as of December 31, 2017 was a reduction to the deferred tax assets of ($3,940,628) and a reduction to the deferred tax liability of $203,738.  The reduction in the valuation allowance was ($3,791,030). SAB 118 allowed the Company to remeasure these items throughout 2018. The Company is done with the analysis and no material changes are needed.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	Years Ended December 31,
	2018	2017
Deferred tax assets
Net operating loss carryforwards	$4,921,264	$4,345,624
Stock-based compensation	2,324,392	2,280,815
Intangible assets	1,280,812	1,094,799
Debt discount	948,572	831,717
Allowance for doubtful accounts	41,611	25,889
Interest expense limitation	1,515,513	-
Depreciation	316,797	-
Other	286,800	287,571
Total deferred tax assets	11,635,761	8,866,415
Valuation allowance	(11,253,638)	(8,744,600)
Deferred tax assets, net of valuation allowance	382,123	121,815

Deferred tax liabilities
Depreciation	-	(121,815)
Intangible assets	(382,123)	(336,597)
Total deferred tax liabilities	(382,123)	(458,412)
Net deferred tax liabilities	$-	$(336,597)

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

As of December 31, 2018 and 2017, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense, and penalties as general and administrative expenses. No interest and penalties were recorded during the years ended December 31, 2018 and 2017. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The NOLs as of December 31, 2018 and 2017 reflect a limitation under Section 382 which occurred as a result of an ownership change during 2016. There were no ownership changes under Section 382 during the years ended December 31, 2018 and 2017. For the years ended December 31, 2018 and 2017, the Company had taxable losses of approximately $2,132,000 and $8,536,000, respectively. The total federal and state NOLs as of December 31, 2018 and 2017, of approximately $18,227,000 and $16,095,000, respectively, begin to expire starting in the year ending December 31, 2027.  The federal net operating losses generated in 2018 of $2,132,000 do not expire and have an indefinite life.

Valuation Allowance

In assessing the realizability of deferred tax assets, the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, the Company has considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based upon this evaluation, a full valuation allowance has been recorded as of December 31, 2018 and 2017. The change in valuation allowance was $2,509,038 and $1,068,307, respectively, for the years ended December 31, 2018 and 2017.

Note 14. Fair Value Measurement

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

Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. The carrying value of the Company’s long-term debt is carried at cost as the related interest rate is at terms that approximate rates currently available to the Company. There were no changes in the valuation techniques during the year ended December 31, 2018.

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2018	$4,173,070	$4,173,070	$-	$-
December 31, 2017	$7,568,982	$7,568,982	$-	$-

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 15. Revenues

In May 2014, the FASB issued ASC 606, “Revenue from Contracts with Customers.” The core principle of ASC 606 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company has adopted ASC 606 as of January 1, 2018 and utilized the modified retrospective method of adoption which includes the deferral of commission costs associated with obtaining its customer contracts and revenues associated with customer installations.  The impact to revenues for the year ended December 31, 2018, was a reduction of $131,877, as a result of applying Topic 606.  The prior year information has not been restated as the application of Topic 606 did not have a material impact on the accounting treatment of 2017 revenues and continues to be reported under the accounting standards in effect for that period.

Revenue Recognition

Generally, the Company considers all revenues as arising from contracts with customers.

Prior to 2018, the Company applied the revenue recognition principles set forth under the United States Securities and Exchange Commission Staff Accounting Bulletin 104, which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

Beginning in 2018, revenue is recognized based on the five-step process outlined in ASC 606:

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

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Disaggregation of Revenue

We provide fixed wireless business internet service to companies ranging from small businesses to fortune 500 companies.  The Company recognizes the total revenue provided under a contract ratably over the contract period, including any periods under which the Company has agreed to provide services at no cost. The Company generally enters into contractual agreements with its customers for periods ranging between one to three years. The Company offers fixed wireless broadband as a single product offering and therefore no disaggregation of revenue is necessary.

Deferred Revenues

Customers are billed monthly in advance. Deferred revenues are recognized for that portion of monthly charges not yet earned as of the end of the reporting period. Deferred revenues are also recognized for certain customers who pay for their services in advance.

The Company also defers installation fees billed to the customer and commission costs associated with obtaining new contracts.  The installation fees and commission costs are amortized over the average contract term of new contracts. As of December 31, 2018, the Company had $131,877 of deferred installation fees of which $93,406 was included in Deferred Revenues and $38,471 was included in Other Long-Term Liabilities on the Company’s consolidated balance sheet and $178,333 of deferred commission costs of which $136,410 was included in Other Current Assets and $41,923 was included in Other Assets on the Company’s consolidated balance sheet.

Note 16. Commitments

Operating Lease Obligations

The Company has entered into operating leases related to roof rights, cellular towers, office space, and equipment leases under various non-cancelable agreements expiring on various dates through March 2025. Certain of these operating leases include extensions, at the Company's option, for additional terms ranging from one to fifteen years. Amounts associated with the extension periods have not been included in the table below as it is not presently determinable which options, if any, the Company will elect to exercise.

As of December 31, 2018, total future operating lease obligations were as follows:

Years Ending December 31,
2019	$7,286,466
2020	5,231,865
2021	3,134,185
2022	1,918,867
2023	681,014
Thereafter	311,412
Total	$18,563,809

Rent expenses were as follows:

	Year Ended December 31,
	2018	2017
Points of Presence	$9,071,856	$8,693,892
Corporate offices	248,045	220,309
Other	966,533	935,293
Total	$10,286,434	$9,849,494

Rent expenses related to Points of Presence were included in infrastructure and access in the Company’s consolidated statements of operations. Rent expense related to our corporate offices was allocated between general and administrative, sales and marketing, customer support, and network operations expense in the Company’s consolidated statements of operations. Other rent expenses were included in network operations within the Company’s consolidated statements of operations.

TOWERSTREAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In April 2017, the Company entered into a new lease agreement for its sales office located in Virginia. The lease commenced on April 15, 2017 and expired on December 31, 2017 with an automatic renewal equal to the original term. Total annual rent payments are fixed at $32,021 for the contract term. In June 2017, the Company leased additional office space in Virginia. The second lease commenced on June 1, 2017 and expired on December 31, 2017 with an automatic renewal equal to the original term. Total annual rent payments are fixed at $20,734 for the duration of the contract term. The Company did not renew these leases when they expired in December 2017.

In October 2017, the Company amended the lease agreement for its corporate offices located in Rhode Island. The amended lease commenced on January 1, 2018 and expires on December 31, 2024 with an option to renew for an additional five-year term through December 31, 2024. Total annual rent payments begin at $183,256 for 2018 and escalate by 2.5% annually reaching $213,422 for 2024.

Capital Lease Obligations

The Company has entered into capital leases to acquire property and equipment expiring through January 2021. As of December 31, 2018, total future capital lease obligations were as follows:

Years Ending December 31,
2019	$388,501
2020	300,374
2021	9,523
Sub-Total	698,398
Less: Interest expense	60,676
Total capital lease obligations	$637,722
Current	$341,975
Long-Term	$295,747

Note 17 - Subsequent Events

On January 31, 2019, the parties amended the Forbearance Agreement (the “Fifth Amendment”).   Pursuant to the Fifth Amendment, the Fifth Forbearance Period was extended from January 31, 2019 to April 30, 2019 (the “Sixth Forbearance Period”), the Lender waived the Company’s requirement to maintain the $6,500,000 Minimum in deposit accounts or securities accounts and agreed to forbear from exercising any of its rights with respect to an event of default related to the Qualified Report and the $6,500,000 Minimum through the Sixth Forbearance Period. The Sixth Forbearance Period shall terminate upon the Company’s failure to maintain at least $2,000,000 minimum in deposit accounts or securities accounts or upon the occurrence of certain events of default. The Company also agreed, among other things, that (i) obligations under the Note for interest payments for the quarter ended March 31, 2019 were revised to provide that interest may be paid in cash or treated as PIK interest, to be added to the outstanding loan balance due, in the discretion of the Company, and (ii) the scheduled maturity date of the Note be changed from January 31, 2019 to April 30, 2019. The Company has notified its lender that it may have a Material Adverse Change, as defined in the loan agreement, which it is in the process of investigating. The ultimate outcome of this matter cannot be determined at this time.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A - Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the fourth quarter of the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting can only provide reasonable assurance of achieving the desired control objectives and, as a result, may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in 2013.

Based on our assessment, our management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Item 9B - Other Information.

None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in an amendment to this Annual Report on Form 10-K, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated by reference to such amendment.

Item 11 - Executive Compensation.

The information required by this item will be set forth in an amendment to this Annual Report on Form 10-K, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated by reference to such amendment.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in an amendment to this Annual Report on Form 10-K, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated by reference to such amendment.

Item 13 - Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in an amendment to this Annual Report on Form 10-K, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated by reference to such amendment.

Item 14 - Principal Accountant Fees and Services.

The information required by this item will be set forth in an amendment to this Annual Report on Form 10-K, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated by reference to such amendment.

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

3.19

Certificate of Designations of Preferences, Rights and Limitations of Series I Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2018).

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

10.46	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2017).
10.47

Office Lease Agreement dated October 24, 2017 by and between Brookwood Middletown Tech, LLC (Landlord) and Towerstream I, Inc. (Tenant) (Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on April 2, 2018).

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

10.50

Forbearance to Loan Agreement with Melody Business Finance LLC dated January 26, 2018 (Incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on April 2, 2018).

10.51

Forbearance to Loan Agreement with Melody Business Finance LLC dated February 28, 2018 (Incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on April 2, 2018).

10.52

Forbearance to Loan Agreement with Melody Business Finance LLC dated March 30, 2018 (Incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K of Towerstream Corporation filed with the Securities and Exchange Commission on April 2, 2018).

10.53

Second Amended and Restated Forbearance to Loan Agreement dated April 15, 2018 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2018).

10.54

First Amendment to the Second Amended and Restated Forbearance to Loan Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2018).

10.55	Exchange Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2018).
10.56

Second Amendment to the Second Amended and Restated Forbearance to Loan Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Towerstream Corporation filed with the Securities and Exchange Commission on August 20, 2018).

10.57

Third Amendment to Second Amended and Restated Forbearance to Loan Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2018).

10.58***	Fourth Amendment to Second Amended and Restated Forbearance to Loan Agreement dated December 31, 2018.
10.59***	Fifth Amendment to Second Amended and Restated Forbearance to Loan Agreement dated January 31, 2019.
10.60*	2018 Management Incentive Plan (Incorporated by reference to Item 5.02 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2018).
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

Item 16 – Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWERSTREAM CORPORATION

Date: April 1, 2019	By:	/s/ Ernest Ortega
Ernest Ortega
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John Macdonald
John Macdonald
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Philip Urso	Director - Chairman of Board of Directors	April 1, 2019
Philip Urso

/s/ Ernest Ortega	Chief Executive Officer	April 1, 2019
Ernest Ortega	(Principal Executive Officer)

/s/ John Macdonald	Chief Financial Officer	April 1, 2019
John Macdonald	(Principal Financial Officer and Principal Accounting Officer)

/s/ Howard L. Haronian, M.D.	Director	April 1, 2019
Howard L. Haronian, M.D.

/s/ William J. Bush	Director	April 1, 2019
William J. Bush