Form 10-K/A
period 2018-12-31
TOWERSTREAM CORP
filed 2019-04-26
CIK 1349437

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“Amendment No. 1”), for the sole purpose of reporting the information required by Part III of Form 10-K. Our Annual Report on Form 10-K was originally filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019 (“Original Filing”). The Original Filing incorporated the Part III information by reference to our Form 10-K/A, to be filed with the SEC within 120 days of our 2018 fiscal year-end.

This Amendment No. 1 does not change any of the information contained in the Original Filing. Other than as specifically set forth herein, we have not updated or amended the disclosures contained in the Original Filing to reflect events that have occurred since the date thereof. Accordingly, this Amendment No. 1 should be read in conjunction with our Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names, ages, and positions of the current directors and executive officers of Towerstream Corporation (“Towerstream”, “we”, “us”, “our” or the “Company”). Our directors hold office for one-year terms or until their successors are elected and qualified or until their earlier death, resignation or removal. Officers are elected annually by our Board of Directors and serve at the discretion of the Board of Directors.

Name	Age	Position
Philip Urso	60	Chairman of the Board of Directors
Ernest Ortega	53	Chief Executive Officer and Director
John Macdonald	48	Chief Financial Officer
Howard L. Haronian, M.D.(1)(2)(3)	57	Director
William J. Bush(1)(2)	54	Director

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

Philip Urso co-founded Towerstream I, Inc. in December 1999. In February 2016, the Board of Directors appointed Mr. Urso to serve as interim Chief Executive Officer. Mr. Urso resigned from his position as interim Chief Executive Officer with the appointment of Mr. Ortega to Chief Executive Officer in January 2017. Mr. Urso has served as a director and chairman since inception and as Chief Executive Officer from inception until November 2005. Mr. Urso has been the Company’s chairman and a director since it became public in 2007. In 1995, Mr. Urso co-founded eFortress and served as its president through 1999. From 1983 until 1997, Mr. Urso owned and operated a group of radio stations. In addition, Mr. Urso co-founded the regional cell-tower company, MCF Communications, Inc. Mr. Urso was appointed to the Board of Directors due to his significant experience in the wireless broadband and tower industries, his familiarity with the Company, as well as his extensive business management expertise.

Ernest Ortega has been our Chief Executive Officer since January 2017 and served on the Company’s Board of Advisors, an advisory board comprised of industry professionals and designed to provide strategic business and other advice to the Company, from January 2016 to January 2017. In January 2018, the Company appointed Mr. Ortega to serve as a director. Prior to his appointment as Chief Executive Officer, Mr. Ortega served as the Chief Revenue Officer of Colt Technology Services from October 2015 to December 2016, as Chief Revenue Officer of Cogent Communications Holdings, Inc. (Nasdaq: CCOI) from August 2013 to October 2015 and as EVP Sales & Marketing of XO Communications from June 1999 to August 2013. Mr. Ortega was appointed to the Board of Directors due to his extensive industry experience, particularly his management expertise, and his familiarity with the Company through his role on the Company’s Board of Advisors.

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

Howard L. Haronian, M.D., has served as a director of Towerstream I, Inc. since its inception in December 1999. Dr. Haronian has been a director of the Company since it became public in 2007. Dr. Haronian is an interventional cardiologist and founded Cardiology Specialists, Ltd. of Rhode Island in 1994. Dr. Haronian has served on the clinical faculty of the Yale School of Medicine since 1994. Dr. Haronian graduated from the Yale School of Management Program for Physicians in 1999. Dr. Haronian is currently Chief Medical Director and VP/East for Hartford HealthCare Heart & Vascular Institute. Dr. Haronian was appointed to the Board of Directors due to his extensive knowledge of the Company’s operations since its founding and his executive level experience at other organizations.

William J. Bush has been a director of the Company since January 2007. Since November 2016, Mr. Bush has served as the Chief Financial Officer of Stem, Inc., an innovative technology services company with a mission to build and operate the largest digitally connected energy storage network in the world.  From January 2010 to November 2016, Mr. Bush served as the Chief Financial Officer of Borrego Solar Systems, Inc., one of the nation’s leading financiers, designers and installers of commercial and government grid-connected solar electric power systems. From October 2008 to December 2009, Mr. Bush served as the Chief Financial Officer of Solar Semiconductor, Ltd., a private vertically integrated manufacturer and distributor of quality photovoltaic modules and systems targeted for use in industrial, commercial and residential applications with operations in India helping it reach $100 million in sales in its first 15 months of operation. Prior to that, Mr. Bush served as Chief Financial Officer and Corporate Controller for a number of high growth software and online media companies as well as being one of the founding members of Buzzsaw.com, Inc., a spinoff of Autodesk, Inc. Prior to his work at Buzzsaw.com, Mr. Bush served as Corporate Controller for Autodesk, Inc. (NasdaqGM: ADSK), one of the largest software applications companies in the world. His prior experience includes seven years in public accounting with Ernst & Young, and PricewaterhouseCoopers. Mr. Bush holds a B.S. degree in Business Administration from U.C. Berkeley and is a Certified Public Accountant. Mr. Bush was appointed to the Board of Directors because he has significant experience in finance.

Board Leadership Structure and Risk Oversight

Our Audit Committee is primarily responsible for overseeing our risk management processes on behalf of our Board of Directors. The Audit Committee receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our Company’s assessment of risks. In addition, the Audit Committee reports regularly to the Board of Directors which also considers our risk profile. The Audit Committee and the Board of Directors focus on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board of Directors’ tolerance for risk. While the Board of Directors oversees our Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach to address the risks facing our Company.

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

Nominating Committee

The Nominating Committee is comprised of one director: Howard L. Haronian, M.D. Dr. Haronian is Chairman of the Nominating Committee. The Nominating Committee considers and makes recommendations on matters related to the practices, policies and procedures of the Board of Directors and takes a leadership role in shaping our corporate governance. As part of its duties, the Nominating Committee assesses the size, structure and composition of the Board of Directors and its committees, and coordinates the evaluation of the Board of Directors’ performance. The Nominating Committee also acts as a screening and nominating committee for candidates considered for election to the Board of Directors.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Compensation of Directors

The following table summarizes the compensation awarded during the fiscal year ended December 31, 2018 to our directors who are not named executive officers in the table below:

Name	Fees Earned or Paid in Cash	Option Awards (1)(2)	Total
Philip Urso	$ 60,000	$ 60	$ 60,060
Howard L. Haronian, M.D.	$ 60,000	$ 60	$ 60,060
William J. Bush	$ 60,000	$ 60	$ 60,060
Paul Koehler (3)	$ 5,000	-	$ 5,000
Don MacNeil (4)	$ 5,000	-	$ 5,000

(1)

Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. Our policy and assumptions made in the valuation of share-based payments are contained in Note 11 to our December 31, 2018 financial statements included in the Original Filing.

(2)

Option awards relate to the issuance of options in 2018 to purchase 34 shares at an exercise price of $2.40 each for Messrs. Urso and Bush, and Dr. Haronian. Options to purchase shares of our common stock were outstanding as of December 31, 2018 for each current non-employee director as follows: Philip Urso, 9,784; Howard L. Haronian, M.D., 1,550; William J. Bush, 1,550; Paul Koehler, 1,502; Don MacNeil, 20.

(3)	Effective January 9, 2018, Mr. Koehler resigned from his position as a member of the Board of Directors.

(4)

Effective January 9, 2018, Mr. MacNeil resigned from his position as a member of the Board of Directors. Staring February 1, 2018, Mr. MacNeil received monthly compensation of $2,000 for his services consulting for the Company. Mr. MacNeil’s consulting services ended as of December 31, 2018.

Pursuant to the 2008 Non-Employee Directors Compensation Plan (the “Directors Plan”) in effect in 2015, each non-employee director was entitled to receive periodic grants of ten-year options to purchase 34 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant and that vests monthly over a one year period. An initial grant was made upon such non-employee director’s election or appointment to our Board of Directors and thereafter annually on the first business day in June, subject to such director remaining on the Board of Directors. Non-employee directors also receive $60,000 per annum in cash.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) , and as a result, our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, were not required to file reports of ownership and changes in ownership with the SEC.

Code of Ethics and Business Conduct

Our Board of Directors has adopted a code of ethics and business conduct that establishes the standards of ethical conduct applicable to all directors, officers and employees of Towerstream Corporation. The code of ethics and business conduct addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures, and internal control over financial reporting, corporate opportunities and confidentiality requirements. The Audit Committee is responsible for applying and interpreting our code of ethics and business conduct in situations where questions are presented to it. There were no amendments or waivers to the code of ethics and business conduct in fiscal 2018. Our code of ethics and business conduct is available for review on our website at www.towerstream.com. We will provide a copy of our code of ethics and business conduct free of charge to any person who requests a copy. Requests should be directed by e-mail to John Macdonald, our Chief Financial Officer, at jmacdonald@towerstream.com, or by mail to Towerstream Corporation, 76 Hammarlund Way, Middletown, Rhode Island 02842, or by telephone at (401) 848-5848.

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the annual and long-term compensation paid to our chief executive officer and our other most highly compensated executive officers who were serving at the end of 2018, whom we refer to collectively in this Annual Report on Form 10-K/A as the “named executive officers.” Effective February 21, 2019, the Company separated from Arthur Giftakis, the Company’s former Chief Operating Officer.

Name and Principal Position	Year	Salary	Bonus		Option Awards(1)		Other	Total
Ernest Ortega	2018	$350,000	$110,835	(2)	$-		$-	$460,835
Chief Executive Officer	2017	$325,365	$218,681	(3)	$261,323	(4)	$-	$805,369

Arthur G. Giftakis	2018	$230,000	$-	(5)	$-		$-	$230,000
Chief Operating Officer*	2017	$230,000	$83,828	(6)	$59,632	(7)	$-	$373,460

John Macdonald	2018	$173,598	$64,654	(8)	$-		$-	$238,252
Chief Financial Officer

*Separated from the Company on February 21, 2019.

(1)

Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. Our policy and assumptions made in the valuation of share-based payments are contained in Note 11 to our December 31, 2018 financial statements.

(2)

Mr. Ortega was eligible for an annual bonus of $150,000 for fiscal 2018. The Compensation Committee determined that his bonus would be based on the following metrics: 33% on revenue, 33% on EBITDA and 33% on cash flows. Bonuses are calculated and paid based on the achievement percentage attained (if any) for each metric. For the year ended December 31, 2018, Mr. Ortega earned a bonus of $110,835 based on the following metrics and objectives (in thousands):

Metric	Actual	Objective	Achievement of Objective	Bonus Value	Total Payout
Revenue	$24,604	$24,200	101.7%	$50,000	$50,835
EBITDA	$3,002	$1,675	179.3%	$50,000	$60,000
Cash Flows	$(3,396)	$450	-%	$50,000	$-

(3)

Per his employment agreement, Mr. Ortega was eligible for an annual bonus of $300,000 for fiscal 2017. The Compensation Committee determined that his bonus would be based on the following metrics: 30% on churn, 30% on EBITDA and 40% on cash flows. Bonuses are calculated and paid based on the achievement percentage attained (if any) for each metric. For the year ended December 31, 2017, Mr. Ortega earned a bonus of $218,681 based on the following metrics and objectives (cash flows and EBITDA dollars are in thousands):

Metric	Actual	Objective	Achievement of Objective	Bonus Value	Total Payout
Churn	1.31%	Less than 1.7%	123.0%	$90,000	$110,681
EBITDA	$(607)	$1,100	-%	$90,000	$-
Cash Flows	$(4,703)	$(4,500)	90.0%	$120,000	$108,000

(4)

In connection with his appointment to Chief Executive Officer on January 24, 2017, Mr. Ortega was issued options for the purchase of up to 27,162 shares of the Company's common stock at $12.75 per share for a period of ten years. Those options vest as follows: 4,178 on January 24, 2018; 8,358 will vest in eight quarterly installments during the twenty-four months ending January 24, 2020; 7,313 will vest upon the achievement of three consecutive quarters of positive cash flow; and 7,313 will vest upon the sale of the Company's earth station assets in Miami, Florida for gross proceeds equal to or greater than $15,000,000.

(5)

Per his employment agreement, Mr. Giftakis was eligible for an annual bonus of $115,000 for fiscal 2018. The Compensation Committee has determined that his bonus would be based on the following metrics: 33% on revenue, 33% on revenue and 33% on cash flows. Bonuses are calculated and paid based on the achievement percentage attained (if any) for each metric. For the year ended December 31, 2018, no bonus was paid to Mr. Giftakis as a result of his separation from the Company on February 21, 2019.

(6)

Per his employment agreement, Mr. Giftakis was eligible for an annual bonus of $115,000 for fiscal 2017. The Compensation Committee determined that his bonus would be based on the following metrics: 30% on churn, 30% on EBITDA and 40% on cash flows. Bonuses are calculated and paid based on the achievement percentage attained (if any) for each metric.  For the year ended December 31, 2017, Mr. Giftakis earned a bonus of $83,828 based on the following metrics and objectives (cash flows and EBITDA dollars are in thousands):

Metric	Actual	Objective	Achievement of Objective	Bonus Value	Total Payout
Churn	1.31%	Less than 1.7%	123.0%	$34,500	$42,428
EBITDA	$(607)	$1,100	-%	$34,500	$-
Cash Flows	$(4,703)	$(4,500)	90.0%	$46,000	$41,400

(7)

On February 3, 2017, Mr. Giftakis received a ten-year option to purchase 5,854 shares of common stock at an exercise price of $13.50 per share in recognition of services performed in 2016. These options vest ratably on a quarterly basis over the eight quarters immediately following the grant date. All options were forfeited in connection with his separation from the Company on February 21, 2019.

(8)

Per his employment agreement, Mr. Macdonald was eligible for an annual bonus of $87,500 for fiscal 2018. The Compensation Committee determined that his bonus would be based on the following metrics: 33% on revenue, 33% on EBITDA and 33% on cash flows. Bonuses are calculated and paid based on the achievement percentage attained (if any) for each metric. For the year ended December 31, 2018, Mr. Macdonald earned a bonus of $64,654 based on the following metrics and objectives (in thousands):

Metric	Actual	Objective	Achievement of Objective	Bonus Value	Total Payout
Revenue	$24,604	$24,200	101.7%	$29,167	$29,654
EBITDA	$3,002	$1,675	179.3%	$29,167	$35,000
Cash Flows	$(3,396)	$450	-%	$29,167	$-

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards to our named executive officers as of December 31, 2018.

	Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Ernest Ortega	34	−				$525.00	12/31/25
	1,000	−				$111.00	9/15/26
	334	−				$15.00	1/2/27
	7,313	5,223	(1)			$12.75	1/23/27
	-			14,626	(2)	$12.75	1/23/27

Arthur G. Giftakis	5	−				$2,715.00	5/31/20
	60	−				$6,135.00	8/2/21
	40	−				$3,465.00	8/28/23
	17	−				$1,710.00	10/14/24
	20	−				$1,965.00	9/10/25
	400	−				$375.00	3/3/26
	2,747	−				$168.75	8/18/26
	5,122	732	(3)			$13.50	2/2/27

(1)	Such option vests 33% after one year from the grant date and the remaining to vest ratably over the following eight quarters.

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

Employment Agreements and Change-in-Control

On February 16, 2016, the Board of Directors appointed Arthur Giftakis as Chief Operating Officer of the Company, for which he was serving as the Senior Vice President of Engineering and Operations of the Company at the time of his appointment. In connection with his appointment as Chief Operating Officer, Mr. Giftakis received a one-time bonus of $25,000. He also received ten-year options to purchase 400 shares of the Company’s common stock having an exercise price equal to the price of the Company’s common stock at market close on March 4, 2016, and which options vest over the course of two years in equal quarterly installments. On November 23, 2016, the Company entered into an employment agreement with Mr. Giftakis pursuant to which he served as the Company’s Chief Operating Officer for a base salary of $230,000 per year. Prior to his separation from the Company, he was eligible for bonus compensation of up to $115,000 per year in cash, stock or options, as approved at the discretion of the Compensation Committee. His employment agreement had a term of two years and could be automatically renewed for additional one year terms unless earlier terminated by either party with three months prior notice. Upon termination for any reason, Mr. Giftakis was entitled to accrued but unpaid salary and bonus. Upon termination without cause by the Company, for good reason by Mr. Giftakis or within 180 days of a change of control, he was entitled to the greater of his base salary through the balance of the employment period or twelve months base salary, continued participation in the Company’s benefits plans to be paid by the Company and immediate vesting of all stock option and other equity awards. In connection with Mr. Giftakis’ separation from the Company on February 21, 2019, no fiscal 2018 bonus was paid to Mr. Giftakis and all of his outstanding option awards were forfeited.

On January 24, 2017, the Company entered into an employment agreement with Ernest Ortega pursuant to which he serves as the Company’s Chief Executive Officer. The initial term of the agreement was eighteen months, and the agreement automatically renews for additional one-year terms unless earlier terminated by either party within three months prior to the renewal date. Mr. Ortega receives a base salary of $350,000 per year and is eligible for bonus compensation of up to $300,000 per year, as approved at the discretion of the Board of Directors. In addition, the Company issued options for the purchase of up to 27,162 shares of the Company common stock at $12.75 per share for a period of ten years. Those options vest as follows: 4,178 on January 24, 2018; 8,358 will vest in eight quarterly installments during the twenty-four months ending January 24, 2020; 7,313 will vest upon the achievement of three consecutive quarters of positive cash flow; and 7,313 will vest upon the sale of the Company's earth station assets in Miami, Florida for gross proceeds equal to or greater than $15,000,000. Upon termination of employment for any reason, Mr. Ortega shall be entitled to: (i) all base salary earned through the date of termination, (ii) any annual bonuses earned through the date of termination, (iii) any and all reasonable expenses paid or incurred in connection with and related to the performance of his duties and responsibilities for the Company during the period ending on the termination date, (iv) any accrued but unused vacation time through the date of termination and (v) all share awards earned and vested prior to the date of termination. In the event of termination by the Company without cause, by Mr. Ortega for good reason or following a change of control, Mr. Ortega shall also be entitled to his continued base salary through the remainder of the term of employment.

Effective January 8, 2018, the Company entered into an employment agreement with John Macdonald pursuant to which he serves as the Company’s Chief Financial Officer. The agreement has an initial term of two years and may be extended for additional one year terms. Mr. Macdonald will receive an annual base salary of $175,000 and be eligible for an annual bonus of up to 50% of his base salary. In addition, Mr. Macdonald is eligible for stock compensation in the future, at the Board of Directors’ discretion. In the event of resignation for Good Reason (as defined in the Employment Agreement) or termination other than for Cause (as defined in the Employment Agreement) within 180 days of a Change of Control (as defined in the Employment Agreement), Mr. Macdonald will be entitled to a severance payment equal to (i) the greater of his continued base salary through the balance of the term, as renewed, or 6 months of his then base salary, (ii) continued participation in Company welfare benefit plans (including health benefits) on the same terms as immediately prior to termination and to be paid in full by the Company for not less than 12 months of continuation of benefits and (iii) immediate vesting of all stock options and equity awards; provided, that he executes an agreement releasing the Company and its affiliates from any liability.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance Under Equity Compensation Plans” for information about our equity compensation plans.

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 25, 2019 by:

●	each person known by us to beneficially own more than 5% of our common stock (based solely on our review of SEC filings);

●	each of our directors;

●	each of our named executive officers listed in the section entitled “Summary Compensation Table” under Executive Compensation; and

●	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of, with respect to the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Towerstream Corporation, 76 Hammarlund Way, Middletown, Rhode Island 02842, unless otherwise indicated. As of April 25, 2019, there were 394,409 shares of our common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class (1)
5% Stockholders:
HS Contrarian Investments, LLC	43,822	(2)	9.99%
68 Fiesta Way
Fort Lauderdale, FL 33301

Delaney Equity Group, LLC	31,897	(3)	8.09%
2401 PGA Blvd, Suite 110
Palm Beach Gardens, FL 33410

Directors and Named Executive Officers:
Arthur G. Giftakis (4)	1		*
Ernest Ortega	10,773	(5)	2.7%
Philip Urso	10,704	(6)	2.7%
William J. Bush	1,577	(7)	*
Howard L. Haronian, M.D.	2,273	(8)	*
John Macdonald	3		*
All directors and executive officers as a group (6 persons)	25,331		6.1%
	(5)(6)(7)(8)

* Less than 1%.

(1)

Based on 394,409 outstanding shares of common stock unless otherwise specified. Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity that are currently exercisable or will become exercisable within 60 days of April 25, 2019. Such shares are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

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

(3)

Based on a Schedule 13G filed on January 30, 2018. Represents shares of common stock held by Delaney Equity Group LLC. David Delaney is the Managing Member of Delaney Equity Group LLC and in such capacity has voting and dispositive power over the securities held by such entity.

(4)	Mr. Giftakis served as Chief Operating Officer of the Company until his separation from the Company on February 21, 2019.

(5)	Includes 10,773 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(6)

Includes 9,784 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days. Excludes 70 shares of common stock held in a trust for the benefit of Mr. Urso’s minor children, of which Mr. Urso is not a trustee. Mr. Urso disclaims beneficial ownership of the shares held in that trust.

(7)	Includes 1,550 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

(8)

Includes 7 shares of common stock held by Dr. Haronian’s wife, in which Dr. Haronian has an indirect interest, and 1,550 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related parties can include any of our directors or executive officers, certain of our stockholders, and immediate family members of the foregoing. Each year, we prepare and require our directors and executive officers to complete Director and Officer Questionnaires identifying any transactions with us in which the officer or director or their family members have an interest. This helps us identify potential conflicts of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with the interests of the Company as a whole. Our code of ethics and business conduct requires all directors, officers and employees who may have a potential or apparent conflict of interest to immediately notify our Audit Committee of the Board of Directors, which is responsible for considering and reporting to the Board of Directors any questions of possible conflicts of interest. Our code of ethics and business conduct further requires pre-clearance before any employee, officer or director engages in any personal or business activity that may raise concerns about conflict, potential conflict or apparent conflict of interest. Copies of our code of ethics and business conduct and the Audit Committee charter are posted on the corporate governance section of our website at www.towerstream.com.

At no time during the last fiscal year has any related party, as defined in the instructions to Item 404(a) of Regulation S-K, been indebted to the Company or been involved in any transaction in which the amount exceeded $120,000 and in which such person had a direct or indirect material interest.

In evaluating related party transactions and potential conflicts of interest, our Chief Financial Officer and/or Chairman of the Audit Committee apply the same standards of good faith and fiduciary duty they apply to their general responsibilities. They will approve a related party transaction only when, in their good faith judgment, the transaction is in the best interest of the Company.

Director Independence

Each of William J. Bush and Howard L. Haronian, M.D. are independent directors, as provided in Rule 5605(a)(2) of the Nasdaq Stock Market Rules, which are also the independence standards applied by the Board of Directors in assessing director independence.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees that the Company accrued or paid to Marcum LLP for fiscal 2018 and fiscal 2017.

	2018	2017
Audit Fees(1)	$180,940	$324,716
Audit-Related Fees(2)	−	−
Tax Fees(3)	−	−
All Other Fees	−	−
Total	$180,940	$324,716

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

The Audit Committee has adopted a policy providing for the pre-approval all audit, audit-related, tax, and other permitted non-audit services performed by the independent public accountants in order to assure that they do not impair the accountant’s independence from the Company.

Pursuant to this policy, the Audit Committee reviews, at least annually, and approves the terms of the audit engagement. In addition, at least annually, and at such other times as the Audit Committee deems necessary or appropriate to carry out its responsibilities, the Audit Committee will review both a report summarizing the services provided or anticipated to be provided by the independent public accountants and the related fees and costs, and a listing of newly requested services subject to pre-approval since its last regularly scheduled meeting. Any proposed engagement relating to permissible non-audit services must be presented to the Audit Committee and pre-approved on a case-by-case basis. In addition, particular categories of permissible non-audit services that are recurring may be pre-approved by the Audit Committee. Pre-approvals may occur either at a meeting of the Audit Committee or upon approval by the Chair of the Audit Committee if approval is needed between Audit Committee meetings and the Audit Committee delegates such authority to the Chair. Any such interim approvals must be reported to the Audit Committee at its next scheduled meeting. The Audit Committee considers whether the provision of any services is consistent with the SEC’s and the PCAOB’s rules regarding auditor independence and is compatible with maintaining the independence of the Company’s independent public accountants.

All fees related to audit, audit-related, tax, and other permitted non-audit services provided by Marcum LLP were reviewed and pre-approved by the Audit Committee.

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

TOWERSTREAM CORPORATION

Date: April 26, 2019	By:	/s/ Ernest Ortega
Ernest Ortega Chief Executive Officer (Principal Executive Officer)

By:		/s/ John Macdonald
John Macdonald Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Philip Urso
Philip Urso	Director – Chairman of the Board of Directors	April 26, 2019

/s/ Ernest Ortega
Ernest Ortega	Chief Executive Officer (Principal Executive Officer)	April 26, 2019

/s/ John Macdonald
John Macdonald	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 26, 2019

/s/ Howard L. Haronian, M.D.
Howard L. Haronian, M.D.	Director	April 26, 2019

/s/ William J. Bush
William J. Bush	Director	April 26, 2019

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer